Form 10-K
period 2018-12-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2019-02-26
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018.

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

Registrant’s telephone number, including area code:

(212) 589-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The Nasdaq Stock Market LLC

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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 29, 2018 (based upon the closing price of $101.10 per share of common stock as of June 29, 2018, the last business day of the registrant’s second fiscal quarter of 2018, as quoted on the New York Stock Exchange) was $4,004,158,613. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and certain shareholders as of June 29, 2018 would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of February 1, 2019 was 66,960,122.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2019 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 29, 2018.

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

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, SmartPoints®, Points®, WW FreestyleTM, FitPoints®, WellnessWinsTM, ZeroPointTM and the WW logo.

ii

PART I

Item 1.	Business

Overview

We are a global wellness company and the world’s leading commercial weight management program. We are focused on inspiring people to adopt healthy habits for real life. With over five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In 2018, we announced new articulations of our brands, including our evolving focus on WW, to further reinforce our mission to focus on overall health and wellness. We educate our members and provide them with guidance and an inspiring community to enable them to develop healthy habits. WW-branded services and products include digital offerings provided through our websites, mobile sites and apps, workshops conducted by us and our franchisees, consumer products sold direct to consumers, licensed and endorsed products sold in retail channels, and publications. Our primary sources of revenue are subscriptions for our digital products and for our workshops. Our “Digital” business refers to providing subscriptions to our digital product offerings, including the Personal Coaching + Digital product. Our “Studio + Digital” business refers to providing access to our weekly in-person workshops combined with our digital subscription product offerings to commitment plan subscribers. Our “Studio + Digital” business also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members.

We believe that the power of our communities, both digitally via our Connect platform and in workshops, increases accountability and provides our members with inspiration, human connection, and support, which inspires them and enables them to build healthier and more fulfilling food, activity and lifestyle habits. Our brands enjoy high awareness and credibility among all types of consumers—women and men, consumers online and offline, the support-inclined and the self-help-inclined. We believe that our program conveys an image of healthy, livable, sustainable and effective weight management in a supportive environment. The efficacy of our commercial weight management programs has been clinically proven in numerous studies and trials. As the number of overweight and obese people worldwide grows, the demand for an effective, scalable and consumer-friendly weight management program increases. We believe our global presence and brand awareness uniquely position us in the global weight management market, and thereby provide us a unique platform to impact the wellness market.

We have built our business by helping millions of people around the world lose weight through a sensible, sustainable and livable approach to food, activity and mindset. We believe we are the leading global provider of paid digital subscription weight management products. As of the end of fiscal 2018, we had a total of approximately 3.9 million subscribers, of which approximately 2.6 million were Digital subscribers. At that time, we also had approximately 1.3 million Studio + Digital subscribers, who could attend approximately 31,000 workshops each week around the world, which were run by approximately 8,300 coaches. Our strong brands, together with the effectiveness of our program, loyal customer base, strong digital offerings and unparalleled network of workshops and coaches, enable us to attract new and returning customers.

Business Organization and Global Operations

We have four reportable segments based on an integrated geographical structure as follows: North America, Continental Europe (CE), United Kingdom and Other. Each reportable segment provides similar services and products. We operate in numerous countries around the world. Our “North America” reportable segment consists of our United States and Canada Company-owned operations; our “Continental Europe” reportable segment consists of our Germany, Switzerland, France, Belgium, Netherlands and Sweden Company-owned operations; our “United Kingdom” reportable segment consists of our United Kingdom Company-owned operations; and our “Other” reportable segment consists of our Australia, New Zealand, Mexico (operations ceased in the first quarter of fiscal 2018), and Brazil Company-owned operations, as well as revenues and costs from our franchises in the United States and certain other countries.

Our Services and Products

Our Program and Food Plan

In each of our major markets, we offer services and products that are based on our healthy weight management program, known as WW Freestyle in the majority of our markets. The program encompasses a holistic approach for the body and mind to help our members lead a healthier, more active, more fulfilling life, and provides flexibility to make significant changes towards that life. It is comprised of a range of nutritional, activity, behavioral and lifestyle tools and approaches that can be personalized for maximum livability. Our program also gives members science-based techniques that guide them to a helpful mindset. Our food plan, known as SmartPoints, was developed from a combination of advancements in scientific research and consumer insights, including from customers who experienced prior WW plans. With the SmartPoints system, each food has a SmartPoints value determined by the food’s calorie, saturated fat, sugar and protein content. Customers following the SmartPoints system can eat any food as long as the SmartPoints value of their total food consumption stays within their personalized SmartPoints “budget”. Since the program has designated over 200 zeroPoint foods, and nutritious foods generally have lower SmartPoints values, this approach guides customers toward healthier eating patterns. Based on a personalized assessment included in the program, members get daily and weekly SmartPoints targets. Prior to the launch of WW Freestyle in December 2017, we offered a weight management program known as Beyond the Scale in North America.

In addition to focusing on healthy eating habits, and in furtherance of our mission to focus on overall health and wellness, WW Freestyle also addresses other aspects of a healthy and fulfilled life, such as mindset, activity and community. In 2018, we enhanced our offerings with tools focused on these wellness areas. As part of this enhancement, we carefully selected partners in the mindset and activity spaces with services that could aid our members. For example, in both our workshops and our digital experiences, members can typically access meditation and/or mindfulness content to assist them in developing and maintaining a helpful mindset on their wellness journeys. Our customized FitPoints system accounts for height, weight, age and sex. This personalization allows members to know exactly what each activity is worth to them and then track their activities and routines within the WW app. WW’s Connect Groups, a part of our digital community, foster meaningful relationships that inspire healthy habits by helping people find communities based on food, life stages, wellness journey, activity, mindset and hobbies. Finally, to further inspire and reinforce healthy habits, we recently launched WellnessWins, our rewards program that inspires members to build, and recognizes members for building, healthy habits. Members can earn “Wins” and redeem them for exclusive products and experiences.

Our Businesses

The two main ways our customers can participate in our program are digitally and through in-person group workshops. Within these two channels, we offer a variety of services and products to meet each customer’s preferences. Additionally, our wellness coaches educate members on our program and provide inspiration and support to members in developing healthy habits.

Digital Business

In our Digital business, we offer digital subscription products based on the WW approach to wellness and weight management. These products provide interactive and personalized resources that allow users to follow our weight management program via our web-based and mobile app products. They help subscribers adopt a healthier and more active lifestyle, a helpful mindset, and healthy habits, with a view toward long-term behavior modification — a key aspect of the WW approach toward healthy and sustainable weight loss. These products provide subscribers with content, functionality and resources and interactive weight management plans and wellness tools. We believe our personalized and interactive Digital subscription products give subscribers an engaging experience. Our online community, which can be accessed via the web and the Connect feature in our mobile app, gives our subscribers a way to stay virtually connected, and support and inspire each other. We continue to upgrade the design, usability, features and capabilities of our digital products. As of the end of fiscal 2018, we had approximately 2.6 million Digital subscribers.

Studio + Digital Business

In our Studio + Digital business, we present our program in regular weekly workshops of 30 to 45 minutes in duration, conveniently scheduled throughout the day. Our interactive, in-person community remains the cornerstone of our workshops. Wellness coaches facilitate interactive workshops that encourage learning and inspire members to make positive changes towards their individual goals. Members provide each other inspiration and support by sharing their experiences with, and by providing encouragement and empathy to, other people on weight management and wellness journeys. In addition, our members can choose to access our digital tools to assist them on their journeys. The primary payment structure for our Studio + Digital business globally is through commitment plans. Under these plans, members generally receive unlimited access to workshops at a monthly price plus access to our Digital products. Pursuant to these plans, a member is automatically charged on a monthly basis until the member elects to cancel. As of the end of fiscal 2018, we had approximately 1.3 million subscribers to these commitment plans.

We have franchisees in certain territories. Pursuant to long-standing agreements, we typically pay each other commissions and other fees. In fiscal 2018, revenues from our franchisees represented less than 1% of our total revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Our Consumer Product Sales

We sell a range of consumer products, including bars, snacks, cookbooks, kitchen tools and other products from time to time. These products complement our weight management program and help our customers in their weight management and wellness efforts. We have focused on selling products that drive recurring purchases. Our products are designed to be high quality and offer benefits related to the WW program.

We sell our products primarily at our workshops, online through our ecommerce platforms and to our franchisees. Excluding sales to or by our franchisees, in fiscal 2018, direct sales of products to consumers represented approximately 12.6% of our revenues. We seek to optimize our product offerings by updating existing products, selectively introducing new products and sharing best practices across geographies.

Licensing and Endorsements

We license our trademarks and other intellectual property in certain categories of food, beverages and other relevant consumer products and services. We also endorse or co-brand with carefully selected branded consumer products and services. By partnering with carefully selected companies in categories relevant and helpful to weight- and health-conscious consumers, we have a high margin licensing business that gives us access to these consumers and also increases the awareness of our brands. In connection with our acquisition from The Kraft Heinz Company (successor to H.J. Heinz Company), or Heinz, in September 1999, Heinz received a perpetual royalty-free license to continue using our brand in certain food categories. We believe that the strength of the WW brands will create new long-term licensing and partnership opportunities for us.

Health Solutions

As healthcare costs continue to be a significant concern on the minds of employers and their employees, we believe that our broad range of services and products uniquely positions us to serve the market and help employers reduce their healthcare costs and improve the overall well-being of their employees. Our strategy is focused on leveraging our organizational capability to serve companies of every size and type with offerings that include workplace workshops, local community workshops and access to our Digital products.

We believe the healthcare market represents an important channel to reach new consumers. We continue to explore different approaches to this market.

Our Clinical Efficacy and Reputation in the Marketplace

WW is one of the most clinically-studied commercial weight management programs, with dozens of peer-reviewed publications in the last 20 years. For example, in 2017, a randomized controlled trial conducted by research teams at the University of Cambridge, the University of Liverpool and the University of Oxford and partially funded by us was published in The Lancet and found that adults with obesity referred to WW for one year lost significantly more weight and were able to keep it off for longer compared to those who either received brief advice and self-help materials, or who were referred to a 12-week WW program. In addition, compared to adults receiving brief advice and self-help, adults who followed either the 12- or 52-week WW program achieved greater reductions in body fat; those who followed 52 weeks of WW also achieved greater blood sugar control. Research has shown that WW has impact that reaches beyond our members. In 2018, a 6-month randomized controlled trial conducted by researchers at the University of Connecticut funded by WW and published in Obesity showed a “ripple effect” of WW – significant weight loss among untreated spouses of WW members.

WW also has demonstrated efficacy among individuals with diabetes and prediabetes. In 2016, a randomized controlled trial conducted by the Indiana University School of Medicine and funded by us was published in the American Journal of Public Health and found that adults with prediabetes following our Diabetes Prevention Program, or DPP, lost significantly more weight and experienced better blood sugar control than those following a self-initiated diabetes prevention program using supplemental counseling materials. A continuation study published in 2018 showed that these outcomes were maintained at 18 and 24 months and that our DPP was highly cost-effective. Another randomized controlled trial conducted by The Medical University of South Carolina, funded by us and published in Obesity in 2016, found that adults with Type 2 diabetes who followed our diabetes program lost significantly more weight and experienced better blood sugar control than those in a standard diabetes care program.

In 2017, a six-month clinical trial of the WW Freestyle program conducted by the University of North Carolina Weight Research Lab and funded by us found that participants on the program experienced an average weight loss of 7.9% and reported significantly improved sleep quality and happiness after six months. Among participants who reported trying to lose weight in the past, 82.2% reported that the program is easier to do and 92.6% reported that it gives them more flexibility in their food choices compared to other times they have tried to lose weight in the past. Our efficacy and the value of our offerings are also well-acknowledged in the marketplace. For instance, in 2019, we again were recognized by U.S. News & World Report in the “Best Diets” rankings, including ranking #1 for “Best Weight-Loss Diets” and “Best Commercial Diet Plans” and tying for #2 for “Best Fast Weight-Loss Diets” and “Easiest Diets to Follow.”

Marketing and Promotion

Our communications with consumers and other promotional efforts enhance our brand image and awareness, and motivate both former and potential new customers to join WW. In October 2015, we entered into a Strategic Collaboration Agreement with Oprah Winfrey, pursuant to which, among other things, Ms. Winfrey provides us with services in her discretion to promote the Company and our programs, products and services, including in advertisements and promotions, and making personal appearances on our behalf. For example, in fiscal 2019, as part of our collaboration with Ms. Winfrey, she is appearing in our global advertising campaign. Further information on this agreement and our partnership with Ms. Winfrey can be found below under “—History—Winfrey Transaction.”

Our advertising campaigns are supported across multiple platforms (e.g. broadcast, digital, electronic customer relationship marketing (eCRM), direct mail, social media and public relations). We develop and maintain a high level of engagement with current and potential customers on various social media platforms including Facebook, Instagram and Twitter. Also, we utilize brand ambassadors, spokespersons and social media influencers, including celebrities, as part of our advertising and marketing.

In addition to the above advertising channels, we take advantage of other channels for which we are uniquely positioned given our long history and network of WW coaches and members. The word of mouth generated by our current and former customers, combined with our strong brand and known effectiveness, enable us to attract new and returning customers. We also carry out many of our key public relations initiatives through the efforts of current and former WW coaches and members, and celebrity brand ambassadors.

Seasonality

Our business is seasonal due to the importance of the winter season to our overall member recruitment environment. Historically, we experience our highest level of recruitment during the first quarter of the year, which is supported with the highest concentration of advertising spending. Therefore, our number of End of Period Subscribers (as defined below) in the first quarter of the year is typically higher than the number in other quarters of the year, reflecting a decline over the course of the year.

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

Competition among commercial weight management programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight management industry, although we believe that their businesses are not comparable to ours. For example, many of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. In conjunction with a flexible food plan that allows customers the freedom to choose what they eat, we believe that the power of our communities, both digitally via our Connect platform and in workshops, increases accountability and provides our members with inspiration, human connection, and support, which inspires them and enables them to build healthier and more fulfilling food, activity and lifestyle habits. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom.

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

Artal Ownership

In September 1999, Artal Luxembourg S.A., or Artal Luxembourg, acquired us from Heinz. Artal Luxembourg is an indirect subsidiary of Artal Group S.A., or Artal Group, which together with its parents and its subsidiaries is referred to in this Annual Report on Form 10-K as Artal. Currently, Artal Luxembourg is the record holder of all our shares owned by Artal. As a result of Artal selling a portion of its shares of our common stock in fiscal 2018, the Voting Agreement described below under “Winfrey Transaction” terminated and we are no longer a “controlled company” under the rules of The Nasdaq Global Select Market, or Nasdaq.

Winfrey Transaction

On October 18, 2015, we entered into a Strategic Collaboration Agreement with Ms. Winfrey, or the Strategic Collaboration Agreement, pursuant to which Ms. Winfrey granted us the right to use, subject to her approval, her name, image, likeness and endorsement for and in connection with the Company and its programs, products and services (including in advertising, promotion, materials and content), and we granted Ms. Winfrey the right to use our trademarks and service marks to collaborate with and promote the Company and its programs, products and services. The Strategic Collaboration Agreement has an initial term of five years, with additional successive one year renewal terms. During this period, Ms. Winfrey will consult with us and participate in developing, planning, executing and enhancing the WW program and related initiatives, and provide us with services in her discretion to promote the Company and its programs, products and services, including in advertisements and promotions, and making personal appearances on our behalf. Ms. Winfrey will not grant anyone but the Company the right to use her name, image, likeness or endorsement for or in connection with any other weight loss or weight management programs during the term of the Strategic Collaboration Agreement, and she will not engage in any other weight loss or weight management business, program, products, or services during the term of the Strategic Collaboration Agreement and for one year thereafter.

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

In March 2018, as permitted under the Winfrey Purchase Agreement and the Winfrey Option Agreement transfer provisions, Ms. Winfrey sold 954,315 of the purchased shares discussed above and exercised a portion of the Winfrey Option resulting in the sale of 1,405,387 shares issuable under such option, respectively.

In connection with Ms. Winfrey’s purchase of our common stock and the grant of the Winfrey Option described above, Artal Luxembourg entered into a Voting Agreement with Ms. Winfrey on October 18, 2015, or the Voting Agreement, pursuant to which Ms. Winfrey agreed to vote all of her common stock or preferred stock of the Company and other securities convertible into or exercisable or exchangeable for any common stock or preferred stock of the Company so as to elect as directors such nominees designated by Artal. The Voting Agreement terminated pursuant to its terms on May 15, 2018 in connection with Artal’s sale of our common stock on that same date.

The transactions contemplated by the Strategic Collaboration Agreement, Winfrey Purchase Agreement and Winfrey Option Agreement are collectively referred to herein as the Winfrey Transaction.

Regulation

A number of laws and regulations govern our advertising and marketing, services, products, operations and relations with consumers, licensees, franchisees, coaches, guides, employees and government authorities in the countries in which we operate. Certain federal, state and foreign agencies, such as the U.S. Federal Trade Commission, or FTC, and the U.S. Food and Drug Administration, or FDA, regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, privacy, consumer pricing and billing arrangements and other consumer protection matters. We are subject to many distinct employment, labor, commercial, benefits and tax laws and regulations in each country in which we operate, including regulations affecting our employment and wage and hour practices and our relations with our coaches, guides and employees. Laws and regulations directly applicable to data protection and communications, operations or commerce over the Internet, such as those governing intellectual property, privacy and taxation, continue to evolve. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally.

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

Employees

As of December 29, 2018, we had approximately 18,000 employees, a majority of whom were part-time employees. In addition, in certain of our markets, our coaches and guides are self-employed and are not included in this total. We consider our relations with our employees, coaches and guides to be satisfactory.

Available Information

Corporate information and our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments thereto, are available free of charge on our corporate website at corporate.ww.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (i.e., generally the same day as the filing), or the SEC. Moreover, we also make available at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders.

We use our corporate website at corporate.ww.com and our corporate Facebook page (www.facebook.com/WW), Instagram account (Instagram.com/WW) and Twitter account (@ww_us) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

Our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, and our Corporate Governance Guidelines are also available on our corporate website at corporate.ww.com.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

•

the possibility that the interests of Artal, the largest holder of our common stock and a shareholder with significant influence over us, will conflict with our interests or the interests of other holders of our common stock;

•

the impact that the sale of substantial amounts of our common stock by existing large shareholders, or the perception that such sales could occur, could have on the market price of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC.

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

The weight management and wellness marketplace is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: commercial weight management programs; hardware and software-based mobile app and web-based weight management programs and approaches; surgical procedures; the pharmaceutical industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites and social media groups; dietary supplements and meal replacement products; healthy living services, products and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers and national drug store chains. Additional competitors may emerge as new or different weight management services, products or methods are developed and marketed. Furthermore, existing competitors may enter new markets or expand their offerings. More effective or more favorably perceived diet and weight and healthy living management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. This competition may reduce demand for our services and products.

The purchasing decisions of weight management and healthy living consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, cost, consumer trends and perception of the efficacy of the service and product offerings. Moreover, consumers can, and frequently do, change approaches easily and at little cost. For example, fad diets and weight loss trends, such as low-carbohydrate diets, have adversely affected our revenues from time to time. Also, in recent years, our revenue was adversely affected by the popularity of mobile technology, which has led to increased trial of free mobile and other weight management apps and activity monitors. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

If we do not continue to develop new, innovative services and products or if our services, products or brands do not continue to appeal to the market, or if we are unable to successfully expand into new channels of distribution or respond to consumer trends, our business may suffer.

The weight management and wellness marketplace is subject to changing consumer demands based, in large part, on the efficacy and popular appeal of weight management and healthy living programs. The popularity of weight management and healthy living programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends. For example, consumers are increasingly focusing on more integrated lifestyle and fitness approaches and may associate our program with just food, nutrition and diet, which could adversely impact its popularity. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis, to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, healthy living, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products. Additionally, new or enhanced services or products may not appeal to the market or the market’s perception of us.  As we announce new articulations of our brands, including our evolving focus on WW, and we adopt new trademarks, the marketplace may not embrace or accept them and it may take time to build their reputation and goodwill, both with consumers and with our partners. Our future success also will depend, in part, on our ability to successfully distribute our services and products through appealing channels of distribution, such as mobile or social media. Our failure to develop new, innovative services and products and to enhance our existing services and products, the failure of our services, products or brands to continue to appeal to the market or the failure to expand into appealing new channels of distribution could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

We may not be able to successfully implement new strategic initiatives, which could adversely impact our business.

We are continuously evaluating changing consumer preferences and the competitive environment of the weight management and healthy living marketplace and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy that addresses the continuing changes in the weight management and healthy living marketplace and our position within that marketplace. Over the past several years, we have increased our focus on overall health and wellness. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition or results of operations may be adversely affected.

Our business depends on the effectiveness of our advertising and marketing programs, including the strength of our social media presence, to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain members and subscribers. Our ability to attract and retain members and subscribers depends significantly on the effectiveness of our advertising and marketing practices. For example, if our advertising and marketing programs are not effective and fail to attract sufficient recruitments during the first quarter of the fiscal year, our most important period for recruitments, it historically has had an outsized negative impact on our performance for the remainder of the year. In addition, from time-to-time, we use the success stories of our members and subscribers, and utilize brand ambassadors, spokespersons and social media influencers, including in some cases celebrities, in our advertising and marketing programs to communicate on a personal level with consumers. Actions taken by these individuals that harm their personal reputation or image, or include the cessation of using our services and products, could have an adverse impact on the advertising and marketing campaigns in which they are featured. We and our brand ambassadors, spokespersons and social media influencers also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain members and subscribers. If our advertising and marketing campaigns do not generate a sufficient number of members and subscribers, our business, financial condition and results of operations will be adversely affected.

Our reputation could be impaired due to actions taken by our franchisees, licensees, suppliers and other partners.

We believe that our brands, including their widespread recognition and strong reputation and goodwill in the market, are one of our most valuable assets and they provide us with a competitive advantage. Our franchisees operate their businesses under our brands. In addition, we license our trademarks to third parties for the manufacture and sale in retail stores by such parties of a variety of goods, including food products, and also endorse third-party branded consumer products and services. We also sell through a variety of channels, including in our studios, food and non-food products manufactured by third-party suppliers. Our franchisees, licensees, suppliers and other partners are independent third parties with their own financial objectives, third-party relationships and brand associations. Actions taken by them, including violations of generally accepted ethical business practices or breaches of law or contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our reputation. Also, our products may be subject to product recalls, brand confusion, litigation or other deficiencies, which could harm our brands. Any negative publicity associated with these actions or these third parties would adversely affect our reputation and may result in decreased recruitment, workshop attendance, Digital product subscriptions and product sales and, as a result, lower revenues and profits.

Our substantial amount of debt and our debt service obligations could adversely affect our financial condition, and the restrictions of our debt covenants could impede our operations and flexibility.

As of December 29, 2018, our total debt was $1,782.3 million. In addition, at December 29, 2018, we had $148.8 million available under our revolving credit facility. $1,482.3 million of our debt consists of variable-rate instruments so we are subject to the risk of higher interest rates. We seek to manage our exposure to interest rates through interest rate swaps. At the end of fiscal 2018, we had in effect an interest rate swap with a notional amount of $1.25 billion.

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

While there is no net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) leverage ratio maintenance requirement on the debt outstanding under our credit facilities (other than when the aggregate principal amount of our outstanding revolving loans plus letters of credit exceeds 33 1/3% of the amount of the lenders’ revolving commitments, as further discussed below), our credit facilities and the indenture governing our notes contain customary covenants for a non-investment grade company, including covenants that in certain circumstances restrict our ability to incur additional indebtedness and liens, pay dividends on and redeem capital stock, make investments, sell our assets and enter into acquisitions, mergers and transfers of all or substantially all of our assets, prepay subordinated debt and enter into transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. Under the terms of our credit facilities, depending on our leverage ratio, we are obligated to offer to prepay our term loan facilities in an aggregate amount determined by our excess cash flow. In addition, our revolving credit facility includes a maintenance covenant that requires compliance with certain first lien secured net leverage ratios when the aggregate principal amount of all revolving loans plus available, undrawn letters of credit and unreimbursed letters of credit (subject to customary exceptions and thresholds) exceeds 33 1/3% of the amount of the lenders’ revolving commitments.

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

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and wellness programs and pressure from our competitors. As of the end of fiscal 2018, we have a term loan facility with an outstanding aggregate principal amount of $1,482.3 million due in November 2024, a revolving credit facility with availability of $148.8 million and $300.0 million in aggregate principal amount of outstanding 8.625% senior notes due in December 2025. We expect to pay the principal and interest due on the term loan facility and our notes from a combination of our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. There can be no assurance that we will maintain a level of cash flows provided by operating activities in an amount sufficient to permit us to pay the principal and interest on all of our outstanding debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability, if any, to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt, if available on acceptable terms or at all, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any deterioration in our performance may result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or our ability to refinance our debt obligations on favorable terms or at all.

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites, Digital subscription product offerings and other services and products such as the recurring billing system associated with certain of our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service (DOS) attacks, which are increasingly negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Interruptions in our websites, services and products or network systems could result from unknown technical defects, insufficient capacity or the failure of our third party providers to provide continuous and uninterrupted service. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, we do not have a fully redundant system that includes an instantaneous recovery capability.

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

Breaches of security, vandalism and other malicious acts, which are increasingly negatively impacting companies, could result in unauthorized access to proprietary or customer information or data, including credit card transaction data, or cause interruptions to our services and products. Such unauthorized access or interruptions could harm our reputation and brands and expose us to liability claims, and may result in the loss of existing or potential customers. We rely upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and utilize confidential information (including, but not limited to, personal customer information and data), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information as well as comply with applicable regulatory requirements and contractual obligations.

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

Many jurisdictions require that customers be notified if a security breach results in the disclosure of their personal financial account or other information, and additional jurisdictions and governmental entities are considering such laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation, brands and business may be harmed. Prospective and existing customers and clients may have concerns regarding our use of private information or data collected on our websites or through our services and products, such as weight management information, financial data, email addresses and home addresses. These privacy concerns could keep customers and clients from using our websites or purchasing our services or products, and third parties from partnering with us.

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

In accordance with GAAP (as defined hereafter), we perform impairment reviews of our indefinite-lived assets, which include franchise rights acquired and goodwill, on at least an annual basis or more often if events so require. We also continually evaluate whether current factors or indicators, such as the deterioration in relevant, country macroeconomic conditions, an increased competitive environment, a decline in our financial performance, and/or other prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets. The process of testing franchise rights acquired, goodwill and other indefinite-lived assets for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. Certain factors, including the future profitability of our businesses, the price of our common stock, the market value of our debt and macroeconomic conditions (both at the global and local levels), might have a negative impact on the fair value of these assets. In fiscal 2017, we recorded a $13.3 million impairment charge for goodwill related to our Brazil reporting unit. We may incur additional impairment charges in the future, which would have an adverse impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II of this Annual Report on Form 10-K for additional information.

Additionally, we evaluate definite-lived assets, both tangible, which includes our physical plant and equipment, and intangible, which includes both internally developed and purchased software, for impairment by comparing the net realizable value of the asset to the carrying value of the capitalized cost. If the value of those assets is not deemed to be recoverable, an assessment of the fair value of those assets is performed and, to the extent the carrying value exceeds the fair value, an impairment charge is recognized. Should our investment in capitalized definite-lived assets become impaired, there would also be an adverse impact on our results of operations.

Loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce could negatively impact our sales of services and products, business, financial condition and results of operations.

We depend on senior management and other key personnel and consultants, and the loss of certain personnel or consultants could result in the loss of management continuity and institutional knowledge and negatively affect our operations, brand image and goodwill. In October 2015, Ms. Winfrey and the Company entered into a long-term, strategic partnership, which included her making a substantial equity investment in the Company, joining our Board of Directors, providing certain consulting services and granting us the right to use her name and marks. Our ability to maintain our brand image and leverage the goodwill associated with Ms. Winfrey’s name may be damaged if we were to lose her services or if the nature of our partnership changes. The loss of Ms. Winfrey’s services or partnership with us for any reason (including as a result of her death or disability), any negative market or industry perception with respect to her or her participation in the Company’s programs, or the failure by Ms. Winfrey to provide services in her discretion to promote the Company, our programs, services and products or to consult with us and participate in developing, planning, executing and enhancing our programs and related initiatives, all in accordance with our strategic partnership arrangements with her, could have an adverse effect on our business, financial condition and results of operations.

We also depend heavily upon our coaches and guides to support our customers in their weight management efforts. If we fail to appropriately manage and motivate our coaches and guides, we may not be able to adequately service our customers which could negatively impact our sales of services and products. Changes in factors such as overall unemployment levels, local competition for qualified personnel, prevailing wage rates and employment law, as well as rising employee benefits costs, including insurance in the areas in which we operate, could increase our labor costs and interfere with our ability to adequately retain qualified individuals to provide support to customers. Additionally, our inability to attract and retain qualified coaches and guides could delay or hinder our successfully executing our strategic initiatives.

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

Our operations, including corporate headquarters and back-office and customer service operations, are located in leased office space and many of our workshops are held in leased space in retail centers. As leases expire, we may not be able to renew them on acceptable terms or secure suitable replacement locations. If we decide to relocate or close studios before the expiration of the applicable lease term, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. Any of the above events could adversely impact our financial results.

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

A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our exposure to foreign currency fluctuations. Our consolidated financial results are presented in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables and payables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our revenues, operating costs, net income and shareholders’ equity to fluctuate. For example, these changes had a negative impact on our fiscal 2016 financial results.

Our business may decline as a result of a downturn in general economic conditions or consumer confidence.

Our business is highly dependent on product subscriptions, workshop fees and product sales. A downturn in general economic conditions or consumer confidence in any of our markets could result in people curtailing or reallocating their discretionary spending which, in turn, could reduce product subscriptions, attendance at our workshops and product sales. Any reduction in consumer spending may adversely affect our business, financial condition or results of operations.

We may not successfully make acquisitions or enter into joint ventures and we may not successfully integrate, operate or realize the anticipated benefits of such businesses.

As part of our strategic initiatives, we may pursue selected acquisitions or joint ventures. We may not be able to effect these transactions on commercially reasonable terms or at all. Any future acquisitions or joint ventures may require access to additional capital, and we may not have access to such capital on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies, technologies and products into our existing business or in providing our services and products in newly acquired markets; attrition of key personnel from acquired businesses; significant charges or expenses; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development of our services and products or the expansion of our existing operations.

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

Our business is subject to conditions beyond our control, including extreme weather, terrorism, health epidemics, loss of resources such as electricity and internet connections, national disasters and other extraordinary events, that may prevent or impede workshop attendance or accessing our Digital products. The occurrence of any event that discourages people from gathering with others or impedes their ability to access our services and products could adversely affect our business, financial condition or results of operations.

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

From time to time, we may be a party to lawsuits and regulatory actions relating to our business operations. Due to the inherent uncertainties of legal actions and regulatory proceedings, we cannot predict their outcomes with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be adversely affected by the unfavorable resolution of one or more legal or regulatory actions. As we expand our wellness offerings, consumers may misconstrue our program as providing medical advice. As we clearly state in our consumer communications, most of our coaches and guides do not have extensive training or certification in nutrition, diet or health fields beyond the training they receive from us. Despite our disclaimers, as more customers come to us seeking a healthy lifestyle, they may misperceive that our coaches and guides are providing medical advice regarding weight loss and related topics. We may also be subject to claims that our coaches and guides have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers when needed. Regardless of the outcome of any legal action or regulatory proceeding, such actions and proceedings could result in substantial costs and may require that our management devote substantial time and resources to defend us. For example, the previously disclosed adverse UK tax ruling relating to our self-employment model in the United Kingdom resulted in an aggregate adverse charge of approximately $37.0 million in fiscal 2009.

Our business is subject to legislative and regulatory restrictions.

A number of laws and regulations govern our advertising and marketing, services, products, operations and relations with consumers, licensees, franchisees, coaches, guides, employees and government authorities in the countries in which we operate.

Certain federal, state and foreign agencies, such as the FTC and FDA, regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, privacy, consumer pricing and billing arrangements, and other consumer protection matters. A determination by a federal, state or foreign agency, or a court in connection with a governmental enforcement action or private litigation, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions on our business operations. For example, during the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017.

We are subject to many distinct employment, labor, commercial, benefits and tax laws and regulations in each country in which we operate, including regulations affecting our employment and wage and hour practices and our relations with our employees, coaches and guides. If we are required to comply with new laws or regulations or interpretations of existing laws and regulations that differ from our interpretations, are unable to comply with these laws, regulations or interpretations, or are subject to litigation with respect to these laws, regulations or interpretations, our business and results of operations could be adversely affected.

Laws and regulations directly applicable to communications, operations or commerce over the Internet, such as those governing intellectual property, privacy and taxation, continue to evolve. For example, a new general data protection regulation took effect in the European Union in 2018. If we are required to comply with new laws or regulations or interpretations of existing laws or regulations that differ from our interpretations, or if we are unable to comply with these laws, regulations or interpretations, our business and results of operations could be adversely affected.

Future laws or regulations, including laws or regulations affecting our advertising and marketing practices, consumer pricing and billing arrangements, relations with consumers, employees, coaches, guides, licensees or franchisees, or our services and products, may have an adverse impact on us.

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

Artal owns approximately 22% of our outstanding common stock and has the ability to exercise significant influence over the election and removal of our directors and our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of our ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. So long as Artal owns 3% or more of our common stock, Artal will have the right pursuant to an agreement with us to nominate directors to our Board of Directors in proportion to its stock ownership.  The interests of Artal may not coincide with our interests or the interests of other holders of our common stock.

If our existing large shareholders sell a substantial amount of shares of our common stock, the market price of our common stock could decline.

The sale of substantial amounts of shares of our common stock by existing large shareholders, or the perception that such sales could occur, including sales by Artal or Ms. Winfrey, could harm the prevailing market price of shares of our common stock. In fiscal 2018, Artal sold 14,625,000 shares of our common stock and Ms. Winfrey sold 2,359,702 shares of our common stock (including shares transferred by Ms. Winfrey as a gift to The Oprah Winfrey Charitable Foundation that were subsequently sold by such foundation). These sales, and the possibility that additional sales may occur in the future, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 29, 2018, we have a total of 66,955,161 shares of our common stock outstanding. Substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act and including Artal and Ms. Winfrey, may be sold only in compliance with certain limitations applicable to affiliates.

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

We are currently headquartered in New York, New York in a leased office and in shared office space, with our US back-office, customer support and certain other operations located in leased office spaces elsewhere in the United States. Each of our foreign country operations generally also has leased office space to support its operations. Our meetings are typically held in third-party locations (usually meeting rooms in well-located civic or other community centers) or space leased in retail centers.

Our website and digital products and services are hosted by third-party cloud service providers with facilities in various locations around the United States and on hardware and software co-located at a third-party facility in Massachusetts. We also maintain a disaster recovery site with hardware and software co-located at a third-party facility in Arizona.

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

Set forth below are the names, ages as of December 29, 2018 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position
Mindy Grossman	61	President and Chief Executive Officer, Director
Nicholas P. Hotchkin	53	Chief Financial Officer and President, Emerging Markets
Michael F. Colosi	53	General Counsel and Secretary
Stacey Mowbray	56	President, North America
Corinne Pollier(-Bousquet)	54	President, International
Raymond Debbane(1)	63	Chairman of the Board of Directors
Steven M. Altschuler, M.D.(1)(2)	65	Director
Philippe J. Amouyal(1)	60	Director
Cynthia Elkins(2)(3)	53	Director
Jonas M. Fajgenbaum	46	Director
Denis F. Kelly(2)	69	Director
Julie Rice	48	Director
Thilo Semmelbauer(3)	53	Director
Christopher J. Sobecki(3)	60	Director
Oprah Winfrey	64	Director

(1)	Member of Compensation and Benefits Committee.
(2)	Member of Audit Committee.
(3)	Member of Nominating and Corporate Governance Committee.

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

Nicholas P. Hotchkin.  Mr. Hotchkin has served as our Chief Financial Officer since August 2012. In addition to his role as Chief Financial Officer, he was appointed as our President, Emerging Markets in March 2018. He also served as a member of our former Interim Office of the Chief Executive Officer from September 2016 to July 2017. Prior to joining us, Mr. Hotchkin had spent several years at Staples, Inc., a global leader in the office supply industry. Most recently, Mr. Hotchkin served as Senior Vice President of Finance for the U.S. Retail division of Staples based in Massachusetts, a position he held from May 2010 to August 2012. Before assuming that position, he had been Senior Vice President of Finance and Treasurer of Staples, a position he held from November 2006 to April 2010. Prior to joining Staples, Mr. Hotchkin held several corporate finance positions with Delphi Corporation and General Motors Corporation including assignments in the United States, Asia and Europe. Mr. Hotchkin received a B.A. in Economics from Harvard College and an M.B.A. from the Harvard Business School.

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

Stacey Mowbray.  Ms. Mowbray has served as our President, North America (previously called President, Americas) since March 2016. Prior to that time, Ms. Mowbray served as President and General Manager of Weight Watchers Canada from November 2014 to March 2016. Prior to joining us, Ms. Mowbray was with Second Cup Ltd., a Canadian, publicly traded, specialty coffee business, where she served as Chief Executive Officer from May 2009 to February 2014 and President from February 2008 to May 2009. Prior to joining Second Cup Ltd., Ms. Mowbray was Chief Marketing Officer at Molson Coors Brewing Company and held various senior roles at Cara Operations Limited and PepsiCo Canada. Ms. Mowbray received a Bachelor of Business degree from Wilfrid Laurier University and an M.B.A. from the Schulich School of Business at York University.

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

Raymond Debbane.  Mr. Debbane has been the Chairman of our Board of Directors since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Debbane is a co-founder and the Chief Executive Officer of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is the Chairman of the Board of Directors of Lexicon Pharmaceuticals, Inc. He is also the Chief Executive Officer and a director of Artal Group S.A., and the Chairman of the Board of Directors of a number of private companies of which Artal or Invus, L.P. are shareholders. Mr. Debbane was previously a director of Ceres, Inc. and Blue Buffalo Pet Products, Inc.

Steven M. Altschuler, M.D.  Dr. Altschuler has been a director since September 2012. Since May 2018, Dr. Altschuler has served as a Managing Director, Healthcare Ventures, of Ziff Capital Partners, a private investment firm. He previously served as a consultant to the University of Miami Health Care System from September 2017 through December 2017, the Chief Executive Officer of University of Miami Health Care System and Executive Vice President for Healthcare at the University of Miami from January 2016 to September 2017, and the Chief Executive Officer of The Children's Hospital of Philadelphia (CHOP) from April 2000 until June 2015. Prior to assuming the role of Chief Executive Officer, Dr. Altschuler held several positions at CHOP and the Perelman School of Medicine at the University of Pennsylvania, including Physician-in-Chief/Chair of Pediatrics and chief of the Division of Gastroenterology, Hepatology and Nutrition. Dr. Altschuler received a B.A. in mathematics and an M.D. from Case Western Reserve University. Dr. Altschuler currently serves as Chair of the Board of Directors of Spark Therapeutics, Inc. and as a director of Adtalem Global Education Inc.

Philippe J. Amouyal.  Mr. Amouyal has been a director since November 2002. Mr. Amouyal is a Managing Director of The Invus Group, LLC, a position he has held since 1999. Previously, Mr. Amouyal was a Vice President and Director of The Boston Consulting Group in Boston, MA. He holds an M.S. in Engineering and a DEA in Management from Ecole Centrale de Paris and was a Research Fellow at the Center for Policy Alternatives of the Massachusetts Institute of Technology. Mr. Amouyal is a director and member of the Compensation Committee of Lexicon Pharmaceuticals, Inc. as well as a number of private companies of which Artal or Invus, L.P. are shareholders. Mr. Amouyal was previously a director of Blue Buffalo Pet Products, Inc.

Cynthia Elkins. Ms. Elkins has been a director since March 2014. Since March 2018, Ms. Elkins has served as Executive Vice President and Global Head of Cell Therapy Patient Experience of biopharmaceutical company Juno Therapeutics (a Celgene company). Previously, Ms. Elkins served as Chief Information Officer of Juno Therapeutics from December 2017 to March 2018. Prior to joining Juno Therapeutics, Ms. Elkins served as Vice President of IT Americas from March 2011 through December 2016 and Senior Director of IT Enterprise Applications from December 2007 to February 2011 at Genentech, Inc., a biotechnology company and member of the Roche Group. Prior to that, she held various technology leadership positions at Ariba, Inc., ATP Inc., Aspect Telecommunications, VeriFone and Digital Equipment Corporation. Ms. Elkins received a B.S. in Applied Mathematics from the University of California, Los Angeles and an M.B.A. from Santa Clara University.

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

Denis F. Kelly.  Mr. Kelly has been a director since May 2015. Mr. Kelly is affiliated with, and has served as a Managing Partner of, Scura Partners Securities LLC, a private investment banking firm which he co-founded, since 2001. In addition, Mr. Kelly is a Hearing Officer for National Arbitration and Mediation (NAM), one of the leading dispute resolution institutions in the United States. From 1993 to 2001, he was a Managing Director of Prudential Securities Incorporated. Previously, he served as the President and Chief Executive Officer of Denbrook Capital Corporation, a merchant banking firm, from 1991 to 1993. From 1980 to 1991, Mr. Kelly held various positions at Merrill Lynch, including Managing Director of Mergers and Acquisitions and Managing Director of Merchant Banking. Mr. Kelly began his investment banking career at Lehman Brothers in 1974. Mr. Kelly received a B.A. from Amherst College and an M.B.A. from the Wharton School of Business of the University of Pennsylvania. Mr. Kelly is also a director of MSC Industrial Direct Co., Inc., where he serves as a member of the Audit Committee and the chairman of the Compensation Committee. Mr. Kelly previously served as a director of Kenneth Cole Productions, Inc., which is no longer a public company.

Julie Rice. Ms. Rice has been a director since August 2018. Since November 2017, Ms. Rice has served as a Partner at WeWork, a shared workspace company. Since June 2016, she has also served as the Co-Founder of LifeShop LLC, a private investment firm. After co-founding SoulCycle Inc., a fitness company, in 2006, Ms. Rice served as Co-Chief Executive Officer from 2006 to 2015, Chief Talent and Creative Officer from 2015 to 2016 and a member of the board of directors from 2010 to 2018. Previously, Ms. Rice was a Talent Manager at Handprint Entertainment from 1997 to 2004. Ms. Rice received a B.A. in English and Theater from the State University of New York at Binghamton.

Thilo Semmelbauer.  Mr. Semmelbauer has been a director since September 2016. He served as a member of our former Interim Office of the Chief Executive Officer from September 2016 to July 2017. He has been involved in technology ventures for over 25 years. From 2015 to 2017, Mr. Semmelbauer was a Venture Partner of Insight Venture Partners, a global private equity and venture capital firm, and he currently continues to act as Senior Advisor to Insight. From 2010 to 2015, he served as President and Chief Operating Officer of Shutterstock, Inc., a global marketplace for licensing images, videos, and music to businesses worldwide. From 2009 to 2010, he served as Executive Vice President, Consumer Business, of TheLadders.com, a career management company. Mr. Semmelbauer was also Weight Watchers International, Inc.’s Global Chief Operating Officer from 2006 to 2008 and Chief Operating Officer for North America from 2004 to 2006, after serving as President and Chief Operating Officer of WeightWatchers.com from 2000 to 2004 where he was part of the founding team. He holds an A.B. in Electrical Engineering and Computer Science from Dartmouth College and a dual M.S. in Management and Electrical Engineering from the Massachusetts Institute of Technology.

Christopher J. Sobecki.  Mr. Sobecki has been a director since our acquisition by Artal Luxembourg on September 29, 1999. He served as a member of our former Interim Office of the Chief Executive Officer from September 2016 to July 2017. Mr. Sobecki is a Managing Director of The Invus Group, LLC, which he joined in 1989. He received an M.B.A. from the Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of Lexicon Pharmaceuticals, Inc. and a number of private companies of which Artal or Invus, L.P. are shareholders.

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

Our common stock has been listed on Nasdaq since October 15, 2018, prior to which it was listed on the New York Stock Exchange. Our common stock trades on Nasdaq under the symbol “WTW.”

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings, and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. We repurchased no shares of our common stock during the fourth quarter of fiscal 2018. As of the end of fiscal 2018, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

Holders

The approximate number of holders of record of our common stock as of February 1, 2019 was 194. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future.

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock from December 27, 2013, the last trading day of our 2013 fiscal year, through December 28, 2018, the last trading day of our 2018 fiscal year, as compared to the cumulative return of the Standard & Poor’s 500 Index, or the S&P 500 Index, and the cumulative return of the Standard & Poor’s MidCap 400 Index, or the S&P MidCap 400 Index. We selected the S&P 500 Index because it is a broad index of equity markets. We selected the S&P MidCap 400 Index, which is generally comprised of issuers having a similar market capitalization with the Company at the times presented and of which we are currently a member, because we believe that there are no other lines of business or published industry indices or peer groups that provide a more meaningful comparison of the cumulative return of our stock. The graph assumes that $100 was invested on December 27, 2013 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P MidCap 400 Index, and that all dividends, as applicable, were reinvested.

	Cumulative Total Return ($)
Company/Index	12.27.13	1.2.15	12.31.15	12.30.16	12.29.17	12.28.18
Weight Watchers International, Inc.	100.00	65.80	69.68	34.99	135.33	126.19
S&P 500 Index	100.00	114.11	115.71	129.55	157.83	149.62
S&P MidCap 400 Index	100.00	110.22	107.91	130.29	151.44	133.29

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Revenues, net	$1,514.1	$1,306.9	$1,164.9	$1,164.4	$1,479.9
Net income attributable to the Company	$223.7	$163.5	$67.7	$32.9	$117.8
Working capital surplus (deficit) (1)	$25.1	$(134.0)	$(57.2)	$(151.7)	$(29.7)
Total assets(1)	$1,414.5	$1,246.0	$1,271.0	$1,394.3	$1,479.8
Long-term debt(1)	$1,669.7	$1,740.6	$1,981.3	$1,996.4	$2,244.9
Earnings per share:
Basic	$3.38	$2.54	$1.06	$0.56	$2.08
Diluted	$3.19	$2.40	$1.03	$0.56	$2.08

(1)

Pursuant to the retrospective adoption in the first quarter of fiscal 2016 of the Financial Accounting Standards Board guidance on debt issuance costs and classification of deferred tax assets, the Company has reclassified unamortized debt issuance costs and deferred tax assets, respectively, in fiscal 2015 and 2014 from what had been previously reported.

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

For additional details on the New Credit Facilities entered into during the fourth quarter of fiscal 2017, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” of this Annual Report on Form 10-K.

Early Extinguishment of Debt, Net

Net income and earnings per fully diluted share, or EPS, for the full year of fiscal 2017 were impacted by a $10.5 million ($6.4 million after tax or $0.09 per fully diluted share) early extinguishment of debt charge recorded in the fourth quarter of fiscal 2017 resulting from the write-off of fees in connection with our November 2017 debt refinancing, or the November 2017 debt refinancing. For additional details on this refinancing, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” of this Annual Report on Form 10-K.  This charge was offset in part by a $1.6 million ($0.9 million after tax or $0.01 per fully diluted share) gain on early extinguishment of debt recorded in the second quarter of fiscal 2017 in connection with the payment of an aggregate amount of cash proceeds totaling $73.0 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $75.5 million in aggregate principal amount of term loans under our then-existing tranche B-2 term facility.

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

Net Tax Benefit

In fiscal 2018, we recognized (i) a $25.3 million, or $0.36 per fully diluted share, tax benefit related to tax windfalls from stock compensation, (ii) an $8.5 million, or $0.12 per fully diluted share, tax benefit due to the reversal of a valuation allowance on foreign tax credits that have been fully utilized, (iii) a $4.3 million, or $0.06 per fully diluted share, tax benefit related to favorable tax return adjustments, (iv) a $3.4 million, or $0.05 per fully diluted share, tax benefit primarily related to the reversal of tax reserves resulting from the closure of various tax audits, (v) a $3.4 million, or $0.05 per fully diluted share, tax benefit due to the reversal of a valuation allowance related to certain net operating losses that are now expected to be realized, and (vi) a $1.9 million, or $0.03 per fully diluted share, tax benefit related to the cessation of operations of our Mexican subsidiary.

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

Working Capital

In fiscal 2018, the change in working capital was driven primarily by the increase in cash on hand.

In fiscal 2017, the change in working capital was driven primarily by the November 2017 debt refinancing which resulted in higher debt repayments due in fiscal 2018 (increase in current portion of long-term debt). This, coupled with cash on hand used in connection with debt payments in the second quarter of fiscal 2017 and for such refinancing, increased our working capital deficit.

In fiscal 2016, the change in working capital was driven primarily by the April 1, 2016 payment of a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under our then-existing tranche B-1 term facility and paying down in the aggregate the outstanding principal amount of $48.0 million on our then-existing revolving credit facility.

In fiscal 2015, the change in working capital was driven in large part by the increase in short-term debt due within one year and the decline in cash resulting from the prepayment of debt during the fiscal year.

Other Comprehensive (Loss) Income

Other comprehensive loss, net of taxes, was $3.2 million in fiscal 2018 as compared to other comprehensive income of $16.6 million in fiscal 2017 primarily due to the negative impact of foreign currency translation adjustments, offset by the positive mark to market of our interest rate swap. In fiscal 2018, foreign currency translation adjustments negatively impacted results by $11.5 million ($8.6 million after tax) as compared to a favorable impact of $9.8 million ($6.0 million after tax) in fiscal 2017 primarily due to the currency revaluation of intercompany receivables and payables. In addition, due to hedge accounting, changes in other comprehensive income increased to $7.2 million ($5.4 million after tax) in fiscal 2018 as compared to an increase of $17.4 million ($10.6 million after tax) in fiscal 2017.

Other comprehensive income, net of taxes, was $16.6 million in fiscal 2017 as compared to $10.6 million in fiscal 2016 primarily due to the positive mark to market of our interest rate swap and to a lesser extent the favorable impact of foreign currency translation adjustments. In fiscal 2017, due to hedge accounting, changes in other comprehensive income increased to $17.4 million ($10.6 million after tax) as compared to an increase of $11.8 million ($7.1 million after tax) in fiscal 2016. In addition, foreign currency translation adjustments favorably impacted results by $9.8 million ($6.0 million after tax) in fiscal 2017 as compared to a favorable impact of $5.6 million ($3.5 million after tax) in fiscal 2016 primarily due to the currency revaluation of intercompany receivables and payables.

Other comprehensive income, net of taxes, was $10.6 million in fiscal 2016 as compared to other comprehensive loss, net of taxes, of $18.3 million in fiscal 2015 primarily due to the positive mark to market of our interest rate swap and to a lesser extent the favorable impact of foreign currency translation adjustments. In fiscal 2016, due to hedge accounting, changes in other comprehensive income increased to $11.8 million ($7.1 million after tax) as compared to a loss of $2.1 million ($1.3 million after tax) in fiscal 2015. In addition, foreign currency translation adjustments favorably impacted results by $5.6 million ($3.5 million after tax) in fiscal 2016 as compared to a loss of $27.8 million ($17.0 million after tax) in fiscal 2015 primarily due to the currency revaluation of intercompany receivables and payables.

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

See “Item 1. Business—History—Winfrey Transaction” for additional details on the Winfrey Transaction, the purchased shares and the Winfrey Option.

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

Acquisition of Kurbo

On August 10, 2018, the Company acquired substantially all of the assets of Kurbo Health, Inc., or Kurbo, a family-based healthy lifestyle coaching program, for a net purchase price of $3.1 million.  Payment was in the form of cash.  The acquisition of Kurbo has been accounted for under the purchase method of accounting. Kurbo became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition.

Franchisee Acquisitions

The following are our acquisitions since the beginning of fiscal 2014:

Acquisition of South Carolina Franchise. On December 10, 2018, we acquired substantially all of the assets of our franchisee for certain territories in South Carolina, At Goal, Inc., for a purchase price of $4.0 million.

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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global wellness company and the world’s leading commercial weight management program. We are focused on inspiring people to adopt healthy habits for real life. With over five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In 2018, we announced new articulations of our brands, including our evolving focus on WW, to further reinforce our mission to focus on overall health and wellness. We educate our members and provide them with guidance and an inspiring community to enable them to develop healthy habits. WW-branded services and products include digital offerings provided through our websites, mobile sites and apps, workshops conducted by us and our franchisees, consumer products sold direct to consumers, licensed and endorsed products sold in retail channels, and publications. Our primary sources of revenue are subscriptions for our digital products and for our workshops. Our “Digital” business refers to providing subscriptions to our digital product offerings, including the Personal Coaching + Digital product. Our “Studio + Digital” business refers to providing access to our weekly in-person workshops combined with our digital subscription product offerings to commitment plan subscribers. Our “Studio + Digital” business also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members.

We operate in numerous countries around the world, including through our franchise operations. We have four reportable segments based on an integrated geographical structure as follows: North America, Continental Europe (CE), United Kingdom and Other. See the section entitled “Business—Business Organization and Global Operations” in Item 1 of this Annual Report on Form 10-K for further information on these reportable segments and the countries in which we operate.

Components of our Results of Operations

Revenues

We derive our revenues principally from:

•

Service Revenues.    Our “Service Revenues” consist of “Digital Subscription Revenues” and “Studio + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including our Personal Coaching + Digital product. “Studio + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops.

•	In-workshop product sales. We sell a range of consumer products, including bars, snacks, cookbooks, kitchen tools and other products from time to time.
•

Licensing, franchise royalties and other.    We license our trademarks and other intellectual property in certain categories of food, beverages and other relevant consumer products and services. We also endorse or co-brand with carefully selected branded consumer products and services. In addition, our franchisees typically pay us a royalty fee of 10% of their Studio + Digital fee revenues as well as purchase products for sale in their workshops.

We also generate other revenues including revenues from sales of products online through our ecommerce platform, magazine subscriptions, publishing and third-party advertising in publications and on our websites and sales from the By Mail product.

The following table sets forth our revenues by category for the past three fiscal years.

Revenue Sources

(in millions)

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Service Revenues	$1,273.2	$1,081.7	$949.1
In-workshop product sales	148.9	137.9	125.5
Licensing, franchise royalties and other	92.1	87.3	90.3
Total	$1,514.1	$1,306.9	$1,164.9

Note: Totals may not sum due to rounding.

From fiscal 2016 through fiscal 2018, our revenues increased at a compound annual rate of 14.0% driven primarily by an increase in Service Revenues. Additional revenue details are as follows:

•

Service Revenues. Service Revenues increased at a compound annual rate of 15.8% from fiscal 2016 through fiscal 2018 due to an increase in Total Paid Weeks. Total Paid Weeks increased as a result of year-over-year recruitment growth and a higher number of End of Period Subscribers, in each case on a year-over-year basis. Led by our North America business, recruitment growth in fiscal 2016 was driven by the successful launch of our Beyond the Scale program, coupled with the successful response to our advertising, including television advertising featuring Ms. Winfrey in certain key markets.  In fiscal 2017, recruitment growth continued in North America and expanded to all of our other major markets. In fiscal 2018, recruitment growth continued in all of our major markets driven by the successful launch of our new program known as WW Freestyle in the majority of our markets. In addition, member retention improved in both fiscal 2017 and fiscal 2018 across all our major markets. Recruitment and retention continue to be a key strategic focus.

•

In-workshop product sales. In-workshop product sales increased at a compound annual rate of 8.9% from fiscal 2016 through fiscal 2018. This increase was driven primarily by an increase in the number of our Studio + Digital subscribers.

•

Licensing, franchise royalties and other. All other revenues increased 1.0% on a compound annual rate from fiscal 2016 through fiscal 2018. This increase was driven primarily by our franchisees’ performance during this period. This increase was offset in part by a decrease in licensing revenues which declined at a compound annual rate of 15.2% from fiscal 2016 through fiscal 2018. Our licensing business was negatively impacted by increased competition in the category.

Cost of Revenues

Total cost of revenues primarily consists of expenses to operate our studios and workshops, costs to sell consumer products and costs to develop and operate our websites and digital products. Operating costs primarily consist of salary expense paid to operations management, commissions and expenses paid to our employees, coaches and guides, studio room rent, customer service costs (both in-house and third-party), program material expenses, depreciation and amortization associated with field automation, credit card and fulfillment fees and training and other expenses. Operating costs also include costs associated with our 24/7 Expert Chat and Personal Coaching + Digital offerings. Cost to sell products includes costs of products purchased from our third-party suppliers, inventory reserves, royalties, and inbound and outbound shipping and related costs incurred in making our products available for sale or use. Costs to operate our websites include salaries and related benefits, depreciation and amortization of website development, credit card processing fees and other costs incurred in developing our digital offerings.

Marketing Expenses

Marketing expenses primarily consist of costs to produce advertising and marketing materials as well as media costs to advertise our brand and products across multiple platforms (e.g. broadcast, digital, electronic customer relationship marketing (eCRM), direct mail, social media and public relations), costs paid to third-party agencies who help us develop our marketing campaigns and strategy, expenses in support of market research, as well as costs incurred in connection with local marketing and promotions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation, benefits and other related costs, including stock-based compensation, third-party consulting, temp help, audit, legal and litigation expenses as well as facility costs and depreciation and amortization of systems in support of the business infrastructure and offices globally. Selling, general and administrative expenses also include amortization expense of certain of our intangible assets and certain one-time transaction expenses.

Gross Margin

The following table sets forth our gross profit and gross margin for the past three fiscal years:

(in millions except percentages)
	2018	2017	2016
Gross Profit	$866.4	$692.6	$585.5
Gross Margin	57.2%	53.0%	50.3%

Note: Totals may not sum due to rounding.

In fiscal 2017, the gross margin increase from fiscal 2016 was driven primarily by improved operating leverage and a mix shift to the higher margin Digital business. This expansion was partially offset by lower revenues in our high margin licensing business.

In fiscal 2018, the gross margin increase from fiscal 2017 was driven primarily by the mix shift to the higher margin Digital business and improved operating leverage across our businesses.

Operating Income Margin

The following table sets forth our operating income for the past three fiscal years, as adjusted to exclude the impairment charge for goodwill related to our Brazil reporting unit:

(in millions except percentages)	2018	2017	2016
Operating Income	$389.0	$267.3	$200.8
Operating Income Margin	25.7%	20.5%	17.2%
Adjustments to Reported Amounts (1)
Goodwill impairment	—	13.3	—
Operating Income, as adjusted (1)	$389.0	$280.6	$200.8
Operating Income Margin impact from above adjustment (1)	0.0%	(1.0%)	0.0%
Operating Income Margin, as adjusted (1)	25.7%	21.5%	17.2%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2017 to exclude the $13.3 million goodwill impairment charge related to our Brazil reporting unit. See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In fiscal 2017, the increase in operating income margin from fiscal 2016 was driven by an increase in gross margin and a decrease in marketing expenses as a percentage of revenue, both as compared to the prior year.

In fiscal 2018, the increase in operating income margin from fiscal 2017 was driven primarily by an increase in gross margin as compared to the prior year.

Material Trends

Performance Indicators

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•

Revenues— Our “Service Revenues” consist of “Digital Subscription Revenues” and “Studio + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including our Personal Coaching + Digital product. “Studio + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products in workshops and via ecommerce, revenues from licensing, magazine subscriptions, publishing and third-party advertising in publications and on our websites and sales from the By Mail product, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and commissions.

•

Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our digital subscription products (including Personal Coaching + Digital); (ii) “Studio + Digital Paid Weeks” is the sum of total paid commitment plan weeks which include workshops and digital offerings and total "pay-as-you-go" weeks; and (iii) “Total Paid Weeks” is the sum of Digital Paid Weeks and Studio + Digital Paid Weeks.

•

Incoming Subscribers—“Subscribers” refer to Digital subscribers and Studio + Digital subscribers who participate in recur bill programs in Company-owned operations. The “Incoming Subscribers” metric reports WW subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital, including Personal Coaching + Digital, subscribers; (ii) “Incoming Studio + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “Incoming Subscribers” is the sum of Incoming Digital Subscribers and Incoming Studio + Digital Subscribers. Recruitment and retention are key drivers for this metric.

•

End of Period Subscribers—The “End of Period Subscribers” metric reports WW subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Digital Subscribers” is the total number of Digital, including Personal Coaching + Digital, subscribers;  (ii) “End of Period Studio + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “End of Period Subscribers” is the sum of End of Period Digital Subscribers and End of Period Studio + Digital Subscribers. Recruitment and retention are key drivers for this metric.

•	Gross profit and operating expenses as a percentage of revenue.

Market Trends

We believe that our revenues and profitability can be sensitive to major trends in the wellness and weight management industries. In particular, we believe that our business could be adversely impacted by:

•	increased competition from hardware and software-based mobile app and web-based programs and approaches;
•	increased consumer interest in fad diets and weight loss trends;
•	the development of more effective or more favorably perceived weight management methods, including pharmaceuticals;

•

a failure to develop and market new, innovative services and products or to successfully expand into new channels of distribution or respond to consumer trends, including consumer focus on integrated lifestyle and fitness approaches;

•	a failure to successfully implement new strategic initiatives;
•	a decrease in the effectiveness of our marketing, advertising, and social media programs;
•	an impairment of our brands and other intellectual property;
•	a failure of our technology or systems to perform as designed; and
•	a downturn in general economic conditions or consumer confidence.

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

In fiscal 2018, North America Total Paid Weeks increased 26.3% versus the prior year. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher Digital recruitments versus the prior year driven by the successful launch of our new WW Freestyle program, and improved retention versus the prior year.

Continental Europe Metrics and Business Trends

In fiscal 2016, Continental Europe Total Paid Weeks declined 0.2% versus the prior year, driven by a decline in Studio + Digital Paid Weeks of 5.1% partially offset by an increase in Digital Paid Weeks of 2.4% versus the prior year. This decline in Studio + Digital Paid Weeks was driven by the lower number of Incoming Studio + Digital Subscribers at the start of fiscal 2016 versus the start of fiscal 2015 coupled with lower Studio + Digital recruitments in fiscal 2016 as compared to the prior year. The increase in Digital Paid Weeks was driven by improved recruitments in the Digital business in fiscal 2016 versus the prior year.

In fiscal 2017, Continental Europe Total Paid Weeks increased 20.4% versus the prior year, driven by the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016, improved retention in fiscal 2017 versus the prior year and recruitment strength in our Digital business in fiscal 2017 versus the prior year.

In fiscal 2018, Continental Europe Total Paid Weeks increased 30.6% versus the prior year, driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher recruitments versus the prior year driven by the successful launch of our new program, and improved retention versus the prior year.

United Kingdom Metrics and Business Trends

In fiscal 2016, UK Total Paid Weeks declined 5.0% versus the prior year.  Total Paid Weeks performance in fiscal 2016 was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015 coupled with lower recruitments, primarily in the Studio + Digital business in fiscal 2016 as compared to the prior year reflecting the impact of a direct competitor.

In fiscal 2017, UK Total Paid Weeks increased 6.4% versus the prior year. Total Paid Weeks performance in fiscal 2017 was driven primarily by recruitment strength in our Digital business.

In fiscal 2018, UK Total Paid Weeks increased 13.2% versus the prior year. The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, recruitment strength in our Digital business versus the prior year driven by the successful launch of our new program, and improved retention versus the prior year.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Operating income and operating income margin are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, for fiscal 2017 to exclude the impairment charge for our goodwill related to our Brazil reporting unit. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the goodwill impairment charge. We also present within this Annual Report on Form 10-K the non-GAAP financial measures earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”), earnings before interest, taxes, depreciation, amortization, stock-based compensation and goodwill impairment (“Adjusted EBITDAS”) and net debt. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the calculations. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

Revenue Recognition

We earn revenue from subscriptions for our digital products and by conducting workshops, for which we charge a fee, predominantly through commitment plans, prepayment plans or the “pay-as-you-go” arrangement. We also earn revenue by selling consumer products (including publications) in our workshops, online through our ecommerce platform and to our franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements, selling magazine subscriptions, publishing, selling advertising space on our websites and in copies of our publications and By Mail product sales.

Commitment plan revenues, prepaid workshop fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue as control is transferred over the period earned since these performance obligations are satisfied over time. Digital subscription revenues, consisting of the fees associated with subscriptions for our Digital products, including our Personal Coaching + Digital product, are deferred and recognized on a straight-line basis as control is transferred over the subscription period. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is recorded to deferred revenue and amortized into revenue over the commitment period. In the Studio + Digital business, we generally charge non-refundable registration and starter fees in exchange for access to our digital subscription products, an introductory information session and materials we provide to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and is recorded to deferred revenue and amortized into revenue over the commitment period. Revenue from “pay-as-you-go” workshop fees, consumer product sales and By Mail, commissions and royalties is recognized at the point in time control is transferred, which is when services are rendered, products are shipped to customers and title and risk of loss passes to the customers, and commissions and royalties are earned, respectively. Revenue from advertising in magazines is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on our websites is recognized when the advertisement is viewed by the user.

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

With respect to our impairment analysis, a change in the underlying assumptions would likely cause a change in the results of the impairment assessments and, as such, could result in an impairment of those assets, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these assumptions and believe that they are appropriate.

In performing our annual impairment analysis, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their current levels, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

The following is a more detailed discussion of our goodwill and franchise rights acquired impairment analysis.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries as of the December 29, 2018 balance sheet date were $98.9 million, $39.3 million, $4.6 million and $9.7 million, respectively.

Based on the results of our annual impairment test performed for all of our reporting units, except for Brazil, as of the December 29, 2018 balance sheet date, we estimated that for reporting units that hold 97.0% of our goodwill, those units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. Based on the results of our annual impairment test performed for our Brazil reporting unit as of the December 29, 2018 balance sheet date, we estimated that this reporting unit holds 3.0% of our goodwill, and the fair value of this reporting unit was approximately 10% higher than its carrying value.

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

The following are the more significant assumptions utilized in our annual impairment analyses (except for Brazil) for fiscal 2018 and fiscal 2017:

	June 30,	July 1,
	2018	2017
Debt-Free Cumulative Annual Cash Flow Growth Rate	3.8% to 5.4%	3.6% to 4.1%
Discount Rate	8.7%	8.9%

As it relates to our impairment analysis for Brazil, we estimated future debt free cash flows in contemplation of our growth strategies for that market. In developing these projections, we considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon, all as reflected in the discount rate. A further risk premium was included to reflect the risk associated with the significantly higher growth rates projected in the May 7, 2017 annual impairment test. The cost of debt was determined by estimating the Company’s current borrowing rate.

For Brazil, the following are the more significant assumptions utilized in our interim impairment analysis as of December 30, 2017 and our annual impairment analyses for fiscal 2018 and fiscal 2017:

	June 30,	December 30,	July 1,
	2018	2017	2017
Cumulative Annual Revenue Cash Flow Growth Rate	14.8%	16.8%	19.4%
Average Operating Income Margin	3.7%	(0.4%)	18.6%
Average Operating Income Margin Range	(17.3%) to 16.5%	(16.3%) to 13.8%	(10.8%) to 31.0%
Discount Rate	16.2%	17.0%	16.9%

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment. In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Studio + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and Digital business in the country in which the acquisitions have occurred. The book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at December 29, 2018 were $671.9 million, $52.9 million, $11.4 million, $6.3 million, and $4.7 million, respectively.

Based on the results of our fiscal 2018 annual impairment analysis, none of our material franchise rights acquired are at risk of impairment.

In our hypothetical start-up approach analysis for fiscal 2018, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Studio + Digital business in each country based on assumptions regarding revenue growth and operating income margins.  The cash flows associated with the Digital business were based on the expected Digital revenue for such country and the application of a market-based royalty rate. The cash flows for the Studio + Digital and Digital businesses were discounted utilizing rates consistent with those utilized in the goodwill impairment analysis.

In performing this impairment analysis for fiscal 2018, for the year of maturity, we assumed Studio + Digital revenue (comprised of Studio + Digital Fees and revenues from products sold to members in workshops) growth of 37.2% to 59.3% in the year of maturity from fiscal 2017, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.7%. For the year of maturity and beyond, we assumed operating income margin rates of 7.7% to 24.9%.

Other Significant Accounting Policies

Information concerning other significant accounting policies affecting us is set forth in Note 2 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR FISCAL 2018 (52 weeks) COMPARED TO FISCAL 2017 (52 weeks)

The table below sets forth selected financial information for fiscal 2018 from our consolidated statements of net income for fiscal 2018 versus selected financial information for fiscal 2017 from our consolidated statements of net income for fiscal 2017.

Summary of Selected Financial Data

	(In millions, except per share amounts)					% Change
	Fiscal 2018	Fiscal 2017	Increase/ (Decrease)	% Change		Constant Currency
Revenues, net	$1,514.1	$1,306.9	$207.2	15.9%		14.7%
Cost of revenues	647.7	614.3	33.4	5.4%		4.5%

Gross profit	866.4	692.6	173.8	25.1%		23.8%
Gross Margin %	57.2%	53.0%

Marketing expenses	226.3	200.8	25.5	12.7%		10.3%
Selling, general & administrative expenses	251.1	211.2	39.9	18.9%		18.6%
Goodwill Impairment	0.0	13.3	(13.3)	(100.0%)		(100.0%)
Operating income	389.0	267.3	121.7	45.5%		44.2%
Operating Income Margin %	25.7%	20.5%

Interest expense	142.3	112.8	29.6	26.2%		26.2%
Other expense, net	2.6	0.5	2.1	100.0%	*	100.0%	*
Early extinguishment of debt, net	0.0	9.0	(9.0)	(100.0%)		(100.0%)
Income before income taxes	244.1	145.1	99.0	68.2%		65.8%

Provision for (benefit from) income taxes	20.5	(18.2)	38.7	(100.0%)	*	(100.0%)	*
Net income	223.6	163.3	60.3	36.9%		35.4%
Net loss attributable to the noncontrolling interest	0.2	0.2	(0.0)	(8.2%)		4.4%

Net income attributable to Weight Watchers International, Inc.	$223.7	$163.5	$60.2	36.8%		35.4%

Weighted average diluted shares outstanding	70.1	68.2	1.9	2.7%		2.7%
Diluted earnings per share	$3.19	$2.40	$0.80	33.2%		31.8%

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

Consolidated Results

Revenues

Revenues in fiscal 2018 were $1,514.1 million, an increase of $207.2 million, or 15.9%, versus fiscal 2017. Excluding the impact of foreign currency, which positively impacted our revenues for fiscal 2018 by $14.9 million, revenues in fiscal 2018 would have increased 14.7% versus the prior year. This increase was driven by revenue growth in all major markets. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in fiscal 2018 increased $33.4 million, or 5.4%, versus the prior year. Gross profit increased $173.8 million, or 25.1%, in fiscal 2018 compared to fiscal 2017 primarily due to the increase in revenues. Excluding the impact of foreign currency, which positively impacted gross profit for fiscal 2018 by $9.1 million, gross profit in fiscal 2018 would have increased 23.8% versus the prior year. Gross margin in fiscal 2018 increased 4.2% to 57.2% versus 53.0% in fiscal 2017. Gross margin expansion was driven primarily by improved operating leverage and a mix shift to the higher margin Digital business.

Marketing

Marketing expenses for fiscal 2018 increased $25.5 million, or 12.7%, versus fiscal 2017. Excluding the impact of foreign currency, which increased marketing expenses for fiscal 2018 by $4.8 million, marketing expenses in fiscal 2018 would have increased 10.3% versus fiscal 2017. This increase in marketing expense was largely due to investments in both digital marketing initiatives and evolving our brand. Marketing expenses as a percentage of revenue decreased to 14.9% in fiscal 2018 as compared to 15.4% in fiscal 2017.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2018 increased $39.9 million, or 18.9%, versus fiscal 2017. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for fiscal 2018 by $0.7 million, selling, general and administrative expenses for fiscal 2018 would have increased 18.6% versus the prior year. The increase in selling, general and administrative expenses in fiscal 2018 was driven primarily by higher compensation and incentive-related costs as well as investments in strategic initiatives. Selling, general and administrative expenses as a percentage of revenue for fiscal 2018 increased to 16.6% from 16.2% for fiscal 2017.

Impairment

In performing our interim impairment analysis for our Brazil reporting unit, we determined that, based on the fair values calculated, the carrying amount of goodwill related to our Brazil reporting unit exceeded our fair value and recorded an impairment charge of $13.3 million for fiscal 2017.

Operating Income

Operating income for fiscal 2018 increased $121.7 million, or 45.5%, versus fiscal 2017. Excluding the $13.3 million impairment charge for goodwill related to our Brazil reporting unit from fiscal 2017 and the impact of foreign currency, which positively impacted operating income for fiscal 2018 by $3.6 million, operating income in fiscal 2018 would have increased 37.3% versus the prior year. This increase in operating income was driven by higher operating income in both North America and Continental Europe as compared to the prior year. Operating income margin for fiscal 2018 increased 5.2% to 25.7% from 20.5% for fiscal 2017. This increase in operating income margin was driven by an increase in gross margin as compared to the prior year.

Interest Expense

Interest expense in fiscal 2018 increased $29.6 million, or 26.2%, versus fiscal 2017. The increase in interest expense was driven primarily by higher interest expense arising from the interest rates under our New Term Loan Facility and on our Notes in connection with our November 2017 debt refinancing.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2018 and fiscal 2017 and excluding the impact of our interest rate swap, increased to 7.63% per annum at fiscal 2018 year end from 4.96% per annum at fiscal 2017 year end. Including the impact of our interest rate swap, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2018 and fiscal 2017, increased to 7.79% per annum at fiscal 2018 year end from 5.78% per annum at fiscal 2017 year end.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our current and prior credit facilities and our Notes, including interest rates on our debt outstanding, and payments on our debt.  For additional details on our interest rate swap, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $2.1 million in fiscal 2018 to $2.6 million from $0.5 million in the prior year.

Tax

Our effective tax rate for fiscal 2018 was 8.4% as compared to (12.6%) for fiscal 2017.  The effective tax rate in fiscal 2018 was impacted by (i) a $25.3 million tax benefit related to tax windfalls from stock compensation, (ii) an $8.5 million tax benefit due to the reversal of a valuation allowance related to foreign tax credits that have been fully utilized, (iii) a $4.3 million tax benefit related to favorable tax return adjustments, (iv) a $3.4 million tax benefit primarily related to the reversal of tax reserves resulting from the closure of various tax audits, (v) a $3.4 million tax benefit due to the reversal of a valuation allowance related to certain net operating losses that are now expected to be realized, and (vi) a $1.9 million tax benefit related to the cessation of operations of our Mexican subsidiary.

As previously disclosed, on December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, was signed into law making significant changes to the Internal Revenue Code. For additional details on the 2017 Tax Act, see Note 12 of our consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K. The 2017 Tax Act benefited our tax expense by $56.6 million for fiscal 2017, such benefit being comprised of the following items: (i) a $68.7 million tax benefit related to the revaluation of deferred tax liabilities to reflect the decrease in the corporate tax rate from 35% to 21%,  (ii) a $9.0 million charge to record a valuation allowance against foreign tax credit carryforwards that as a result of the 2017 Tax Act are no longer expected to be realized, and (iii) a net charge of $3.1 million related to other 2017 Tax Act items, which include the transition tax on foreign earnings.

In addition, the effective tax rate for fiscal 2017 was impacted by the following one-time discrete items: (i) an $11.6 million tax benefit related to the cessation of operations of our Spanish subsidiary; (ii) a $3.7 million tax benefit due to a change in estimate related to the availability of certain foreign tax credits; and (iii) a $2.3 million tax benefit related to the reversal of tax reserves resulting from an updated transfer pricing study.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in fiscal 2018 increased $60.2 million, or 36.8%, from fiscal 2017. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in fiscal 2018 by $2.4 million, net income attributable to the Company in fiscal 2018 would have increased by 35.4% versus the prior year.

Earnings per fully diluted share, or EPS, in fiscal 2018 was $3.19 compared to $2.40 in fiscal 2017.  EPS for fiscal 2018 included: (i) a $0.25 tax benefit from Ms. Winfrey’s exercise of a portion of her stock options; (ii) a $0.12 tax benefit due to the reversal of a valuation allowance related to foreign tax credits that have been fully utilized; (iii) a $0.06 tax benefit related to favorable tax return adjustments; and (iv) a $0.05 tax benefit due to the reversal of a valuation allowance related to certain net operating losses that are now expected to be realized.

EPS for fiscal 2017 included an $0.83 tax benefit related to the 2017 Tax Act and the following additional significant items: (i) a tax benefit of $0.18 that was offset by $0.01 of expense, both related to the cessation of operations of our Spanish subsidiary; (ii) a $0.05 tax benefit due to a change in estimate related to the availability of certain foreign tax credits; and (iii) a $0.03 tax benefit related to the reversal of tax reserves resulting from an updated transfer pricing study. EPS for fiscal 2017 also included the following one-time items: (i) a $0.20 impairment charge for goodwill related to our Brazil reporting unit and (ii) a $0.09 write-off due to our November 2017 debt refinancing that was offset by a $0.01 gain related to our previously disclosed debt prepayment in the second quarter of fiscal 2017.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2018 and the percentage change in those metrics versus the prior year:

(in millions except percentages and as noted)

	Fiscal 2018
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$901.1	$146.2	$1,047.3	$900.8	$146.1	$1,047.0	151.2	2,116.4	2,558.5
CE	257.1	47.2	304.3	247.9	44.6	292.5	51.4	723.2	940.2
UK	78.2	28.8	107.1	75.3	27.5	102.8	19.8	296.1	333.7
Other (1)	36.8	18.6	55.5	38.3	18.8	57.0	5.4	78.3	100.0
Total	$1,273.2	$240.9	$1,514.1	$1,262.2	$237.1	$1,499.3	227.9	3,213.9	3,932.3

	% Change Fiscal 2018 vs. Fiscal 2017
North America	16.2%	8.2%	15.0%	16.2%	8.2%	15.0%	26.3%	23.1%	20.9%
CE	31.3%	8.7%	27.2%	26.6%	2.6%	22.3%	30.6%	28.1%	30.0%
UK	6.2%	9.4%	7.1%	2.2%	4.4%	2.8%	13.2%	11.7%	12.7%
Other (1)	(0.6%)	(8.0%)	(3.2%)	3.3%	(7.4%)	(0.5%)	9.1%	8.4%	27.8%
Total	17.7%	7.0%	15.9%	16.7%	5.3%	14.7%	25.5%	22.6%	22.4%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Fiscal 2018
	Digital Subscription Revenue		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$378.7	$378.6	93.9	1,250.6	1,648.4	$522.4	$522.2	57.3	865.8	910.1
CE	149.6	144.6	38.8	534.6	730.3	107.5	103.3	12.6	188.5	209.9
UK	25.6	24.6	8.9	134.3	160.1	52.7	50.6	10.9	161.7	173.6
Other (1)	14.0	14.4	2.9	44.3	55.3	22.9	23.8	2.5	34.0	44.7
Total	$567.8	$562.3	144.6	1,963.9	2,594.0	$705.4	$699.9	83.3	1,250.1	1,338.4

	% Change Fiscal 2018 vs. Fiscal 2017
North America	34.6%	34.5%	38.9%	28.2%	31.8%	5.8%	5.7%	10.0%	16.4%	5.1%
CE	46.6%	41.7%	38.2%	36.1%	36.6%	14.7%	10.2%	11.6%	9.8%	11.3%
UK	19.0%	14.7%	24.2%	21.8%	19.2%	1.0%	(2.9%)	5.4%	4.5%	7.3%
Other (1)	18.6%	22.7%	27.5%	9.0%	24.9%	(9.6%)	(5.8%)	(6.4%)	7.7%	31.6%
Total	36.2%	34.9%	37.5%	29.3%	32.1%	6.1%	5.3%	9.1%	13.4%	7.1%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Service Revenues. This increase in Service Revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Digital Subscription Revenues and to a lesser extent an increase in Studio + Digital Fees. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher Digital recruitments versus the prior year driven by the successful launch of our new WW Freestyle program, and improved retention in fiscal 2018 versus the prior year.

The increase in North America consumer product sales and other in fiscal 2018 versus the prior year was driven by an increase in in-workshop product sales.

Continental Europe Performance

The increase in Continental Europe revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Service Revenues. This increase in Service Revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Digital Subscription Revenues. The increase in Continental Europe Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher Digital recruitments versus the prior year driven by the successful launch of our new WW Freestyle program and improved retention in fiscal 2018 versus, the prior year.

The increase in Continental Europe product sales and other in fiscal 2018 versus the prior year was driven primarily by an increase in product sales through our ecommerce platforms.

United Kingdom Performance

The increase in UK revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Service Revenues. This increase in Service Revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Digital Subscription Revenues. The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher Digital recruitments versus the prior year driven by the successful launch of our new WW Freestyle program, and improved retention in fiscal 2018 versus the prior year.

The increase in UK product sales and other in fiscal 2018 versus the prior year was driven by an increase in product sales, partially offset by a decline in licensing revenue.

Other Performance

Other revenues declined in fiscal 2018 versus the prior year.  Although Service Revenues increased on a constant currency basis in fiscal 2018 versus the prior year, the decrease in Product Sales and Other more than offset such increase. The increase in Other Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017 and higher Digital recruitments versus the prior year driven by the successful launch of our new WW Freestyle program in fiscal 2018.

RESULTS OF OPERATIONS FOR FISCAL 2017 (52 weeks) COMPARED TO FISCAL 2016 (52 weeks)

The table below sets forth selected financial information for fiscal 2017 from our consolidated statements of net income for fiscal 2017 versus selected financial information for fiscal 2016 from our consolidated statements of net income for fiscal 2016.

Summary of Selected Financial Data

	(In millions, except per share amounts)					% Change
	Fiscal 2017	Fiscal 2016	Increase/ (Decrease)	% Change		Constant Currency
Revenues, net	$1,306.9	$1,164.9	$142.0	12.2%		12.1%
Cost of revenues	614.3	579.4	34.9	6.0%		6.0%

Gross profit	692.6	585.5	107.1	18.3%		18.1%
Gross Margin %	53.0%	50.3%

Marketing expenses	200.8	194.4	6.4	3.3%		3.5%
Selling, general & administrative expenses	211.2	190.3	20.9	11.0%		10.8%
Goodwill impairment	13.3	—	13.3	100.0%		100.0%
Operating income	267.3	200.8	66.5	33.1%		32.5%
Operating Income Margin %	20.5%	17.2%

Interest expense	112.8	115.2	(2.4)	(2.1%)		(2.1%)
Other expense, net	0.5	1.5	(1.0)	69.0%		69.0%
Early extinguishment of debt, net	9.0	—	9.0	100.0%	*	100.0%	*
Income before income taxes	145.1	84.1	61.0	72.5%		70.9%

(Benefit from) provision for income taxes	(18.2)	16.6	(34.9)	(100.0%)	*	(100.0%)	*
Net income	163.3	67.5	95.8	100.0%		100.0%
Net loss attributable to the noncontrolling interest	0.2	0.2	0.0	(4.5%)		(13.3)%

Net income attributable to Weight Watchers International, Inc.	$163.5	$67.7	$95.8	100.0%	*	100.0%	*

Weighted average diluted shares outstanding	68.2	65.9	2.4	3.6%		3.6%
Diluted earnings per share	$2.40	$1.03	$1.37	100.0%		100.0%

Note: Totals may not sum due to rounding.

*	Note: Percentage in excess of 100.0%.

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

Interest Expense

Interest expense in fiscal 2017 decreased $2.4 million, or 2.1%, versus fiscal 2016. The decrease in interest expense was driven primarily by (i) the decrease in the notional amount of our interest rate swap from $1.5 billion to $1.25 billion and (ii) the decrease in our average debt outstanding under our then-existing tranche B-2 term facility which decreased to $2.0 billion in the first nine months of fiscal 2017 from $2.1 billion in fiscal 2016. The increase in LIBOR rates partially offset the benefits set forth in items (i) and (ii). These decreases were also offset by the higher interest expense arising from the interest rates under our New Term Loan Facility and on our Notes in connection with our November 2017 debt refinancing. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2017 and fiscal 2016 and excluding the impact of our interest rate swap, increased to 4.96% per annum at fiscal 2017 year end from 4.38% per annum at fiscal 2016 year end. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2017 and fiscal 2016, increased to 5.78% per annum at fiscal 2017 year end from 5.56% per annum at fiscal 2016 year end. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our current and prior credit facilities and our notes, including interest rates on our debt outstanding, and on payments on our debt.  For additional details on our interest rate swap, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

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

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2017 and the percentage change in those metrics versus the prior year:

(in millions except percentages and as noted)

	Fiscal 2017
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$775.2	$135.1	$910.3	$774.2	$135.0	$909.2	119.7	1,719.2	2,116.4
CE	195.8	43.5	239.2	192.3	43.1	235.4	39.4	564.7	723.2
UK	73.6	26.4	100.0	77.5	27.9	105.4	17.5	265.1	296.1
Other (1)	37.0	20.3	57.3	35.6	19.9	55.5	5.0	72.2	78.3
Total	$1,081.7	$225.2	$1,306.9	$1,079.5	$225.9	$1,305.5	181.5	2,621.1	3,213.9

	% Change Fiscal 2017 vs. Fiscal 2016
North America	14.6%	10.4%	14.0%	14.5%	10.2%	13.8%	18.4%	12.3%	23.1%
CE	18.9%	(5.4%)	13.6%	16.8%	(6.2%)	11.8%	20.4%	6.4%	28.1%
UK	0.5%	(4.4%)	(0.8%)	5.7%	1.4%	4.6%	6.4%	0.8%	11.7%
Other (1)	6.4%	2.3%	4.9%	2.3%	0.5%	1.6%	3.9%	12.2%	8.4%
Total	14.0%	4.4%	12.2%	13.7%	4.7%	12.1%	17.1%	9.7%	22.6%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Fiscal 2017
	Digital Subscription Revenue		Digital	Incoming	EOP	Studio + Digital Fees		Studio+ Digital	Incoming Studio +	EOP Studio +
		Constant	Paid	Digital	Digital		Constant	Paid	Digital	Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$281.4	$281.1	67.6	975.3	1,250.6	$493.8	$493.1	52.1	743.9	865.8
CE	102.0	100.0	28.1	393.0	534.6	93.7	92.3	11.3	171.7	188.5
UK	21.5	22.5	7.2	110.3	134.3	52.2	55.0	10.3	154.8	161.7
Other (1)	11.8	11.4	2.3	40.6	44.3	25.3	24.2	2.7	31.6	34.0
Total	$416.7	$415.0	105.2	1,519.1	1,963.9	$665.0	$664.6	76.4	1,102.0	1,250.1

	% Change Fiscal 2017 vs. Fiscal 2016
North America	17.7%	17.5%	22.3%	10.0%	28.2%	12.9%	12.8%	13.6%	15.3%	16.4%
CE	36.0%	33.3%	29.3%	9.7%	36.1%	4.5%	2.9%	2.7%	(0.4%)	9.8%
UK	14.4%	19.9%	16.0%	0.3%	21.8%	(4.2%)	0.9%	0.6%	1.1%	4.5%
Other (1)	8.5%	5.0%	1.9%	9.3%	9.0%	5.4%	1.0%	5.6%	16.2%	7.7%
Total	21.2%	20.7%	23.1%	9.2%	29.3%	9.9%	9.8%	9.7%	10.4%	13.4%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

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

Continental Europe Performance

The increase in Continental Europe revenues in fiscal 2017 versus the prior year was driven primarily by the increase in Service Revenues. This increase in Service Revenues in fiscal 2017 versus the prior year was driven primarily by the increase in Digital Subscription Revenues. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016, improved retention in fiscal 2017 versus the prior year and recruitment strength in our Digital business in fiscal 2017 versus the prior year.

The increase in Continental Europe revenues was partially offset by the decline in Continental Europe product sales and other in fiscal 2017 versus the prior year.

United Kingdom Performance

The decline in UK revenues in fiscal 2017 versus the prior year was driven by the negative impact of foreign currency. Excluding the impact of foreign currency, UK revenues would have increased, driven by an increase in Service Revenues on a constant currency basis. This increase in Service Revenues on a constant currency basis was the result of recruitment strength in our Digital business in fiscal 2017 versus the prior year and improved retention in fiscal 2017 versus the prior year.

The decrease in UK product sales and other in fiscal 2017 versus the prior year was driven by the negative impact of foreign currency. Excluding the impact of foreign currency, UK in-workshop and other products sales would have increased primarily due to an increase in product sales. This increase would have been almost entirely offset by the decline in licensing revenue.

Other Performance

The increase in Other revenues in fiscal 2017 versus the prior year was driven primarily by the increase in Service Revenues. The increase in Other Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016.

The increase in product sales and other in fiscal 2017 versus fiscal 2016 was driven primarily by an increase in in-workshop product sales and commissions from our franchisees partially offset by a decline in licensing revenue.

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We believe that cash generated by operations during fiscal 2018, our cash on hand of approximately $237.0 million at December 29, 2018, our $148.8 million of availability under our New Revolving Credit Facility and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

As market conditions warrant, we may, from time to time, seek to purchase our outstanding debt securities or loans, including the Notes and borrowings under the New Credit Facilities. Such transactions could be privately negotiated or open market transactions, pursuant to tender offers or otherwise. Subject to any applicable limitations contained in the agreements governing, or terms of, our indebtedness, any such purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	December 29,	December 30,	Increase/
	2018	2017	(Decrease)
	(in millions)
Total current assets	$366.4	$209.0	$157.4
Total current liabilities	341.3	343.0	(1.7)
Working capital surplus (deficit)	25.1	(134.0)	(159.1)
Cash and cash equivalents	237.0	83.1	153.9
Current portion of long-term debt	77.0	82.8	(5.8)
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(134.9)	$(134.3)	$0.5

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $0.5 million increase in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	December 29,	December 30,	Increase/	Impact to Working
	2018	2017	(Decrease)	Capital Deficit
	(in millions)
Deferred revenue	$53.5	$74.3	$(20.8)	$(20.8)
Derivative payable, net	$2.1	$12.2	$(10.1)	$(10.1)
Operational liabilities and other, net of assets	$62.0	$74.8	$(12.8)	$(12.8)
Accrued interest	$28.7	$10.8	$17.8	$17.8
Income taxes payable	$22.6	$5.7	$16.9	$16.9
Prepaid income taxes	$34.0	$43.4	$(9.5)	$9.5
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$0.5

Note: Totals may not sum due to rounding.

The decrease in deferred revenue was driven primarily by a change in the timing of when we recur bill our subscribers. The increase in accrued interest was driven by the November 2017 debt refinancing and the timing of payments. Income taxes payable increased due to improvement in business performance as well as timing of payments. The decreases in prepaid income taxes and operational liabilities and other, net of assets, were driven primarily by timing of payments.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the fiscal years ended:

	December 29, 2018	December 30, 2017	December 31, 2016
	(in millions)
Net cash provided by operating activities	$295.6	$222.3	$119.0
Net cash used for investing activities	$(64.0)	$(40.8)	$(37.5)
Net cash used for financing activities	$(74.4)	$(211.5)	$(212.2)

Operating Activities

Fiscal 2018

Cash flows provided by operating activities of $295.6 million in fiscal 2018 reflected an increase of $73.3 million from $222.3 million of cash flows provided by operating activities in fiscal 2017. The increase in cash provided by operating activities was primarily the result of $60.3 million of higher net income attributable to the Company in fiscal 2018 as compared to the prior year.

Fiscal 2017

Cash flows provided by operating activities of $222.3 million for fiscal 2017 reflected an increase of $103.3 million from $119.0 million of cash flows provided by operating activities in fiscal 2016. The increase in cash provided by operating activities was primarily the result of $95.8 million of higher net income attributable to the Company in fiscal 2017 as compared to the prior year.

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

Investing Activities

Fiscal 2018

Net cash used for investing activities totaled $64.0 million in fiscal 2018, an increase of $23.2 million as compared to fiscal 2017. This increase was primarily attributable to higher capital expenditures for technology, investments in intellectual property and cash paid for acquisitions in fiscal 2018 as compared to the prior year. For additional information on our acquisitions, see “Item 6. Selected Financial Data.”

Fiscal 2017

Net cash used for investing activities totaled $40.8 million in fiscal 2017, an increase of $3.3 million as compared to fiscal 2016. This increase was primarily attributable to higher capital expenditures for technology in fiscal 2017, which were partially offset by the Miami Acquisition in fiscal 2016. For additional information on our acquisitions, see “Item 6. Selected Financial Data.”

Fiscal 2016

Net cash used for investing activities totaled $37.5 million in fiscal 2016, a decrease of $2.8 million as compared to fiscal 2015. Due to the significant progress against our previously disclosed transformation plan in fiscal 2015, our expenditures on technology and operating infrastructure declined in fiscal 2016 as compared to fiscal 2015.

Financing Activities

Fiscal 2018

Net cash used for financing activities totaled $74.4 million in fiscal 2018, primarily due to $25.0 million of net repayments on the outstanding principal amount on the New Revolving Credit Facility and $57.8 million used for scheduled debt repayments under our New Term Loan Facility, which was partially offset by $33.4 million in proceeds from stock options exercised in fiscal 2018.

Fiscal 2017

Net cash used for financing activities totaled $211.5 million in fiscal 2017, primarily related to (i) in connection with the November 2017 debt refinancing, the payment in full of the $1,930.4 million of outstanding borrowings under our then-existing tranche B-2 term facility and the aggregate payment of $53.8 million for financing costs and (ii) the previously disclosed debt prepayment and other scheduled debt repayments of an aggregate $88.4 million with respect to our then-existing tranche B-2 term facility during fiscal 2017.  These payments were offset by the proceeds we received from the issuance of long-term debt totaling $1,840.0 million and the draw down on the New Revolving Credit Facility of $25.0 million in connection with the November 2017 debt refinancing.

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

The following schedule sets forth our long-term debt obligations at December 29, 2018:

Long-Term Debt

At December 29, 2018

(Balances in millions)

Balance
New Term Loan Facility due November 29, 2024	$1,482.3
Notes due December 1, 2025	300.0
Total	1,782.3
Less: Current Portion	77.0
Unamortized Deferred Financing Costs	9.5
Unamortized Debt Discount	26.0
Total Long-Term Debt	$1,669.7

Note: Totals may not sum due to rounding.

On November 29, 2017, we refinanced our then-existing credit facilities consisting of $1,930.4 million of borrowings under a term loan facility and an undrawn $50.0 million revolving credit facility with $1,565.0 million of borrowings under our new credit facilities, consisting of a $1,540.0 million term loan facility and a $150.0 million revolving credit facility (of which $25.0 million was drawn upon at the time of the November 2017 debt refinancing) (collectively, referred to herein as the New Credit Facilities), and $300.0 million in aggregate principal amount of 8.625% Senior Notes due 2025, or the Notes. During the fourth quarter of fiscal 2017, we incurred fees of $53.8 million (which included $30.8 million of a debt discount) in connection with the November 2017 debt refinancing. In addition, we recorded a loss on early extinguishment of debt of $10.5 million in connection thereto. This early extinguishment of debt write-off was comprised of $5.7 million of deferred financing fees paid in connection with the November 2017 debt refinancing and $4.8 million of pre-existing deferred financing fees.

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

As of December 29, 2018, we had $1,482.3 million of debt outstanding under the New Credit Facilities with $148.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility.  The outstanding balance as of December 30, 2017 of $25.0 million under the New Revolving Credit Facility was included in the current portion of long-term debt due to our then intent to repay our borrowings within twelve months.

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

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 29, 2018, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement.  If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated Leverage Ratio. Based on our Consolidated Leverage Ratio as of December 29, 2018, the commitment fee was 0.35% per annum.

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

As of December 29, 2018, we were in compliance with all applicable covenants in the Credit Agreement governing the New Credit Facilities.

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

Outstanding Debt

At December 29, 2018, we had $1,782.3 million outstanding under the New Credit Facilities and the Notes, consisting of the New Term Loan Facility of $1,482.3 million, $0.0 million drawn down on the New Revolving Credit Facility and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At the end of fiscal 2018 and fiscal 2017, our debt consisted of both fixed and variable-rate instruments. At the end of fiscal 2016, our debt consisted entirely of variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swap can be found in Part IV, Item 15 of this Annual Report on Form 10-K under Note 18 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swap, was approximately 7.73%, 7.12% and 4.41% per annum at December 29, 2018, December 30, 2017 and December 31, 2016, respectively, based on interest rates on the applicable dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swap, was approximately 7.46%, 7.34% and 5.32% per annum at December 29, 2018, December 30, 2017 and December 31, 2016, respectively, based on interest rates on the applicable dates.

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

The table below sets forth the calculations for EBITDAS and Adjusted EBITDAS for the fiscal years ended:

(in millions)

	December 29, 2018	December 30, 2017	December 31, 2016
Net Income	$223.7	$163.5	$67.7
Interest	142.3	112.8	115.2
Taxes	20.5	(18.2)	16.6
Depreciation and Amortization	44.1	50.9	52.6
Stock-based Compensation	20.2	14.9	6.5
EBITDAS	$450.8	$323.9	$258.7
Goodwill Impairment (1)	—	13.3	—
Adjusted EBITDAS	$450.8	$337.2	$258.7

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2017 to exclude the $13.3 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of December 29, 2018 our net debt/Adjusted EBITDAS ratio was 3.3x.

The table below sets forth the calculation for net debt, a non-GAAP financial measure:

(in millions)

December 29, 2018
Total debt	$1,782.3
Less: Unamortized deferred financing costs	9.5
Less: Unamortized debt discount	26.0
Less: Cash on hand	237.0
Net debt	$1,509.7

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

Contractual Obligations

We are obligated under non-cancelable agreements primarily for office and rent facilities operating leases. Consolidated rent expense charged to operations under all our leases for fiscal 2018 was approximately $44.1 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2018:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(in millions)
Long-Term Debt(1)
Principal	$1,782.3	$77.0	$173.3	$154.0	$1,378.0
Interest	741.9	131.0	268.9	220.1	121.9
Operating leases and non-cancelable agreements	185.0	63.3	60.8	23.2	37.7
Total (2)	$2,709.2	$271.3	$503.0	$397.3	$1,537.6

Note: Totals may not sum due to rounding.

(1)

Due to the fact that a portion of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2018 remains constant for all periods presented.

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

Acquisition of Kurbo

On August 10, 2018, the Company acquired substantially all of the assets of Kurbo, a family-based healthy lifestyle coaching program, for a net purchase price of $3.1 million.

Franchise Acquisitions

On December 10, 2018, we acquired substantially all of the assets of our franchisee for certain territories in South Carolina, At Goal, Inc., for a purchase price of $4.0 million.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in arrangements that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities often referred to as structured finance or special purpose entities.

Related Parties

For a discussion of related party transactions affecting us, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in Part III of this Annual Report on Form 10-K.

Seasonality

Our business is seasonal due to the importance of the winter season to our overall recruitment environment. Historically, we experience our highest level of recruitment during the first quarter of the year, which is supported with the highest concentration of advertising spending. Therefore, our number of End of Period Subscribers in the first quarter of the year is typically higher than the number in other quarters of the year, reflecting a decline over the course of the year.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. The Company’s exposure to market risk as of the end of fiscal 2018 is described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt, in particular changes in LIBOR or the base rates which are used to determine the applicable interest rates for borrowings under the New Credit Facilities.

On July 26, 2013, in order to hedge a portion of our variable rate debt, we entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1.5 billion. During the term of this swap, the notional amount decreased from $1.5 billion effective March 31, 2014 to $1.25 billion on April 3, 2017 and will decrease to $1.0 billion on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.41%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss. As of the end of fiscal 2018, we had $1,482.3 million of variable rate debt, of which $232.3 million remained unhedged.

As of December 29, 2018, borrowings under the New Credit Facilities bore interest at LIBOR plus an applicable margin of 4.75%. For the New Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of December 29, 2018, our interest rate swap in effect had a notional amount of $1.25 billion. Accordingly, as of December 29, 2018, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the LIBOR Floor, a hypothetical 75 basis point increase in interest rates would have increased annual interest expense by approximately $1.7 million and a hypothetical 75 basis point decrease in interest rates would have decreased annual interest expense by approximately $4.8 million. This increase is driven primarily by the interest rate applicable to our New Term Loan Facility. This decrease is driven primarily by the lower variable rate debt balance resulting from the November 2017 debt refinancing.

There have been no material changes to the Company’s exposure to market risk from the end of fiscal 2017 as compared to the end of fiscal 2018.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2018, the end of fiscal 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of fiscal 2018, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018, the end of fiscal 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 29, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 29, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 and F-3 to our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) certain of the information regarding our directors and executive officers called for by Items 401(a), (b) and (e) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below and (iii) the information regarding our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, called for by Item 406 of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 29, 2018:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	4,829,158	(1)	$10.80	(2)	4,286,633	(3)
Equity compensation plans not approved by security holders	500,000	(4)	$60.00	(5)	—
Total	5,329,158		$15.42	(6)	4,286,633

(1)

Consists of 1,180,477 shares of our common stock issuable upon the exercise of outstanding stock options awarded under our Second Amended and Restated 2014 Stock Incentive Plan, or 2014 Plan, and our 2008 Stock Incentive Plan, or 2008 Plan; 2,108,081 shares of our common stock issuable upon the exercise of the Winfrey Option granted pursuant to the Winfrey Option Agreement; 880,635 shares of our common stock issuable upon the vesting of restricted stock units, or RSUs, awarded under our 2014 Plan; and 659,965 shares of our common stock issuable upon the vesting of performance-based stock units, or PSUs, awarded under our 2014 Plan. The number of shares to be issued in respect of PSUs has been calculated based on the assumption that the maximum level of performance applicable to the PSUs will be achieved. The Winfrey Option was approved by the written consent of Artal Luxembourg which, as of the date thereof, controlled a majority of the voting power of our outstanding common stock. For additional details on the Winfrey Option and Winfrey Option Agreement, see “Item 1. Business—History—Winfrey Transaction” of this Annual Report on Form 10-K.

(2)	Reflects the weighted average exercise price of outstanding stock options of $15.86, RSUs of $0, and PSUs of $0.

(3)

Consists of shares of our common stock available for future issuance under our 2014 Plan, pursuant to various awards the Compensation and Benefits Committee may make, including non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock, performance-based awards and other equity-based awards. In connection with the initial approval of our 2014 Plan on May 6, 2014, our 2014 Plan replaced our 2008 Plan and our 2004 Stock Incentive Plan with respect to prospective equity grants.

(4)

Consists of 500,000 shares of our common stock issuable upon the exercise of a stock option granted on July 5, 2017 to Ms. Grossman in connection with her appointment as our President and Chief Executive Officer.  This stock option was granted in reliance on the employment inducement exemption provided under the New York Stock Exchange Listed Company Manual Rule 303A.08.  This stock option has a seven year term and proportionately vests annually over a four year period beginning with the first anniversary of Ms. Grossman’s July 5, 2017 employment commencement date.  While the stock option was not awarded pursuant to our 2014 Plan, it is subject to the same terms and conditions of the 2014 Plan.

(5)	Reflects the weighted average exercise price of outstanding stock options of $60.00.
(6)	Reflects the weighted average exercise price of outstanding stock options of $21.69, RSUs of $0, and PSUs of $0.

Code of Business Conduct and Ethics

We have adopted the Code of Business Conduct and Ethics for our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, and our employees and directors. Our Code of Business Conduct and Ethics is available on our corporate website at corporate.ww.com/govdocs.

In addition to any disclosures required under the Exchange Act, the date and nature of any substantive amendment of our Code of Business Conduct and Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K of the Exchange Act, will be disclosed within four business days of the date of such amendment or waiver on our corporate website at corporate.ww.com/govdocs and corporate.ww.com/corporate-actions//Index?KeyGenPage=1073752069, respectively. In the case of a waiver, the name of the person to whom the waiver was granted will also be disclosed on our corporate website within four business days of the date of such waiver.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Weight Watchers International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Weight Watchers International, Inc. and its subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of net income, comprehensive income, changes in total deficit and cash flows for each of the three fiscal years in the period ended December 29, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2019

We have served as the Company’s auditor since 1999.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 29,	December 30,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$236,974	$83,054
Receivables (net of allowances: December 29, 2018 - $1,743 and December 30, 2017 - $2,001)	27,247	23,913
Inventories	25,851	31,728
Prepaid income taxes	33,997	43,488
Prepaid expenses and other current assets	42,355	26,805
TOTAL CURRENT ASSETS	366,424	208,988
Property and equipment, net	52,202	47,978
Franchise rights acquired	751,134	754,040
Goodwill	152,519	156,281
Other intangible assets, net	57,162	46,536
Deferred income taxes	16,230	12,447
Other noncurrent assets	18,870	19,730
TOTAL ASSETS	$1,414,541	$1,246,000
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$77,000	$82,750
Accounts payable	27,098	24,356
Salaries and wages payable	64,600	62,179
Accrued marketing and advertising	14,052	18,154
Accrued interest	28,651	10,834
Other accrued liabilities	48,218	52,516
Derivative payable	5,578	12,171
Income taxes payable	22,618	5,735
Deferred revenue	53,501	74,332
TOTAL CURRENT LIABILITIES	341,316	343,027
Long-term debt, net	1,669,708	1,740,612
Deferred income taxes	190,258	143,591
Other	18,289	30,289
TOTAL LIABILITIES	2,219,571	2,257,519
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	3,913	4,467
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 120,352 shares issued at December 29, 2018 and 118,947 shares issued at December 30, 2017	0	0
Treasury stock, at cost, 53,396 shares at December 29, 2018 and 54,258 shares at December 30, 2017	(3,175,624)	(3,208,836)
Retained earnings	2,382,438	2,203,317
Accumulated other comprehensive loss	(15,757)	(10,467)
TOTAL DEFICIT	(808,943)	(1,015,986)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,414,541	$1,246,000

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 29,	December 30,	December 31,
	2018	2017	2016
Service revenues, net	$1,273,196	$1,081,679	$949,121
Product sales and other, net	240,925	225,232	215,781
Revenues, net	1,514,121	1,306,911	1,164,902
Cost of services	508,477	486,293	468,761
Cost of product sales and other	139,234	127,969	110,640
Cost of revenues	647,711	614,262	579,401
Gross profit	866,410	692,649	585,501
Marketing expenses	226,319	200,797	194,398
Selling, general and administrative expenses	251,106	211,224	190,292
Goodwill impairment	0	13,323	0
Operating income	388,985	267,305	200,811
Interest expense	142,346	112,784	115,160
Other expense, net	2,578	472	1,524
Early extinguishment of debt, net	0	8,969	0
Income before income taxes	244,061	145,080	84,127
Provision for (benefit from) income taxes	20,493	(18,237)	16,634
Net income	223,568	163,317	67,493
Net loss attributable to the noncontrolling interest	181	197	206
Net income attributable to Weight Watchers International, Inc.	$223,749	$163,514	$67,699
Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$3.38	$2.54	$1.06
Diluted	$3.19	$2.40	$1.03
Weighted average common shares outstanding
Basic	66,280	64,329	63,742
Diluted	70,115	68,248	65,897

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 29,	December 30,	December 31,
	2018	2017	2016
Net income	$223,568	$163,317	$67,493
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(11,462)	9,848	5,556
Income tax benefit (expense) on foreign currency translation (loss) gain	2,906	(3,840)	(2,089)
Foreign currency translation (loss) gain, net of taxes	(8,556)	6,008	3,467
Gain on derivatives	7,205	17,393	11,821
Income tax expense on gain on derivatives	(1,827)	(6,783)	(4,688)
Gain on derivatives, net of taxes	5,378	10,610	7,133
Total other comprehensive (loss) gain	(3,178)	16,618	10,600
Comprehensive income	220,390	179,935	78,093
Net loss attributable to the noncontrolling interest	181	197	206
Foreign currency translation loss (gain), net of taxes attributable to the noncontrolling interest	373	35	(455)
Comprehensive loss (income) attributable to the noncontrolling interest	554	232	(249)
Comprehensive income attributable to Weight Watchers International, Inc.	$220,944	$180,167	$77,844

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

		Weight Watchers International, Inc.
						Accumulated
	Redeemable					Other
	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total

Balance at January 2, 2016	$4,450	118,855	$0	55,301	$(3,247,406)	$(37,265)	$1,994,513	$(1,290,158)
Comprehensive income	249					10,145	67,699	77,844

Issuance of treasury stock under stock plans				(280)	10,060		(12,173)	(2,113)

Tax benefit of restricted stock units vested and stock options exercised							327	327

Compensation expense on share- based awards							6,527	6,527

Issuance of common stock pursuant to acquisition of Weilos		92					0	0
Balance at December 31, 2016	$4,699	118,947	$0	55,021	$(3,237,346)	$(27,120)	$2,056,893	$(1,207,573)

Comprehensive income	(232)					16,653	163,514	180,167

Issuance of treasury stock under stock plans				(763)	28,510		(32,039)	(3,529)

Compensation expense on share- based awards							14,949	14,949
Balance at December 30, 2017	$4,467	118,947	$0	54,258	$(3,208,836)	$(10,467)	$2,203,317	$(1,015,986)

Comprehensive income	(554)					(2,805)	223,749	220,944

Issuance of treasury stock under stock plans				(862)	33,212		(30,618)	2,594
Compensation expense on share- based awards							20,188	20,188
Issuance of common stock		1,405					9,796	9,796
Cumulative effect of revenue accounting change							2,933	2,933
Cumulative effect of tax accounting change						(2,485)	(46,927)	(49,412)
Balance at December 29, 2018	$3,913	120,352	$0	53,396	$(3,175,624)	$(15,757)	$2,382,438	$(808,943)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 29,	December 30,	December 31,
	2018	2017	2016
Operating activities:
Net income	$223,568	$163,317	$67,493
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	44,061	50,880	52,633
Amortization of deferred financing costs and debt discount	8,539	6,112	6,116
Goodwill impairment	0	13,323	0
Impairment of intangible and long-lived assets	27	682	615
Write-off of net assets due to cessation of Spain operations	0	70	0
Share-based compensation expense	20,188	14,949	6,527
Deferred tax (benefit) provision	(13,673)	(48,216)	11,093
Allowance for doubtful accounts	130	(587)	363
Reserve for inventory obsolescence	7,906	7,823	5,109
Foreign currency exchange rate loss	2,036	202	1,270
Early extinguishment of debt, net	0	8,969	0
Changes in cash due to:
Receivables	(7,999)	5,444	(37)
Inventories	(1,148)	(4,504)	(9,513)
Prepaid expenses	(3,991)	(4,359)	(14,755)
Accounts payable	2,224	(14,507)	461
Accrued liabilities	16,600	4,414	(8,823)
Deferred revenue	(17,198)	8,298	1,212
Other long term assets and liabilities, net	(13,001)	5,683	1,512
Income taxes	27,323	4,281	(2,232)
Cash provided by operating activities	295,592	222,274	119,044
Investing activities:
Capital expenditures	(19,050)	(13,732)	(5,556)
Capitalized software expenditures	(27,763)	(26,916)	(28,785)
Cash paid for acquisitions	(7,100)	0	(2,898)
Other items, net	(10,045)	(143)	(291)
Cash used for investing activities	(63,958)	(40,791)	(37,530)
Financing activities:
Net (payments) borrowings on revolver	(25,000)	25,000	(48,000)
Proceeds from new long term debt	0	1,840,000	0
Financing costs and debt discount	0	(53,636)	0
Payments on long-term debt	(57,750)	(2,018,773)	(165,323)
Taxes paid related to net share settlement of equity awards	(25,020)	(9,548)	0
Excess tax benefit of share-based compensation	0	0	973
Proceeds from stock options exercised	33,417	5,475	139
Payment of dividends	0	0	(11)
Cash used for financing activities	(74,353)	(211,482)	(212,222)
Effect of exchange rate changes on cash and cash equivalents	(3,361)	4,397	(2,162)
Net increase (decrease) in cash and cash equivalents	153,920	(25,602)	(132,870)
Cash and cash equivalents, beginning of fiscal year	83,054	108,656	241,526
Cash and cash equivalents, end of fiscal year	$236,974	$83,054	$108,656

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The terms “Company” and “WW” as used throughout these notes are used to indicate Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings, including the Personal Coaching + Digital product.  The Company’s “Studio + Digital” business refers to providing access to the Company’s weekly in-person workshops combined with the Company’s digital subscription product offerings to commitment plan subscribers. The “Studio + Digital” business also includes the provision of access to workshops for members who do not subscribe to commitment plans, including the Company’s “pay-as-you-go” members.

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

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal year 2018, fiscal year 2017 and fiscal year 2016 all contained 52 weeks.

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

In fiscal 2018, fiscal 2017 and fiscal 2016, the Company recorded impairment charges of $0, $674 and $484, respectively, related to internal-use computer software that was not expected to provide substantive service potential.

In fiscal 2018, fiscal 2017 and fiscal 2016, the Company recorded impairment charges of $27, $8 and $131, respectively, related to property, plant and equipment that were expected to be disposed of before the end of their estimated useful lives.

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

For all reporting units, except for Brazil, there was significant headroom in the impairment analysis. Based on the results of the Company’s annual impairment test performed for all of its reporting units except for Brazil, as of the December 29, 2018 balance sheet date, the Company estimated that for reporting units that hold approximately  97.0% of the Company’s goodwill, those units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. Based on the results of the Company’s annual impairment test performed for its Brazil reporting unit, the fair value of this reporting unit exceeded its carrying value by approximately 10.0% and accordingly a relatively small change in the underlying assumptions would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the carrying amount is $5,001.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As it relates to the impairment analysis for Brazil, the Company estimated future debt free cash flows in contemplation of its growth strategies for that market. In developing these projections, the Company considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon. A further risk premium was included to reflect the risk associated with the significantly higher growth rates projected in the May 7, 2017 annual impairment test. The cost of debt was determined by estimating the Company’s current borrowing rate.

The book values of goodwill in the United States, Canada, Brazil and other countries at December 29, 2018 were $98,857, $39,300, $4,584 and $9,778, respectively, totaling $152,519  and the values at December 30, 2017 were $97,755, $42,634, $5,372 and $10,520, respectively, totaling $156,281.

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Studio + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and the Digital business in the country in which the acquisitions have occurred. The book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at December 29, 2018 were $671,914, $52,919, $11,441, $6,327 and $4,747, respectively, totaling $747,348 and the values at December 30, 2017 were $671,914, $57,408, $12,680, $7,018 and $5,020, respectively, totaling $754,040.

In its hypothetical start-up approach analysis for fiscal 2018, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Studio + Digital business in each country based on assumptions regarding revenue growth and operating income margins.  The cash flows associated with the Digital business were based on the expected Digital revenue for such country and the application of a market-based royalty rate. The cash flows for the Studio + Digital and Digital businesses were discounted utilizing rates consistent with those utilized in the goodwill impairment analysis.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Revenue Recognition:

WW earns revenue from subscriptions for the Company’s digital products and by conducting workshops, for which it charges a fee, predominantly through commitment plans, prepayment plans or the “pay-as-you-go” arrangement. WW also earns revenue by selling consumer products (including publications) in its workshops, online through its ecommerce platform and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements, selling magazine subscriptions, publishing, selling advertising space on its websites and in copies of its publications and By Mail product sales.

Commitment plan revenues, prepaid workshop fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue as control is transferred over the period earned since these performance obligations are satisfied over time. Digital subscription revenues, consisting of the fees associated with subscriptions for the Company’s Digital products, including its Personal Coaching + Digital product, are deferred and recognized on a straight-line basis as control is transferred over the subscription period. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is recorded to deferred revenue and amortized into revenue over the commitment period. In the Studio + Digital business, WW generally charges non-refundable registration and starter fees in exchange for access to the Company’s digital subscription products, an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and is recorded to deferred revenue and amortized into revenue over the commitment period. Revenue from “pay-as-you-go” workshop fees, consumer product sales and By Mail, commissions and royalties is recognized at the point in time control is transferred, which is when services are rendered, products are shipped to customers and title and risk of loss passes to the customers, and commissions and royalties are earned, respectively. Revenue from advertising in magazines is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on its websites is recognized when the advertisement is viewed by the user.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue over the same period.

Advertising Costs:

Advertising costs consist primarily of broadcast and digital media. All costs related to advertising are expensed in the period incurred, except for media production-related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, were $218,062, $193,423 and $186,614, respectively.

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

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fourth quarter of fiscal 2017, the Company incurred fees of $53,832 (which includes $30,800 of a debt discount) in connection with the November 2017 debt refinancing (as described in Note 8). In addition, the Company recorded a loss on extinguishment of debt of $10,524 in connection thereto. This early extinguishment of debt write-off was comprised of $5,716 of deferred financing fees paid in connection with the November 2017 debt refinancing and $4,808 of pre-existing deferred financing fees. During the fiscal year ended December 30, 2017 in connection with the prepayment of debt, the Company wrote-off deferred financing fees of $618, incurred fees of $305 and recorded a gain on early extinguishment of debt of $1,554, inclusive of these fees. Amortization expense for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $8,539, $6,112 and $6,116, respectively.

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At December 29, 2018, December 30, 2017 and December 31, 2016, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $1,175, $5,392 and $16,002, respectively. At December 29, 2018, December 30, 2017 and December 31, 2016, the cumulative balance of the effects of foreign currency translations, net of taxes, was $14,582, $5,075 and $11,118, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

3.	Accounting Standards Adopted in Current Year

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on revenue from contracts with customers, which is intended to clarify the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. In April 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to provide narrow scope guidance and practical expedients contained in the new revenue standard. In December 2016, the FASB issued updated guidance on revenue from contracts with customers for technical corrections and improvements on narrow aspects within the original and amended guidance. The amendments in these updates are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. On the first day of the first quarter of fiscal 2018, the Company adopted the updated guidance on revenue from contracts with customers on a modified retrospective basis. See Note 4 for further details. Based on the Company’s implementation and review of the updated guidance there are no material differences between the updated guidance and the Company’s historical revenue accounting for fiscal 2018.

In October 2016, the FASB issued updated guidance on intra-equity transfers of assets other than inventory which is intended to improve the accounting for income tax consequences by eliminating the deferral of tax effects of intra-entity asset transfers other than inventory within the consolidated entity. The current guidance to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The updated guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The updated guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance the first day of the first quarter of 2018, and as a result, recorded a net deferred tax liability with a corresponding cumulative adjustment to decrease retained earnings of $46,927 associated with an intra-entity transfer of certain intellectual property rights related to the Company’s non-U.S. business to its Canadian entity. Before the 2017 Tax Act was passed, the Company’s position was that this transaction was net neutral from a tax perspective and therefore a cumulative effect entry might not be required.  However, after further analysis of the new tax law during the first quarter of 2018, the Company concluded an entry to retained earnings was necessary.

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

In March 2018, the FASB issued guidance pursuant to the amendments issued by the staff of the U.S. Securities and Exchange Commission. The amendments provide guidance on when to record and disclose provisional amounts for certain income tax effects of the 2017 Tax Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this guidance discusses required disclosures that an entity must make with regard to the 2017 Tax Act. This guidance is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company adopted this guidance the in the fourth quarter of fiscal 2017 and completed the accounting of the 2017 Tax Act in the fourth quarter of fiscal 2018. See Note 12 for additional information on the 2017 Tax Act.

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

Adoption of Revenue from Contracts with Customers

On December 31, 2017, the Company adopted the updated guidance on revenue from contracts with customers using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning on or after December 31, 2017 are presented under the updated guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical revenue accounting.

The Company recorded a net increase to opening retained earnings of $2,145 as of December 31, 2017 due to the cumulative impact of adopting the updated guidance, inclusive of a $3,501 decrease to deferred revenue, a decrease of $568 to prepaid expenses and other current assets and an increase to the deferred income tax liability of $788.

Revenue Recognition

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods. See Note 2 for further information on the Company’s revenue recognition policies.

The following table presents the Company’s revenues disaggregated by revenue source:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Digital Subscription Revenues	$567,767	$416,722	$343,789
Studio + Digital Fees	705,429	664,957	605,332
Service revenues, net	$1,273,196	$1,081,679	$949,121
Product sales and other, net	240,925	225,232	215,781
Revenues, net	$1,514,121	$1,306,911	$1,164,902

The following tables present the Company’s revenues disaggregated by segment:

	Fiscal Year Ended December 29, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$378,678	$149,571	$25,557	$13,961	$567,767
Studio + Digital Fees	522,372	107,528	52,676	22,853	705,429
Service revenues, net	$901,050	$257,099	$78,233	$36,814	$1,273,196
Product sales and other, net	146,201	47,226	28,839	18,659	240,925
Revenues, net	$1,047,251	$304,325	$107,072	$55,473	$1,514,121

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Fiscal Year Ended December 30, 2017
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$281,432	$102,039	$21,477	$11,774	$416,722
Studio + Digital Fees	493,800	93,723	52,161	25,273	664,957
Service revenues, net	$775,232	$195,762	$73,638	$37,047	$1,081,679
Product sales and other, net	135,117	43,461	26,351	20,303	225,232
Revenues, net	$910,349	$239,223	$99,989	$57,350	$1,306,911

	Fiscal Year Ended December 31, 2016
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$239,145	$75,014	$18,780	$10,850	$343,789
Studio + Digital Fees	437,239	89,646	54,473	23,974	605,332
Service revenues, net	$676,384	$164,660	$73,253	$34,824	$949,121
Product sales and other, net	122,443	45,930	27,555	19,853	215,781
Revenues, net	$798,827	$210,590	$100,808	$54,677	$1,164,902
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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 30, 2017	$74,332	$2,049
Adoption of accounting standard	(3,501)	0
Net decrease during the period	(17,330)	(1,088)
Balance as of December 29, 2018	$53,501	$961

Revenue recognized from amounts included in current deferred revenue as of December 30, 2017 was $70,625 for the fiscal year ended December 29, 2018. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $961 at December 29, 2018 related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the agreements.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

5.	Acquisitions

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

Acquisition of Franchisees

On December 10, 2018, the Company acquired substantially all of the assets of its franchisee for certain territories in South Carolina, At Goal, Inc., for a purchase price of $4,000 (the “South Carolina Acquisition”).  Payment was in the form of cash ($4,000) and assumed net liabilities ($37). The total purchase price has been allocated to franchise rights acquired ($3,791) and customer relationship value ($209).  The acquisition of the franchisee has been accounted for under the purchase method of accounting and, accordingly, earnings of the acquired franchisee have been included in the consolidated operating results of the Company since the date of acquisition.

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

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets for fiscal 2018 and fiscal 2017 on May 6 and May 7, respectively. In addition, for the Company’s Brazil reporting unit only, given the ongoing challenging economic environment, the negative performance trends and the Company’s reduced expectations regarding the future impact of its business growth strategies in the country, the Company performed an interim goodwill impairment analysis at December 30, 2017. . In performing the interim goodwill impairment analysis for its Brazil reporting unit, the Company recorded a $13,323 impairment charge at December 30, 2017.

In performing its annual impairment analysis as of May 6, 2018 and May 7, 2017, the Company determined that the carrying amounts of its goodwill reporting units and franchise rights acquired with indefinite lives units of account did not exceed their respective fair values and therefore, no impairment existed

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the fiscal year ended December 29, 2018, the change in the carrying value of franchise rights acquired is due to the franchisee acquisitions as described in Note 5 and the effect of exchange rate changes.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978 and the Company’s acquisition of WeightWatchers.com, Inc. in 2005, acquisitions of the Company’s franchised territories, acquisitions of the majority interest in Vigilantes do Peso Marketing Ltda. (“VPM”) and of Knowplicity, Inc., d/b/a Wello, in fiscal 2014 and the acquisition of Weilos, Inc. in fiscal 2015. See Note 5 for additional information about acquisitions by the Company.  For the fiscal year ended December 29, 2018, the change in the carrying amount of goodwill is due to the Kurbo acquisition, a franchise acquisition and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 30, 2017	$140,389	$7,759	$1,253	$6,880	$156,281
Goodwill acquired during the period	1,101	0	0	0	1,101
Effect of exchange rate changes	(3,334)	(517)	(75)	(937)	(4,863)
Balance as of December 29, 2018	$138,156	$7,242	$1,178	$5,943	$152,519

Finite-lived Intangible Assets

The below table reflects the carrying values of finite-lived intangible assets as of December 29, 2018 and December 30, 2017:

	December 29, 2018		December 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$121,508	$102,659	$111,617	$94,697
Website development costs	105,710	77,825	90,096	61,125
Trademarks	11,620	11,010	11,231	10,833
Other	13,967	4,149	3,793	3,546
Trademarks and other intangible assets	$252,805	$195,643	$216,737	$170,201
Franchise rights acquired	8,110	4,319	4,526	4,526
Total finite-lived intangible assets	$260,915	$199,962	$221,263	$174,727

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $28,995, $36,040 and $35,752, for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. The franchise rights acquired related to the VPM acquisition were amortized ratably over a 2 year period. The franchise rights acquired related to the Miami Acquisition were amortized ratably over a 3 month period.  The franchise rights acquired related to the South Carolina Acquisition will be amortized ratably over an 18 year period.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal 2019	$23,689
Fiscal 2020	$16,232
Fiscal 2021	$7,971
Fiscal 2022	$1,641
Fiscal 2023 and thereafter	$11,420

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.	Property and Equipment

The below table reflects the carrying values of property and equipment as of December 29, 2018 and December 30, 2017:

	December 29,	December 30,
	2018	2017
Equipment	$75,531	$70,126
Leasehold improvements	80,002	71,469
	155,533	141,595
Less: Accumulated depreciation and amortization	(103,331)	(93,617)
	$52,202	$47,978

Depreciation and amortization expense of property and equipment for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 was $15,066, $14,840 and $16,881, respectively.

8.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	December 29, 2018				December 30, 2017
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
New Revolving Credit Facility due November 29, 2022	$0	$0	$0	4.39%	$25,000	$0	$0	4.15%
Former Tranche B-2 Term Facility due April 2, 2020	0	0	0	0.00%	0	0	0	4.76%
New Term Loan Facility due November 29, 2024	1,482,250	8,307	26,033	7.53%	1,540,000	9,783	30,433	6.84%
Notes due December 1, 2025	300,000	1,202	0	8.69%	300,000	1,422	0	8.82%
Total	$1,782,250	$9,509	$26,033	7.63%	$1,865,000	$11,205	$30,433	4.96%
Less: Current Portion	77,000				82,750
Unamortized Deferred Financing Costs	9,509				11,205
Unamortized Debt Discount	26,033				30,433
Total Long-Term Debt	$1,669,708				$1,740,612

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

As of December 29, 2018, the Company had $1,482,250 of debt outstanding under the New Credit Facilities, with $148,841 of availability and $1,159 in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility.  The outstanding balance as of December 30, 2017 of $25,000 under the New Revolving Credit Facility was included in the current portion of long-term debt due to the Company’s then intent to repay its borrowings within twelve months on the accompanying consolidated balance sheet included in these consolidated financial statements.  There was no outstanding balance under the New Revolving Credit Facility as of December 29, 2018.

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

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 29, 2018, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 4.75% and 2.25%, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

On a quarterly basis, the Company pays a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of December 29, 2018, the commitment fee was 0.35% per annum.

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

As of December 29, 2018, the Company was in compliance with all applicable financial covenants in the Credit Agreement governing the New Credit Facilities.

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

Outstanding Debt

At December 29, 2018, the Company had $1,782,250 outstanding under the New Credit Facilities and the Notes, consisting of the New Term Loan Facility of $1,482,250, $0 drawn down on the New Revolving Credit Facility and $300,000 in aggregate principal amount of Notes issued and outstanding.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At December 29, 2018 and December 30, 2017, the Company’s debt consisted of both fixed and variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 18 for information on the Company’s interest rate swap. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swap, was approximately 7.73% and 7.12% per annum based on interest rates at December 29, 2018 and December 30, 2017, respectively. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swap, was approximately 7.46% and 7.34% per annum based on interest rates at December 29, 2018 and December 30, 2017, respectively.

Maturities

At December 29, 2018, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five fiscal years and thereafter were as follows:

2019	$77,000
2020	96,250
2021	77,000
2022	77,000
2023	77,000
2024 and thereafter	1,378,000
$1,782,250

9.	Treasury Stock

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

During the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, the Company purchased no shares of its common stock in the open market under the repurchase program. As of the end of fiscal 2018, $208,933 remained available to purchase shares of the Company’s common stock under the repurchase program.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	December 29,	December 30,	December 31,
	2018	2017	2016
Numerator:
Net income attributable to
Weight Watchers International, Inc.	$223,749	$163,514	$67,699
Denominator:
Weighted average shares of common stock outstanding	66,280	64,329	63,742
Effect of dilutive common stock equivalents	3,835	3,919	2,155
Weighted average diluted common shares outstanding	70,115	68,248	65,897
Earnings per share attributable to Weight Watchers International, Inc.
Basic	$3.38	$2.54	$1.06
Diluted	$3.19	$2.40	$1.03

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 419, 1,427 and 1,536 for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

11.	Stock Plans

Incentive Compensation Plans and Inducement Option

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

Under the 2014 Plan, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. Additionally, the Company granted such shares to director members of the Interim Office of the Chief Executive Officer. While these shares are fully vested, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors. During the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Company granted to members of the Company’s Board of Directors an aggregate of 11, 30 and 36 fully-vested shares, respectively, and recognized compensation expense of $754, $664 and $451, respectively.  During the fiscal year ended December 30, 2017, the Company granted to director members of the Interim Office of the Chief Executive Officer an aggregate of 40 fully vested shares and recognized compensation expense of $604.

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

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for share-based compensation awards was $20,188, $14,949 and $6,527 for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation awards was $4,007, $3,580 and $1,849 for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. The tax benefits realized from options exercised and RSUs and PSUs vested totaled $30,268, $7,210 and $2,114 for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. No compensation costs were capitalized. As of December 29, 2018, there was $41,496 of total unrecognized compensation cost related to the Inducement Option and stock options, RSUs and PSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock Option Awards Under Stock Plans and Inducement Option

Stock Option Awards with Time-Vesting Criteria

Stock options with time-vesting criteria (“Time-Vesting Options”) are exercisable based on the terms and conditions outlined in the applicable award agreement. Time-Vesting Options outstanding at December 29, 2018, December 30, 2017 and December 31, 2016 vest over a period of three to five years and the expiration term is seven to ten years. Time-Vesting Options outstanding at December 29, 2018, December 30, 2017 and December 31, 2016 have an exercise price between $3.97 and $63.59 per share. The Company did not grant Time-Vesting Options in fiscal 2018.

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

	December 30,	December 31,
	2017	2016
Dividend yield	0.0%	0.0%
Volatility	51.3%-51.7%	49.6%-51.4%
Risk-free interest rate	2.17%	1.24%-2.26%
Expected term (years)	6.0-7.0	6.0

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Option Activity

A summary of all option activity under the Stock Plans and with respect to the Inducement Option and the previously disclosed Winfrey Option for the fiscal year ended December 29, 2018 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding at December 30, 2017	5,884	$18.17
Granted	0	$0.00
Exercised	(2,037)	$11.89
Cancelled	(58)	$9.21
Outstanding at December 29, 2018	3,789	$21.69	6.2	$84,871
Exercisable at December 29, 2018	2,790	$13.27	6.5	$81,774

The weighted-average grant-date fair value of all options granted was $0.00, $15.21 and $5.79, for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. The total intrinsic value of Time-Vesting Options exercised was $105,647, $5,930 and $117 for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

Cash received from Time-Vesting Options exercised during the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $33,385, $5,475 and $139, respectively.

Restricted Stock Unit Awards with Time-Vesting Criteria

RSUs are exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of two to four years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the fiscal year ended December 29, 2018 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at December 30, 2017	1,077	$24.22
Granted	274	$63.91
Vested	(379)	$22.38
Forfeited	(91)	$21.07
Outstanding at December 29, 2018	881	$37.91

The weighted-average grant-date fair value of RSUs granted was $63.91, $31.58 and $12.68 for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. The total fair value of RSUs vested during the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $8,484, $10,211 and $5,145, respectively.

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

The fair value of PSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of PSU activity under the 2014 Plan for the fiscal year ended December 29, 2018 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at December 30, 2017	330	$19.42
Granted	81	$80.18
Vested	0	$0
Forfeited	(31)	$17.73
Outstanding at December 29, 2018	380	$32.56

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The weighted-average grant-date fair value of PSUs granted was $80.18, $27.22 and $13.19 during the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. No PSUs vested during the fiscal years ended December 29, 2018 and December 30, 2017. The total fair value of PSUs vested during the fiscal year ended December 31, 2016 was $8.

12.	Income Taxes

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act includes a number of changes to previous U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes which began in 2018, including repeal of the domestic manufacturing deduction and additional limitations on the deductibility of executive compensation and interest. The 2017 Tax Act also includes foreign provisions that taxes global intangible low-taxed income (“GILTI”) of foreign subsidiaries and provides a special tax deduction for foreign-derived intangible income (“FDII”).

Certain impacts of the 2017 Tax Act generally would have been required to be completed and incorporated into the Company’s fiscal 2017 year-end financial statements.  However, due to the complexity of the 2017 Tax Act, the staff of the U.S. Securities and Exchange Commission issued guidance that provided companies with up to a one-year window to finalize the 2017 impact of this new legislation. The Company finalized its accounting related to the 2017 Tax Act during the fourth quarter of fiscal 2018. The impact on the Company’s fiscal 2018 results was a net tax benefit of $2,678, which is related to finalizing the provisional transition tax, and related foreign tax credits, originally recorded as of December 31, 2017.

Additionally, proposed regulations were issued by the IRS throughout 2018. The Company expects these regulations to be finalized in 2019 and such updates, as well as the issuance of future regulations or notices by the IRS, may have an impact on the Company’s fiscal 2018 income tax provision. The Company will assess the impact of any additional guidance when it is issued.

As of December 29, 2018, the Company has made a policy decision to elect to treat taxes due from GILTI as a current period expense.

The following tables summarize the Company’s consolidated provision for U.S. federal, state and foreign taxes on income:

	December 29,	December 30,	December 31,
	2018	2017	2016
Current:
U.S. federal	$1,235	$9,224	$(15,254)
State	5,918	1,993	604
Foreign	27,013	18,762	20,191
	$34,166	$29,979	$5,541
Deferred:
U.S. federal	$(10,367)	$(51,788)	$10,980
State	(2,566)	481	1,877
Foreign	(740)	3,091	(1,764)
	$(13,673)	$(48,216)	$11,093
Total tax provision (benefit)	$20,493	$(18,237)	$16,634

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The components of the Company’s consolidated income before income taxes consist of the following:

	December 29,	December 30,	December 31,
	2018	2017	2016
Domestic	$126,171	$53,045	$26,367
Foreign	117,890	92,035	57,760
	$244,061	$145,080	$84,127

The effective tax rates for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 were 8.4%, (12.6%) and 19.8%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

The Company’s effective tax rate for the fiscal year ended December 29, 2018 was affected by the following items: (i) a $25,353 tax benefit related to tax windfalls from stock compensation, (ii) a $8,535 tax benefit due to the reversal of a valuation allowance on foreign tax credit carryforwards now expected to be utilized, (iii) a $3,435 tax benefit due to the reversal of a valuation allowance on certain net operating losses that are now expected to be realized, (iv) a $3,430 tax benefit primarily related to the reversal of tax reserves resulting from the closure of various tax audits, (v) a $2,678 tax benefit related to favorable tax return adjustments due to the 2017 Tax Act, and (vi) a $1,858 tax benefit related to the cessation of operations of the Company’s Mexican subsidiary.

The Company’s effective tax rate for the fiscal year ended December 30, 2017 was impacted by the 2017 Tax Act which benefited its tax expense by $56,560 and was comprised of the following items: (i) a $68,654 tax benefit related to the revaluation of deferred tax liabilities to reflect the decrease in the corporate tax rate from 35% to 21%, (ii) a $8,964 charge to record a valuation allowance against foreign tax credit carryforwards that as a result of the 2017 Tax Act are no longer expected to be realized, and (iii) a net charge of $3,130 related to other 2017 Tax Act items, which includes the transition tax on foreign earnings.  In addition, the effective tax rate for fiscal 2017 was impacted by the following one-time discrete items (i) an $11,633 tax benefit related to the cessation of operations of the Company’s Spanish subsidiary, (ii) a $3,735 tax benefit due to a change in estimate related to the availability of certain foreign tax credits, and (iii) a $2,255 tax benefit related to the reversal of tax reserves resulting from an updated transfer pricing study.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company’s effective tax rate for the fiscal year ended December 31, 2016 was affected by a net tax benefit arising from a research and development tax credit and a Section 199 deduction for the tax years 2012 through 2016 and the reversal of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized. These benefits were partially offset by income tax expenses recorded for out-of-period adjustments.

	December 29,	December 30,	December 31,
	2018	2017	2016
U.S. federal statutory tax rate	21.0%	35.0%	35.0%
State income taxes (net of federal benefit)	1.1%	2.5%	2.0%
Cessation of operations	(0.8%)	(8.0%)	0.0%
Research and development credit	(0.5%)	(1.3%)	(19.5%)
Tax windfall on share-based awards	(8.6%)	(1.1%)	0.0%
Reserves for uncertain tax positions	(1.4%)	(0.2%)	2.9%
Tax rate changes	0.3%	(49.6%)	0.0%
(Decrease) increase in valuation adjustment related to foreign tax credits	(3.5%)	3.5%	(2.3%)
GILTI	1.5%	0.0%	0.0%
FDII	(1.9%)	0.0%	0.0%
(Decrease) increase in valuation allowance due to net operating loss	(0.7%)	3.0%	0.0%
Goodwill impairment	0.0%	3.2%	0.0%
Tax return adjustments related to 2017 Tax Act	(1.1%)	0.0%	0.0%
Impact of foreign operations	3.2%	(0.7%)	0.0%
Out-of-period adjustments	0.0%	0.0%	2.6%
Other	(0.2%)	1.1%	(0.9%)
Total effective tax rate	8.4%	(12.6%)	19.8%

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	December 29,	December 30,
	2018	2017
Interest expense disallowance	$22,418	$2,452
Operating loss carryforwards	9,862	17,424
Provision for estimated expenses	2,320	2,307
Depreciation	0	1,005
Salaries and wages	2,518	1,579
Share-based compensation	7,666	8,016
Foreign tax credit carryforwards	0	8,964
Other comprehensive income	5,877	4,797
Other	7,481	6,539
Less: valuation allowance	(6,191)	(22,760)
Total deferred tax assets	$51,951	$30,323
Goodwill and intangible assets	$(223,938)	$(166,257)
Depreciation	(1,149)	0
Other	(886)	(1,025)
Total deferred tax liabilities	$(225,973)	$(167,282)
Net deferred tax liabilities	$(174,022)	$(136,959)

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Certain foreign operations of the Company have generated net operating loss carryforwards. If it has been determined that it is more-likely-than-not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of December 29, 2018 and December 30, 2017, various foreign subsidiaries had net operating loss carryforwards of approximately $38,098 and $69,359, respectively, some of which have an unlimited carryforward period, while others will begin to expire in fiscal 2019.

As a result of the 2017 Tax Act changing the U.S. to a modified territorial tax system, the Company will no longer assert its $5,190 of undistributed foreign earnings as of December 29, 2018 are permanently reinvested. The Company has considered whether there would be any potential future costs of not asserting indefinite reinvestment and does not expect such costs to be significant.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 29,	December 30,	December 31,
	2018	2017	2016
Balance at beginning of year	$15,173	$10,297	$8,261
Increases related to tax positions taken in current year	60	266	1,291
Increases related to tax positions taken in prior years	1,207	7,246	5,508
Reductions related to tax positions taken in prior years	(10,560)	(1,268)	(840)
Reductions related to settlements with tax authorities	(2,215)	0	(1,700)
Reductions related to the expiration of statutes of limitations	0	(1,369)	(2,223)
Balance at end of year	$3,665	$15,173	$10,297

The above reconciliation relating to prior years has been revised to reflect gross amounts. At December 29, 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $2,319. Given the potential outcome of current examinations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

In 2018, the Company reached favorable settlements with the IRS for tax years 2012 and 2013, which resulted in a tax benefit of $1,890, and the Netherlands, which resulted in the release of a valuation allowance in the amount of $3,434. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At December 29, 2018, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2016, or non-U.S. income tax examinations by tax authorities for years prior to 2014.  The Company has no significant non-U.S. jurisdiction audits underway. The tax years 2013 through 2017 remain subject to examination by foreign tax authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $186 and $515 of accrued interest and penalties at December 29, 2018 and December 30, 2017, respectively. The Company recognized $(65), $63 and $(777) in interest and penalties during the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

13.	Employee Benefit Plans

The Company sponsors the Third Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and certain hourly US employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 50% of the employee’s tax deferred contributions up to 6% of an employee’s eligible compensation for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016. Expense related to these contributions for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $3,405, $2,676 and $1,945, respectively.

During fiscal 2014, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also makes profit sharing contributions for all full-time salaried US employees who are eligible to participate in the Savings Plan (except for certain personnel above a determined compensation level). The profit sharing contribution is a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also has a discretionary supplemental profit sharing employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. Expense related to these contributions for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $1,317, $1,195 and $1,027, respectively.

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

The EPSP is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $2,913, $2,382 and $1,915, respectively.

14.	Cash Flow Information

	December 29,	December 30,	December 31,
	2018	2017	2016
Net cash paid during the year for:
Interest expense	$119,866	$115,233	$112,942
Income taxes	$12,095	$27,282	$25,516
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with acquisitions	$6,026	$0	$305
Change in Capital expenditures and Capitalized software included in accounts payable and accrued expenses	$(844)	$(3,450)	$2,098

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

15.	Commitments and Contingencies

Litigation Matters

Due to the nature of the Company’s activities, it is, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Commitments

Minimum commitments under non-cancelable obligations, primarily for office and rental facilities operating leases at December 29, 2018, consist of the following:

2019	$63,261
2020	38,491
2021	22,341
2022	14,017
2023	9,192
2024 and thereafter	37,704
Total	$185,006

Total rent expense charged to operations under these operating leases for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $44,130, $42,259 and $40,927, respectively.

16.	Segment and Geographic Data

The Company has four reportable segments based on an integrated geographical structure as follows: North America, Continental Europe (CE), United Kingdom and Other. Other consists of Australia, New Zealand and emerging markets operations and franchise revenues and related costs, all of which have been grouped together as if they were a single reportable segment because they do not meet any of the quantitative thresholds and are immaterial for separate disclosure. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results.

Information about the Company’s reportable segments is as follows:

	Total Revenue, net
	for the Year ended
	December 29, 2018	December 30, 2017	December 31, 2016
North America	$1,047,251	$910,349	$798,827
Continental Europe	304,325	239,223	210,590
United Kingdom	107,072	99,989	100,808
Other	55,473	57,350	54,677
Total revenue, net	$1,514,121	$1,306,911	$1,164,902

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Income
	for the Year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Segment operating income:
North America	$351,599	$247,587	$175,290
Continental Europe	114,708	73,689	51,096
United Kingdom	18,814	19,939	14,199
Other	9,604	(4,358)	8,813
Total segment operating income	494,725	336,857	249,398
General corporate expenses	105,740	69,552	48,587
Interest expense	142,346	112,784	115,160
Other expense, net	2,578	472	1,524
Early extinguishment of debt, net	0	8,969	0
Provision for (benefit from) income taxes	20,493	(18,237)	16,634
Net income	$223,568	$163,317	$67,493
Net loss attributable to the noncontrolling interest	181	197	206
Net income attributable to Weight Watchers International, Inc.	$223,749	$163,514	$67,699

	Depreciation and Amortization
	for the Year ended
	December 29, 2018	December 30, 2017	December 31, 2016
North America	$37,137	$39,501	$41,718
Continental Europe	1,347	1,203	1,621
United Kingdom	1,487	1,205	971
Other	597	626	815
Total segment depreciation and amortization	40,568	42,535	45,125
General corporate depreciation and amortization	12,032	14,457	13,624
Depreciation and amortization	$52,600	$56,992	$58,749

The following tables present information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of US export sales.

	Total Revenue, net for the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Digital Subscription Revenues	$567,767	$416,722	$343,789
Studio + Digital Fees	705,429	664,957	605,332
In-workshop product sales	148,856	137,855	125,508
Licensing, franchise royalties and other	92,069	87,377	90,273
	$1,514,121	$1,306,911	$1,164,902

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Total Revenue, net for the Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
United States	$974,843	$846,249	$743,668
Canada	72,408	64,100	55,159
Continental Europe	304,325	239,223	210,590
United Kingdom	107,072	99,989	100,808
Other	55,473	57,350	54,677
	$1,514,121	$1,306,911	$1,164,902

	Long-Lived Assets
	December 29, 2018	December 30, 2017	December 31, 2016
United States	$43,772	$42,114	$43,714
Canada	4,825	2,563	2,730
Continental Europe	1,257	642	716
United Kingdom	1,924	1,920	1,899
Other	424	739	515
	$52,202	$47,978	$49,574

17.	Fair Value Measurements

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and an interest rate swap agreement as of December 29, 2018 and December 30, 2017. The fair value of the Company’s borrowings under the New Revolving Credit Facility approximated a carrying value of $0 and $25,000 at December 29, 2018 and December 30, 2017, respectively, due to the nature of the debt (Level 2 input).

The fair value of the Company’s New Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of December 29, 2018 and December 30, 2017, the fair value of the Company’s long-term debt was approximately $1,757,717 and $1,810,085, respectively, as compared to the carrying value (net of deferring financing costs and debt discount) of $1,746,708 and $1,798,362, respectively.

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

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at December 29, 2018	$3,924	$0	$3,924	$0
Interest rate swap liability at December 29, 2018	$5,578	$0	$5,578	$0
Interest rate swap liability at December 30, 2017	$12,171	$0	$12,171	$0

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3, during the fiscal years ended December 29, 2018 and December 30, 2017.

18.	Derivative Instruments and Hedging

As of December 29, 2018 and December 30, 2017, the Company had in effect an interest rate swap with a notional amount totaling $1,250,000.

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

As of December 29, 2018 and December 30, 2017, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $1,175 ($1,634 before taxes) and $5,392 ($8,839 before taxes), respectively. As of December 29, 2018, the fair value of the Company’s currently effective swap includes a current asset of $3,526 and a noncurrent asset of $398, which are included in other current assets and other noncurrent assets, respectively, in the consolidated balance sheet. As of December 29, 2018, the fair value of the Company’s future swap was a liability of $5,578, which is included in derivative payable in the consolidated balance sheet. As of December 30, 2017, the fair value of the Company’s currently effective swap was a liability of $12,171, which is included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next two years. The Company expects approximately $2,555 ($3,425 before taxes) of derivative gains included in accumulated other comprehensive loss at December 29, 2018, based on current market rates, will be reclassified into earnings within the next 12 months.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

19.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component(a)

	Fiscal Year Ended December 29, 2018
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)
Other comprehensive income (loss) before reclassifications, net of tax	3,263	(8,556)	(5,293)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	2,115	0	2,115
Adoption of accounting standard	(1,161)	(1,324)	(2,485)
Net current period other comprehensive income (loss) including noncontrolling interest	4,217	(9,880)	(5,663)
Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	373	373
Ending Balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Fiscal Year Ended December 30, 2017
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)
Other comprehensive income before reclassifications, net of tax	883	5,221	6,104
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	9,727	787	10,514
Net current period other comprehensive income including noncontrolling interest	10,610	6,008	16,618
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	35	35
Ending Balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Fiscal Year Ended December 31, 2016
	Loss on Qualifying Hedges	Gain (loss) on Foreign Currency Translation	Total
Beginning Balance at January 2, 2016	$(23,135)	$(14,130)	$(37,265)
Other comprehensive (loss) income before reclassifications, net of tax	(7,730)	3,467	(4,263)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	14,863	0	14,863
Net current period other comprehensive income including noncontrolling interest	7,133	3,467	10,600
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(455)	(455)
Ending Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss(a)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(2,835)	$(15,946)	$(24,366)	Interest expense
	(2,835)	(15,946)	(24,366)	Income before income taxes
	720	6,219	9,503	Provision for (benefit from) income taxes
	$(2,115)	$(9,727)	$(14,863)	Net income
Loss on Foreign Currency Translation	$0	$(787)	$0	Other expense (income), net
	0	(787)	0	Income before income taxes
	0	0	0	Provision for (benefit from) income taxes
	$0	$(787)	$0	Net income

(a)	Amounts in parentheses indicate debits to profit / loss

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

20.	Recently Issued Accounting Pronouncements

In February 2016, the FASB issued updated guidance regarding leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but will be updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued updated guidance by providing an entity with an additional and optional transition method to adopt the new lease guidance. The modified retrospective transition approach requires application of the new guidance at the beginning of the earliest comparative period presented and the optional transition method permits an entity to apply the guidance at the adoption date. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2019 and the Company will adopt the guidance as of the first day of the first quarter of fiscal 2019. While the Company is still evaluating the impact that the adoption of this guidance will have on the consolidated financial statements and related disclosures of the Company, the Company currently expects that most of its operating leases will be subject to the updated guidance and that this guidance will have a material impact of approximately $140,000 to $180,000 on its consolidated balance sheet due to the recognition of right of use assets and related obligations. The Company does not expect the adoption of the updated guidance to have a material effect on the consolidated statements of net income or the consolidated statements of cash flows.

21.	Related Party

As previously disclosed, on October 18, 2015, the Company entered into the Strategic Collaboration Agreement with Oprah Winfrey, under which she will consult with the Company and participate in developing, planning, executing and enhancing the WW program and related initiatives, and provide it with services in her discretion to promote the Company and its programs, products and services.

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $2,208, $4,266 and $3,453 for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively, which services included advertising, production and related fees. During fiscal 2017 and fiscal 2016, the Company also purchased $84 and $627 of books, respectively, authored by Ms. Winfrey, for resale.

The Company’s accounts payable to parties related to Ms. Winfrey at December 29, 2018 and December 30, 2017 was $62 and $828, respectively.

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

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended December 29, 2018 and December 30, 2017.

	For the Fiscal Quarters Ended
	March 31,	June 30,	September 29,	December 29,
	2018	2018	2018	2018
Fiscal year ended December 29, 2018
Revenues, net	$408,223	$409,747	$365,765	$330,386
Gross profit	$221,003	$244,794	$215,394	$185,220
Operating income	$62,073	$127,708	$118,860	$80,347
Net income attributable to the Company	$39,112	$70,720	$70,132	$43,785
Basic earnings per share	$0.60	$1.07	$1.05	$0.65
Diluted earnings per share	$0.56	$1.01	$1.00	$0.63

	For the Fiscal Quarters Ended
	April 1,	July 1,	September 30,	December 30,
	2017	2017	2017	2017
Fiscal year ended December 30, 2017
Revenues, net	$329,063	$341,673	$323,687	$312,488
Gross profit	$164,097	$189,013	$177,088	$162,451
Operating income	$30,233	$96,206	$91,378	$49,488
Net income attributable to the Company	$10,653	$45,173	$44,719	$62,969
Basic earnings per share	$0.17	$0.70	$0.69	$0.97
Diluted earnings per share	$0.16	$0.67	$0.65	$0.91

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End
	of Period	Expenses	Accounts	Deductions (1)	of Period
FISCAL YEAR ENDED DECEMBER 29, 2018
Allowance for doubtful accounts	$2,001	$130	$0	$(388)	$1,743
Inventory and other reserves	$3,984	$7,906	$0	$(8,047)	$3,843
Tax valuation allowance	$22,760	$1,893	$(403)	$(18,059)	$6,191

FISCAL YEAR ENDED DECEMBER 30, 2017
Allowance for doubtful accounts	$2,973	$(587)	$0	$(385)	$2,001
Inventory and other reserves	$3,703	$7,823	$0	$(7,542)	$3,984
Tax valuation allowance	$18,277	$11,515	$1,079	$(8,111)	$22,760

FISCAL YEAR ENDED DECEMBER 31, 2016
Allowance for doubtful accounts	$2,226	$363	$384	$0	$2,973
Inventory and other reserves	$4,065	$5,109	$0	$(5,471)	$3,703
Tax valuation allowance	$28,280	$2,258	$(483)	$(11,778)	$18,277

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc.

*3.2

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

*4.1	Specimen of stock certificate representing Weight Watchers International, Inc.’s common stock, no par value.

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

**10.2

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

**10.4

Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

**10.5

Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.6

Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.7

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

†**10.11

Second Amended and Restated Weight Watchers International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 9, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.12

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

†**10.16

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

†**10.18

2017 Form of Term Sheet for Employee Performance Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Performance Stock Unit Awards (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, as filed on August 8, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.19

2017 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, as filed on August 8, 2017 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.20

2017 Form of Term Sheet for Employee Performance Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Performance Stock Unit Awards (Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, as filed on August 8, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.21

2017 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, as filed on August 8, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.22

2018 Form of Term Sheet for Employee Performance Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Performance Stock Unit Awards (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on August 7, 2018 (File No. 001-16769), and incorporated herein by reference).

†**10.23

2018 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed on August 7, 2018 (File No. 001-16769), and incorporated herein by reference).

†**10.24

2018 Form of Term Sheet for Employee Performance Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Performance Stock Unit Awards (Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed on August 7, 2018 (File No. 001-16769), and incorporated herein by reference).

†**10.25

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

†**10.28

Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

†**10.29

Continuity Agreement, dated as of April 21, 2017, by and between Weight Watchers International, Inc. and Mindy Grossman (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.30

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

†**10.35

Letter Agreement, dated as of May 8, 2017, by and between Stacey Mowbray and Weight Watchers International, Inc. (the “Mowbray Letter Agreement”) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on May 10, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.36

First Addendum to the Mowbray Letter Agreement, dated February 8, 2018, by and between Stacey Mowbray and Weight Watchers International, Inc. (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, as filed on February 28, 2018 (File No. 001-16769), and incorporated herein by reference).

†**10.37

Employment Agreement, dated October 6, 2003, by and between Weight Watchers France S.A.R.L. and Corinne Pollier(-Bousquet) (the “Pollier Employment Agreement”) (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.38

Addendum to the Pollier Employment Agreement, dated May 1, 2013, by and between Weight Watchers France S.A.R.L. and Corinne Pollier(-Bousquet) (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.39

Second Addendum to the Pollier Employment Agreement, effective March 2, 2016, by and between Weight Watchers France S.A.R.L. and Corinne Pollier(-Bousquet) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on May 10, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.40

Letter Agreement, dated as of September 15, 2015, by and between Weight Watchers International, Inc. and Corinne Pollier(-Bousquet) (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

**10.41

Share Purchase Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.42

Option Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

**10.43

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: February 26, 2019	By:	/S/ MINDY GROSSMAN
Mindy Grossman
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2019	By:	/S/ MINDY GROSSMAN
Mindy Grossman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 26, 2019	By:	/S/ NICHOLAS P. HOTCHKIN
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 26, 2019	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: February 26, 2019	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: February 26, 2019	By:	/S/ PHILIPPE J. AMOUYAL
Philippe J. Amouyal
Director

Date: February 26, 2019	By:	/S/ CYNTHIA ELKINS
Cynthia Elkins
Director

Date: February 26, 2019	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: February 26, 2019	By:	/S/ DENIS F. KELLY
Denis F. Kelly
Director

Date: February 26, 2019	By:	/S/ JULIE RICE
Julie Rice
Director

Date: February 26, 2019	By:	/S/ THILO SEMMELBAUER
Thilo Semmelbauer Director

Date: February 26, 2019	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki Director

Date: February 26, 2019	By:	/S/ OPRAH WINFREY
Oprah Winfrey Director