Form 10-Q
period 2019-03-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2019-05-03
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WW	The Nasdaq Stock Market LLC

The number of shares of common stock outstanding as of April 26, 2019 was 66,998,390.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	March 30,	December 29,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$193,358	$236,974
Receivables (net of allowances: March 30, 2019 - $1,601 and December 29, 2018 - $1,743)	32,104	27,247
Inventories	31,859	25,851
Prepaid income taxes	39,572	33,997
Prepaid expenses and other current assets	30,543	42,355
TOTAL CURRENT ASSETS	327,436	366,424
Property and equipment, net	51,843	52,202
Operating lease assets	148,447	0
Franchise rights acquired	752,638	751,134
Goodwill	153,172	152,519
Other intangible assets, net	57,864	57,162
Deferred income taxes	17,468	16,230
Other noncurrent assets	17,316	18,870
TOTAL ASSETS	$1,526,184	$1,414,541
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$57,750	$77,000
Portion of operating lease liabilities due within one year	36,125	0
Accounts payable	29,139	27,098
Salaries and wages payable	50,462	64,600
Accrued marketing and advertising	23,972	14,052
Accrued interest	35,912	28,651
Other accrued liabilities	46,599	48,218
Derivative payable	9,961	5,578
Income taxes payable	21,635	22,618
Deferred revenue	60,597	53,501
TOTAL CURRENT LIABILITIES	372,152	341,316
Long-term debt, net	1,651,952	1,669,708
Long-term operating lease liabilities	121,308	0
Deferred income taxes	189,226	190,258
Other	6,612	18,289
TOTAL LIABILITIES	2,341,250	2,219,571

Redeemable noncontrolling interest	3,868	3,913
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 120,352 shares issued at March 30, 2019 and December 29, 2018	0	0
Treasury stock, at cost, 53,375 shares at March 30, 2019 and 53,396 shares at December 29, 2018	(3,174,871)	(3,175,624)
Retained earnings	2,375,903	2,382,438
Accumulated other comprehensive loss	(19,966)	(15,757)
TOTAL DEFICIT	(818,934)	(808,943)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,526,184	$1,414,541

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 30,	March 31,
	2019	2018
Service revenues, net	$306,726	$328,669
Product sales and other, net	56,438	79,554
Revenues, net	363,164	408,223
Cost of services	128,957	139,778
Cost of product sales and other	33,259	47,442
Cost of revenues	162,216	187,220
Gross profit	200,948	221,003
Marketing expenses	114,249	98,919
Selling, general and administrative expenses	64,802	60,011
Operating income	21,897	62,073
Interest expense	35,195	35,866
Other expense (income), net	303	(235)
(Loss) income before income taxes	(13,601)	26,442
Benefit from income taxes	(2,875)	(12,617)
Net (loss) income	(10,726)	39,059
Net loss attributable to the noncontrolling interest	39	53
Net (loss) income attributable to Weight Watchers International, Inc.	$(10,687)	$39,112
(Loss) Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$(0.16)	$0.60
Diluted	$(0.16)	$0.56
Weighted average common shares outstanding
Basic	66,964	65,123
Diluted	66,964	69,501

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net (loss) income	$(10,726)	$39,059
Other comprehensive (loss) gain:
Foreign currency translation gain (loss)	1,714	(3,425)
Income tax (expense) benefit on foreign currency translation gain (loss)	(435)	868
Foreign currency translation gain (loss), net of taxes	1,279	(2,557)
(Loss) gain on derivatives	(7,361)	11,167
Income tax benefit (expense) on (loss) gain on derivatives	1,867	(2,832)
(Loss) gain on derivatives, net of taxes	(5,494)	8,335
Total other comprehensive (loss) gain	(4,215)	5,778
Comprehensive (loss) income	(14,941)	44,837
Net loss attributable to the noncontrolling interest	39	53
Foreign currency translation loss, net of taxes attributable to the noncontrolling interest	6	236
Comprehensive loss attributable to the noncontrolling interest	45	289
Comprehensive (loss) income attributable to Weight Watchers International, Inc.	$(14,896)	$45,126

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

		Weight Watchers International, Inc.
						Accumulated
	Redeemable					Other
	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
Three months ended March 30, 2019	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 29, 2018	$3,913	120,352	$0	53,396	$(3,175,624)	$(15,757)	$2,382,438	$(808,943)

Comprehensive Loss	(45)					(4,209)	(10,687)	(14,896)

Issuance of treasury stock under stock plans				(21)	753		(660)	93
Compensation expense on share- based awards							4,812	4,812
Balance at March 30, 2019	$3,868	120,352	$0	53,375	$(3,174,871)	$(19,966)	$2,375,903	$(818,934)

		Weight Watchers International, Inc.
						Accumulated
	Redeemable					Other
	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
Three months ended March 31, 2018	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 30, 2017	$4,467	118,947	$0	54,258	$(3,208,836)	$(10,467)	$2,203,317	$(1,015,986)

Comprehensive Income	(289)					6,014	39,112	45,126

Issuance of treasury stock under stock plans				(144)	5,505		(2,447)	3,058
Compensation expense on share- based awards							4,384	4,384
Issuance of common stock		1,405					9,796	9,796
Cumulative effect of revenue accounting change							2,933	2,933
Cumulative effect of tax accounting change						(2,485)	(46,927)	(49,412)
Balance at March 31, 2018	$4,178	120,352	$0	54,114	$(3,203,331)	$(6,938)	$2,210,168	$(1,000,101)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 30,	March 31,
	2019	2018
Operating activities:
Net (loss) income	$(10,726)	$39,059
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	11,405	11,154
Amortization of deferred financing costs and debt discount	2,208	1,914
Share-based compensation expense	4,812	4,384
Deferred tax benefit	(433)	(457)
Allowance for doubtful accounts	(290)	(49)
Reserve for inventory obsolescence	2,243	6,423
Foreign currency exchange rate loss (gain)	173	(367)
Changes in cash due to:
Receivables	(3,316)	(5,562)
Inventories	(8,059)	1,241
Prepaid expenses	1,105	(15,088)
Accounts payable	2,171	7,510
Accrued liabilities	(326)	(2,175)
Deferred revenue	6,925	22,932
Other long term assets and liabilities, net	272	(6,328)
Income taxes	(940)	8,868
Cash provided by operating activities	7,224	73,459
Investing activities:
Capital expenditures	(4,059)	(1,753)
Capitalized software expenditures	(7,167)	(5,966)
Other items, net	3	(24)
Cash used for investing activities	(11,223)	(7,743)
Financing activities:
Net payments on revolver	0	(25,000)
Payments on long-term debt	(38,500)	(19,250)
Taxes paid related to net share settlement of equity awards	(381)	(2,128)
Proceeds from stock options exercised	127	14,679
Other items, net	(80)	0
Cash used for financing activities	(38,834)	(31,699)
Effect of exchange rate changes on cash and cash equivalents	(783)	544
Net (decrease) increase in cash and cash equivalents	(43,616)	34,561
Cash and cash equivalents, beginning of period	236,974	83,054
Cash and cash equivalents, end of period	$193,358	$117,615

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

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2018 filed on February 26, 2019, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Recently Issued Accounting Standards

For a discussion of the Company’s significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2018. For a discussion of accounting standards adopted in the current period, see Note 3.

3.	Accounting Standards Adopted in Current Year

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but will be updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued updated guidance by providing an entity with an additional and optional transition method to adopt the new lease guidance.  On December 30, 2018, the Company adopted the updated lease guidance on a modified retrospective basis as of the adoption date. Periods prior to the adoption date continue to be reported under the historical lease accounting guidance.  See Note 4 for further details.

4.	Leases

Adoption of Lease Standard

On December 30, 2018, the Company adopted the updated guidance on leases using the modified retrospective transition method.  Results for reporting periods beginning on or after December 30, 2018 are presented under the updated guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical lease accounting.

The adoption of the standard had a material impact on the Company’s consolidated balance sheets but did not have a material impact on its consolidated statements of net income. The Company recorded $158,773 as a right of use asset, $167,081 of lease

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

liabilities and $0 for retained earnings for operating leases upon adoption of the updated guidance. The standard did not have a material impact on the Company’s finance lease contracts.

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s 2019 consolidated balance sheet. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s 2019 consolidated balance sheet.  Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, based on the information available at adoption of the updated guidance. The lease asset includes scheduled lease payments made and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised at this time.  A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at adoption of the updated guidance, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s operating and finance leases are primarily for its studio locations, corporate offices, data centers and certain equipment, including automobiles.

At March 30, 2019, the Company’s lease assets and lease liabilities were as follows:

March 30, 2019
Assets:
Operating lease assets	$148,447
Finance lease assets	573
Total leased assets	$149,020

Liabilities:
Current
Operating	$36,125
Finance	376
Noncurrent
Operating	$121,308
Finance	107
Total lease liabilities	$157,916

For the three months ended March 30, 2019, the components of the Company’s lease expense were as follows:

Three Months Ended
March 30,
2019
Operating lease cost	$13,372
Finance lease cost:
Amortization of leased assets	80
Interest on lease liabilities	8
Total finance lease cost	$88
Total lease cost	$13,460

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At March 30, 2019, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

March 30, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	7.47
Finance leases	1.21

Weighted Average Discount Rate
Operating leases	7.03
Finance leases	4.74

The Company’s leases have remaining lease terms of 0 to 14 years with a weighted average lease term of 7.45 years.

At March 30, 2019, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2019	$35,516	$360	$35,876
2020	36,625	110	36,735
2021	27,812	27	27,839
2022	18,965	—	18,965
2023	14,252	—	14,252
Thereafter	75,909	—	75,909
Total lease payments	$209,079	$497	$209,576
Less imputed interest	51,646	14	51,660
Present value of lease liabilities	$157,433	$483	$157,916

Minimum commitments under non-cancelable obligations, primarily for office and rental facilities operating leases at December 29, 2018, consisted of the following:

2019	$63,261
2020	38,491
2021	22,341
2022	14,017
2023	9,192
2024 and thereafter	37,704
Total	$185,006

Total rent expense charged to operations for office and rental facilities under these operating leases for the three months ended March 31, 2018 was $10,791.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Supplemental cash flow information related to leases for the three months ended March 30, 2019 were as follows:

Three Months Ended
March 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,742
Operating cash flows from finance leases	$8
Financing cash flows from finance leases	$80

Leased assets obtained in exchange for new operating lease liabilities	$887
Leased assets obtained in exchange for new finance lease liabilities	$—

Practical Expedients and Accounting Policy Elections

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company not to reassess whether any expired or existing contracts contained leases, to carry forward existing lease classifications and not to reassess initial direct costs for existing leases. In addition, the Company elected the benefit of hindsight practical expedient in determining the lease term for existing leases upon adoption of the updated guidance.

The Company has lease agreements with lease and non-lease components and has elected the practical expedient not to separate non-lease components from lease components and instead to account for each separate lease component and non-lease component as a single lease component.

The Company has elected the short-term lease exception accounting policy, whereby the recognition requirements of the updated guidance is not applied and lease expense is recorded on a straight-line basis with respect to leases with an initial term of 12 months or less.

5.	Revenue

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

The Company earns revenue from subscriptions for its digital products and by conducting workshops, for which it charges a fee, predominantly through commitment plans, prepayment plans or the “pay-as-you-go” arrangement. The Company also earns revenue by selling consumer products (including publications) in its workshops, online through its ecommerce platform and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements, selling magazine subscriptions, publishing, selling advertising space on its websites and in copies of its publications and By Mail product sales.

Commitment plan revenues, prepaid workshop fees and magazine subscription revenue are recorded to deferred revenue and amortized into revenue as control is transferred over the period earned since these performance obligations are satisfied over time. Digital subscription revenues, consisting of the fees associated with subscriptions for the Company’s Digital products, including its

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Personal Coaching + Digital product, are deferred and recognized on a straight-line basis as control is transferred over the subscription period. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is recorded to deferred revenue and amortized into revenue over the commitment period. In the Studio + Digital business, the Company generally charges non-refundable registration and starter fees in exchange for access to the Company’s digital subscription products, an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and is recorded to deferred revenue and amortized into revenue over the commitment period. Revenue from “pay-as-you-go” workshop fees, consumer product sales and By Mail, commissions and royalties is recognized at the point in time control is transferred, which is when services are rendered, products are shipped to customers and title and risk of loss passes to the customers, and commissions and royalties are earned, respectively. Revenue from advertising in magazines is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on its websites is recognized when the advertisement is viewed by the user.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue over the same period.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Digital Subscription Revenues	$148,855	$138,547
Studio + Digital Fees	157,871	190,122
Service Revenues, net	$306,726	$328,669
Product sales and other, net	56,438	79,554
Revenues, net	$363,164	$408,223

The following tables present the Company’s revenues disaggregated by segment:

	Three Months Ended March 30, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$98,760	$40,183	$6,418	$3,494	$148,855
Studio + Digital Fees	117,599	23,949	11,263	5,060	157,871
Service Revenues, net	$216,359	$64,132	$17,681	$8,554	$306,726
Product sales and other, net	33,652	12,025	6,930	3,831	56,438
Revenues, net	$250,011	$76,157	$24,611	$12,385	$363,164

	Three Months Ended March 31, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$92,240	$36,161	$6,563	$3,583	$138,547
Studio + Digital Fees	140,152	29,080	14,382	6,508	190,122
Service Revenues, net	$232,392	$65,241	$20,945	$10,091	$328,669
Product sales and other, net	46,787	17,290	9,339	6,138	79,554
Revenues, net	$279,179	$82,531	$30,284	$16,229	$408,223

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 29, 2018	$53,501	$961
Net increase (decrease) during the period	7,096	(267)
Balance as of March 30, 2019	$60,597	$694

Revenue recognized from amounts included in current deferred revenue as of December 29, 2018 was $47,869 for the first quarter ended March 30, 2019. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $694 at March 30, 2019 related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the agreements.

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

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended March 30, 2019, the change in the carrying value of franchise rights acquired is due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978 and the Company’s acquisitions of WW.com, Inc. (formerly known as WeightWatchers.com, Inc.) in 2005, the Company’s franchised territories and the majority interest in Vigilantes do Peso Marketing Ltda.  For the three months ended March 30, 2019, the change in the carrying amount of goodwill was due to the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 29, 2018	$138,156	$7,242	$1,178	$5,943	$152,519
Effect of exchange rate changes	852	(195)	31	(35)	653
Balance as of March 30, 2019	$139,008	$7,047	$1,209	$5,908	$153,172

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of March 30, 2019 and December 29, 2018 were as follows:

	March 30, 2019		December 29, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$125,356	$105,221	$121,508	$102,659
Website development costs	109,704	82,333	105,710	77,825
Trademarks	11,694	11,063	11,620	11,010
Other	13,985	4,258	13,967	4,149
Trademarks and other intangible assets	$260,739	$202,875	$252,805	$195,643
Franchise rights acquired	8,098	4,378	8,110	4,319
Total finite-lived intangible assets	$268,837	$207,253	$260,915	$199,962

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,556 and $7,410 for the three months ended March 30, 2019 and March 31, 2018, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2019	$18,841
Fiscal 2020	$19,365
Fiscal 2021	$10,537
Fiscal 2022	$2,041
Fiscal 2023 and thereafter	$10,800

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	March 30, 2019				December 29, 2018
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due November 29, 2022	$0	$0	$0	0.00%	$0	$0	$0	4.39%
Term Loan Facility due November 29, 2024	1,443,750	7,957	24,933	8.14%	1,482,250	8,307	26,033	7.53%
Notes due December 1, 2025	300,000	1,158	0	8.62%	300,000	1,202	0	8.69%
Total	$1,743,750	$9,115	$24,933	8.22%	$1,782,250	$9,509	$26,033	7.63%
Less: Current Portion	57,750				77,000
Unamortized Deferred Financing Costs	9,115				9,509
Unamortized Debt Discount	24,933				26,033
Total Long-Term Debt	$1,651,952				$1,669,708
(1)	Includes amortization of deferred financing costs and debt discount.

On November 29, 2017, the Company refinanced its then-existing credit facilities (hereinafter referred to as “the November 2017 debt refinancing”) consisting of $1,930,386 of borrowings under a term loan facility and an undrawn $50,000 revolving credit facility with $1,565,000 of borrowings under its new credit facilities, consisting of a $1,540,000 term loan facility, and a $150,000 revolving credit facility (of which $25,000 was drawn upon at the time of the November 2017 debt refinancing) (collectively, the “Credit Facilities”), and $300,000 in aggregate principal amount of 8.625% Senior Notes due 2025 (the “Notes”). During the fourth quarter of fiscal 2017, the Company incurred fees of $53,832 (which included $30,800 of a debt discount) in connection with the November 2017 debt refinancing. In addition, the Company recorded a loss on early extinguishment of debt of $10,524 in connection thereto. This early extinguishment of debt write-off was comprised of $5,716 of deferred financing fees paid in connection with the November 2017 debt refinancing and $4,808 of pre-existing deferred financing fees.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Senior Secured Credit Facilities

The Credit Facilities were issued under a new credit agreement, dated November 29, 2017 (the “Credit Agreement”), among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and an issuing bank, Bank of America, N.A., as an issuing bank, and Citibank, N.A., as an issuing bank.  The Credit Facilities consist of (1) $1,540,000 in aggregate principal amount of senior secured tranche B term loans due in 2024 (the “Term Loan Facility”) and (2) a $150,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) due in 2022 (the “Revolving Credit Facility”).

As of March 30, 2019, the Company had $1,443,750 of debt outstanding under the Credit Facilities, with $148,841 of availability and $1,159 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility.   There was no outstanding balance under the Revolving Credit Facility as of March 30, 2019.

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

Under the terms of the Credit Agreement, depending on the Company’s Consolidated First Lien Net Debt Leverage Ratio (as used in the Credit Agreement), on an annual basis on or about the time the Company is required to deliver its financial statements for any fiscal year, the Company is obligated to offer to prepay a portion of the outstanding principal amount of the Term Loan Facility in an aggregate amount determined by a percentage of its annual excess cash flow (as defined in the Credit Agreement) (said payment, a “Cash Flow Sweep”).

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 30, 2019, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.00%, respectively.

On a quarterly basis, the Company pays a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Net Debt Leverage Ratio. Based on the Company’s Consolidated First Lien Net Debt Leverage Ratio as of March 30, 2019, the commitment fee was 0.25% per annum.  The Company’s Consolidated First Lien Net Debt Leverage Ratio as of March 30, 2019 was 2.91:1.00.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, the Revolving Credit Facility includes a maintenance covenant that will require, in certain circumstances, compliance with certain first lien secured net leverage ratios.

As of March 30, 2019, the Company was in compliance with all applicable financial covenants in the Credit Agreement governing the Credit Facilities.

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

The Notes accrue interest at a rate per annum equal to 8.625% and are due on December 1, 2025. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. On or after December 1, 2020, the Company may on any one or more occasions redeem some or all of the Notes at a purchase price equal to 104.313% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, such optional redemption price decreasing to 102.156% on or after December 1, 2021 and to 100.000% on or after December 1, 2022. Prior to December 1, 2020, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Notes with an amount not to exceed the net proceeds of certain equity offerings at 108.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to December 1, 2020, the Company may redeem some or all of the Notes at a make-whole price plus accrued and unpaid interest, if any, to, but not including, the redemption date. If a change of control occurs, the Company must offer to purchase for cash the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Following the sale of certain assets and subject to certain conditions, the Company must offer to purchase for cash the Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The Notes are guaranteed on a senior unsecured basis by the Company’s subsidiaries that guarantee the Credit Facilities.

Outstanding Debt

At March 30, 2019, the Company had $1,743,750 outstanding under the Credit Facilities and the Notes, consisting of the Term Loan Facility of $1,443,750, $0 drawn down on the Revolving Credit Facility and $300,000 in aggregate principal amount of Notes issued and outstanding.

At March 30, 2019 and December 29, 2018, the Company’s debt consisted of both fixed and variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 12 for information on the Company’s interest rate swap. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swap, was approximately 8.22% and 7.73% per annum based on interest rates at March 30, 2019 and December 29, 2018, respectively. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swap, was approximately 7.50% and 7.46% per annum based on interest rates at March 30, 2019 and December 29, 2018, respectively.

8.	(Loss) Earnings Per Share

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Numerator:
Net (loss) income attributable to
Weight Watchers International, Inc.	$(10,687)	$39,112
Denominator:
Weighted average shares of common stock outstanding	66,964	65,123
Effect of dilutive common stock equivalents	—	4,378
Weighted average diluted common shares outstanding	66,964	69,501
(Loss) earnings per share attributable to Weight Watchers International, Inc.
Basic	$(0.16)	$0.60
Diluted	$(0.16)	$0.56

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 4,223 and 594 for the three months ended March 30, 2019 and March 31, 2018, respectively.

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

In fiscal 2017, the Company granted 98.5 PSUs in May 2017 and 47.9 PSUs in July 2017, all having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on May 15, 2020. The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved, in the case of the May 2017 awards, certain annual operating income objectives and, in the case of the July 2017 award, certain net income or operating income objectives, as applicable, for each performance year, in each fiscal year over a three-year period (i.e., fiscal 2017 through fiscal 2019) (each, a “2017 Award Performance Year”). When the performance measure has been met for a particular 2017 Award Performance Year, that portion of units is “banked” for potential issuance following the satisfaction of the time-vesting criteria. Such portion of units to be “banked” shall be equal to (x) the target number of PSUs granted for the applicable 2017 Award Performance Year multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In fiscal 2016, the Company granted 289.9 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date (i.e., May 16, 2019). The performance-vesting criteria for these PSUs was satisfied when the Company achieved a Debt Ratio (as defined in the applicable term sheet for these PSU awards and based on a Debt to EBITDAS ratio (each, as defined therein)) at levels at or below 4.5x over the performance period from December 31, 2017 to December 29, 2018. Pursuant to these awards, the number of PSUs that become vested, if any, upon the satisfaction of the time-vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) 166.67%, the applicable Debt Ratio achievement percentage, rounded down to avoid the issuance of fractional shares. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

10.	Income Taxes

The effective tax rates for the three months ended March 30, 2019 and March 31, 2018 were 21.1% and (47.7%), respectively. For the three months ended March 30, 2019, the primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was due to $1,462 of higher state income tax expenses versus the prior year period and a $856 tax expense related to global intangible low-taxed income (“GILTI”).  The effective tax rate was partially offset by a $648 tax benefit related to foreign-derived intangible income (“FDII”).  For the three months ended March 31, 2018, the primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $18,105 tax benefit related to tax windfalls from stock compensation and a $1,859 tax benefit related to the cessation of operations of the Company’s Mexican subsidiary.

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate were as follows:

	Three Months Ended
	March 30,	March 31,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes (net of federal benefit)	(10.8%)	2.9%
Cessation of operations	0.0%	(7.0%)
Research and development credit	2.3%	(1.6%)
Tax windfall on share-based awards	0.0%	(68.5%)
GILTI	(6.3%)	0.0%
FDII	4.8%	0.0%
Section 162(m) limitation	(1.4%)	1.0%
Increase in valuation allowance due to net operating loss	(2.2%)	1.6%
Impact of foreign operations	3.9%	1.0%
Other	9.8%	1.9%
Total effective tax rate	21.1%	(47.7%)

11.	Legal

Securities Class Action Matters

In March 2019, two substantially identical class action complaints alleging violations of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current officers and the Company’s former controlling shareholder, Artal Group S.A., in the United States District Court for the Southern District of New York.

One complaint was filed on behalf of all purchasers of the Company’s common stock and the other on behalf of all purchasers of the Company’s securities, between May 4, 2018 and February 26, 2019, inclusive (the “Class Period”). The complaints allege that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed or recklessly disregarded material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs seek to recover unspecified damages on behalf of the class members. The Company believes that the suits are without merit and intends to vigorously defend them.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

On March 26, 2019, the Company received a shareholder litigation demand letter alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. The allegations in the letter relate to those contained in the ongoing securities class action litigation. In response to the letter, pursuant to Virginia law, the Board of Directors is creating a special committee to review and evaluate the facts and circumstances surrounding the claims made in the demand letter.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to other pending and threatened legal actions, including patent and other intellectual property actions, that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that the Company’s results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

12.	Derivative Instruments and Hedging

As of March 30, 2019 and December 29, 2018, the Company had in effect an interest rate swap with a notional amount totaling $1,250,000.

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

As of March 30, 2019 and December 29, 2018, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $6,669 ($8,995 before taxes) and $1,175 ($1,634 before taxes), respectively.  As of March 30, 2019, the fair value of the Company’s currently effective swap was a current asset of $2,229, which is included in other current assets in the consolidated balance sheet. As of March 30, 2019, the fair value of the Company’s future swap was a liability of $9,961, which is included in derivative payable in the consolidated balance sheet.  As of December 29, 2018, the fair value of the Company’s currently effective swap included a current asset of $3,526 and a noncurrent asset of $398, which are included in other current assets and other noncurrent assets, respectively, in the consolidated balance sheet. As of December 29, 2018, the fair value of the Company’s future swap was a liability of $5,578, which is included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next five years. The Company expects approximately $690 ($925 before taxes) of derivative gains included in accumulated other comprehensive loss at March 30, 2019, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of March 30, 2019 and December 29, 2018. The fair value of the Company’s borrowings under the Revolving Credit Facility approximated a carrying value of $0 at March 30, 2019 and December 29, 2018, respectively, due to the nature of the debt (Level 2 input).

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of March 30, 2019 and December 29, 2018, the fair value of the Company’s long-term debt was approximately $1,628,502 and $1,757,717, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,709,702 and $1,746,708, respectively.

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

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the three months ended March 30, 2019 and the fiscal year ended December 29, 2018.

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at March 30, 2019	$2,229	$0	$2,229	$0
Interest rate swap liability at March 30, 2019	$9,961	$0	$9,961	$0
Interest rate swap asset at December 29, 2018	$3,924	$0	$3,924	$0
Interest rate swap liability at December 29, 2018	$5,578	$0	$5,578	$0

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

14.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Three Months Ended March 30, 2019
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)
Other comprehensive (loss) income before reclassifications, net of tax	(4,552)	1,279	(3,273)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	(942)	0	(942)
Net current period other comprehensive (loss) income including noncontrolling interest	(5,494)	1,279	(4,215)
Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	6	6
Ending Balance at March 30, 2019	$(6,669)	$(13,297)	$(19,966)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Three months ended March 31, 2018
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)
Other comprehensive income (loss) before reclassifications, net of tax	6,651	(2,557)	4,094
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	1,684	0	1,684
Adoption of accounting standard	(1,161)	(1,324)	(2,485)
Net current period other comprehensive income (loss) including noncontrolling interest	7,174	(3,881)	3,293
Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	236	236
Ending Balance at March 31, 2018	$1,782	$(8,720)	$(6,938)
(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended
	March 30,	March 31,
	2019	2018
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$1,262	$(2,257)	Interest expense
	1,262	(2,257)	(Loss) income before income taxes
	(320)	573	Benefit from income taxes
	$942	$(1,684)	Net (loss) income

(a)	Amounts in parentheses indicate debits to profit/loss
15.	Segment Data

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

	Total Revenue, net
	Three Months Ended
	March 30, 2019	March 31, 2018
North America	$250,011	$279,179
Continental Europe	76,157	82,531
United Kingdom	24,611	30,284
Other	12,385	16,229
Total revenue, net	$363,164	$408,223

	Net (Loss) Income
	Three Months Ended
	March 30, 2019	March 31, 2018
Segment operating income:
North America	$41,113	$62,353
Continental Europe	10,076	17,930
United Kingdom	(751)	3,868
Other	(331)	1,587
Total segment operating income	50,107	85,738
General corporate expenses	28,210	23,665
Interest expense	35,195	35,866
Other expense (income), net	303	(235)
Benefit from income taxes	(2,875)	(12,617)
Net (loss) income	$(10,726)	$39,059
Net loss attributable to the noncontrolling interest	39	53
Net (loss) income attributable to Weight Watchers International, Inc.	$(10,687)	$39,112

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Depreciation and Amortization
	Three Months Ended
	March 30, 2019	March 31, 2018
North America	$9,303	$9,480
Continental Europe	381	301
United Kingdom	285	366
Other	112	144
Total segment depreciation and amortization	10,081	10,291
General corporate depreciation and amortization	3,532	2,777
Depreciation and amortization	$13,613	$13,068

Due to the adoption of the updated lease accounting guidance the Company has a right of use operating lease asset of $148,447 as of March 30, 2019, of which 53% is in the North America reportable segment and 42% is general corporate related.

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $1,283 and $1,299 for the three months ended March 30, 2019 and March 31, 2018, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at March 30, 2019 and December 29, 2018 was $58 and $62, respectively.

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

17.	Restructuring

The Company undertook an organizational realignment which resulted in the elimination of certain positions and termination of employment for certain employees worldwide in the three months ended March 30, 2019.  The Company recorded expenses in connection with employee termination benefit costs of $6,331 ($4,727 after tax) during the three months ended March 30, 2019. These expenses impacted cost of revenues by $1,425 and selling, general and administrative expense by $4,906. The Company does not anticipate recording additional expenses in connection with this organizational realignment.  All expenses were recorded to general corporate expenses and therefore there was no impact to the segments.

The liability for these expenses at March 30, 2019 was $6,147, and $184 of payments were made during the first fiscal quarter ended March 30, 2019.

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

•	the ability to successfully implement new strategic initiatives;
•	the effectiveness of our advertising and marketing programs, including the strength of our social media presence;
•	the impact on our reputation of actions taken by our franchisees, licensees, suppliers and other partners;
•	the impact of our substantial amount of debt, and our debt service obligations and debt covenants;
•	the ability to generate sufficient cash to service our debt and satisfy our other liquidity requirements;
•	uncertainties regarding the satisfactory operation of our technology or systems;
•	the impact of security breaches or privacy concerns;
•	the recognition of asset impairment charges;
•	the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;
•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;
•	the expiration or early termination by us of leases;
•	risks and uncertainties associated with our international operations, including regulatory, economic, political and social risks and foreign currency risks;
•	uncertainties related to a downturn in general economic conditions or consumer confidence;
•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;
•	the seasonal nature of our business;
•	the impact of events that discourage or impede people from gathering with others or accessing resources;
•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;
•	the outcomes of litigation or regulatory actions;
•	the impact of existing and future laws and regulations;
•	our failure to maintain effective internal control over financial reporting;
•

the possibility that the interests of Artal Group S.A, the largest holder of our common stock and a shareholder with significant influence over us, will conflict with our interests or the interests of other holders of our common stock;

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

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2018 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this Quarterly Report on Form 10-Q the non-GAAP financial measures earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”) and net debt. See “—Liquidity and Capital Resources—EBITDAS and Net Debt” for the calculations.  Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2018. Our critical accounting policies have not changed since the end of fiscal 2018.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

The table below sets forth selected financial information for the first quarter of fiscal 2019 from our consolidated statements of net income for the three months ended March 30, 2019 versus selected financial information for the first quarter of fiscal 2018 from our consolidated statements of net income for the three months ended March 31, 2018:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended					% Change
	March 30, 2019	March 31, 2018	Increase/ (Decrease)	% Change		Constant Currency
Revenues, net	$363.2	$408.2	$(45.1)	(11.0%)		(8.5%)
Cost of revenues	162.2	187.2	(25.0)	(13.4%)		(11.1%)

Gross profit	200.9	221.0	(20.1)	(9.1%)		(6.4%)
Gross Margin %	55.3%	54.1%

Marketing expenses	114.2	98.9	15.3	15.5%		19.2%
Selling, general & administrative expenses	64.8	60.0	4.8	8.0%		10.3%
Operating income	21.9	62.1	(40.2)	(64.7%)		(63.2%)
Operating Income Margin %	6.0%	15.2%

Interest expense	35.2	35.9	(0.7)	(1.9%)		(1.9%)
Other expense (income), net	0.3	(0.2)	0.5	(100.0%)	*	(100.0%)	*
(Loss) income before income taxes	(13.6)	26.4	(40.0)	(100.0%)	*	(100.0%)	*

Benefit from income taxes	(2.9)	(12.6)	9.7	(77.2%)		(79.7%)
Net (loss) income	(10.7)	39.1	(49.8)	(100.0%)	*	(100.0%)	*
Net loss attributable to the noncontrolling interest	0.0	0.1	(0.0)	(27.0%)		(17.0%)

Net (loss) income attributable to Weight Watchers International, Inc.	$(10.7)	$39.1	$(49.8)	(100.0%)	*	(100.0%)	*

Weighted average diluted shares outstanding	67.0	69.5	(2.5)	(3.7%)		(3.7%)
Diluted (loss) earnings per share	$(0.16)	$0.56	$(0.72)	(100.0%)	*	(100.0%)	*

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Consolidated Results

Revenues

Revenues in the first quarter of fiscal 2019 were $363.2 million, a decrease of $45.1 million, or 11.0%, versus the first quarter of fiscal 2018. Excluding the impact of foreign currency, which negatively impacted our revenues for the first quarter of fiscal 2019 by $10.2 million, revenues in the first quarter of fiscal 2019 would have decreased 8.5% versus the prior year period. This decrease was driven primarily by the revenue declines in North America and the United Kingdom. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first quarter of fiscal 2019 decreased $25.0 million, or 13.4%, versus the prior year period. Gross profit decreased $20.1 million, or 9.1%, in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 primarily due to the decrease in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for the first quarter of fiscal 2019 by $5.9 million, gross profit in the first quarter of fiscal 2019 would have decreased 6.4% versus the prior year period. Gross margin in the first quarter of fiscal 2019 increased 1.2% to 55.3% versus 54.1% in the first quarter of fiscal 2018. Gross margin expansion was driven primarily by a mix shift to the higher margin Digital business and cycling against the impact of an inventory obsolescence reserve taken in the first quarter of fiscal 2018 partially offset by fixed cost deleverage.

Marketing

Marketing expenses for the first quarter of fiscal 2019 increased $15.3 million, or 15.5%, versus the first quarter of fiscal 2018. Excluding the impact of foreign currency, which decreased marketing expenses for the first quarter of fiscal 2019 by $3.6 million, marketing expenses in the first quarter of fiscal 2019 would have increased 19.2% versus the first quarter of fiscal 2018. This increase in marketing expense was largely due to increased TV and Online media expense, production costs and agency fees, all on a global basis. Marketing expenses as a percentage of revenue increased to 31.5% in the first quarter of fiscal 2019 as compared to 24.2% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of fiscal 2019 increased $4.8 million, or 8.0%, versus the first quarter of fiscal 2018. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first quarter of fiscal 2019 by $1.4 million, selling, general and administrative expenses in the first quarter of fiscal 2019 would have increased 10.3% versus the prior year period. The increase in selling, general and administrative expenses in the first quarter of fiscal 2019 was driven primarily by expenses related to our organizational realignment in the quarter. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2019 increased to 17.8% from 14.7% for the first quarter of fiscal 2018.

Operating Income

Operating income in the first quarter of fiscal 2019 decreased $40.2 million, or 64.7%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted operating income for the first quarter of fiscal 2019 by $0.9 million, operating income in the first quarter of fiscal 2019 would have decreased 63.2% versus the prior year period. This decrease in operating income was driven by lower operating income in all reportable segments as compared to the prior year period. Operating income margin in the first quarter of fiscal 2019 decreased 9.2% to 6.0% versus 15.2% in the first quarter of fiscal 2018. This decrease in operating income margin was driven primarily by an increase in marketing as a percentage of revenues and to a lesser extent an increase in selling, general and administrative expenses as a percentage of revenues.

Interest Expense

Interest expense in the first quarter of fiscal 2019 decreased $0.7 million, or 1.9%, versus the first quarter of fiscal 2018. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from scheduled principal repayments.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2019 and the first quarter of fiscal 2018 and excluding the impact of our interest rate swap, increased to 8.22% per annum at the end of the first quarter of fiscal 2019 from 7.15% per annum at the end of the first quarter of fiscal 2018. Including the impact of our interest rate swap, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2019 and the first quarter of fiscal 2018, increased to 7.93% per annum at the end of the first quarter of fiscal 2019 from 7.64% per annum at the end of the first quarter of fiscal 2018.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.  For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense (Income), Net

Other expense (income), net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.5 million in the first quarter of fiscal 2019 to $0.3 million of expense as compared to $0.2 million of income in the prior year period.

Tax

Our effective tax rate for the first quarter of fiscal 2019 was 21.1% as compared to (47.7%) for the first quarter of fiscal 2018. The effective tax rate in the first quarter of fiscal 2019 was impacted by $1.5 million of higher state income tax expenses versus the prior year period and a $0.9 million tax expense related to global intangible low-taxed income, or GILTI.  The effective tax rate was partially offset by a $0.6 million tax benefit related to foreign-derived intangible income, or FDII.  Our effective tax rate in the first quarter of fiscal 2018 was impacted by the $18.1 million tax benefit related to tax windfalls from stock compensation and a $1.9 million tax benefit related to the cessation of operations of our Mexican subsidiary.

Net (Loss) Income Attributable to the Company and (Loss) Earnings Per Share

Net loss attributable to the Company in the first quarter of fiscal 2019 reflected a $49.8 million, or 127.3%, decline from net income attributable to the Company in the first quarter of fiscal 2018.  Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the first quarter of fiscal 2019 by $0.6 million, net loss attributable to the Company in the first quarter of fiscal 2019 would have reflected a 125.8% decline from net income attributable to the Company in the first quarter of fiscal 2018.

Earnings per fully diluted share, or EPS, in the first quarter of fiscal 2019 was a loss of $0.16 compared to income of $0.56 in the first quarter of fiscal 2018. EPS for the first quarter of fiscal 2019 included a $0.07 expense in connection with our organizational realignment in the quarter and EPS for the first quarter of fiscal 2018 included a $0.25 tax benefit from Oprah Winfrey’s exercise of a portion of her stock options.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first quarter of fiscal 2019 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q1 2019
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$216.4	$33.7	$250.0	$217.1	$33.8	$250.9	37.9	2,558.5	2,950.5
CE	64.1	12.0	76.2	69.6	13.0	82.7	14.3	940.2	1,157.5
UK	17.7	6.9	24.6	18.9	7.4	26.3	5.2	333.7	391.9
Other (1)	8.6	3.8	12.4	9.5	4.0	13.5	1.4	100.0	109.6
Total	$306.7	$56.4	$363.2	$315.1	$58.2	$373.3	58.7	3,932.3	4,609.5

	% Change Q1 2019 vs. Q1 2018
North America	(6.9%)	(28.1%)	(10.4%)	(6.6%)	(27.8%)	(10.1%)	1.5%	20.9%	(2.8%)
CE	(1.7%)	(30.5%)	(7.7%)	6.7%	(24.6%)	0.2%	13.1%	30.0%	11.3%
UK	(15.6%)	(25.8%)	(18.7%)	(9.8%)	(20.7%)	(13.2%)	2.7%	12.7%	0.7%
Other (1)	(15.2%)	(37.5%)	(23.7%)	(6.1%)	(34.2%)	(16.7%)	4.2%	27.8%	2.9%
Total	(6.7%)	(29.1%)	(11.0%)	(4.1%)	(26.8%)	(8.5%)	4.2%	22.4%	0.9%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q1 2019
	Digital Subscription Revenues		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$98.8	$99.1	24.6	1,648.4	1,968.2	$117.6	$118.0	13.2	910.1	982.3
CE	40.2	43.7	11.2	730.3	913.9	23.9	26.0	3.1	209.9	243.6
UK	6.4	6.9	2.4	160.1	192.8	11.3	12.0	2.7	173.6	199.1
Other (1)	3.5	3.9	0.8	55.3	61.4	5.1	5.6	0.6	44.7	48.1
Total	$148.9	$153.5	39.0	2,594.0	3,136.5	$157.9	$161.6	19.7	1,338.4	1,473.0

	% Change Q1 2019 vs. Q1 2018
North America	7.1%	7.4%	9.3%	31.8%	2.8%	(16.1%)	(15.8%)	(10.5%)	5.1%	(12.2%)
CE	11.1%	20.7%	19.9%	36.6%	18.2%	(17.6%)	(10.6%)	(6.0%)	11.3%	(8.7%)
UK	(2.2%)	4.5%	9.3%	19.2%	7.5%	(21.7%)	(16.3%)	(2.7%)	7.3%	(5.0%)
Other (1)	(2.5%)	8.1%	12.1%	24.9%	6.2%	(22.2%)	(13.9%)	(4.2%)	31.6%	(1.0%)
Total	7.4%	10.8%	12.2%	32.1%	7.2%	(17.0%)	(15.0%)	(8.6%)	7.1%	(10.4%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the first quarter of fiscal 2019 versus the prior year period was driven by both a decrease in Service Revenues and a decrease in product sales and other. This decrease in Service Revenues in the first quarter of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues.  The increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of the first quarter fiscal 2019 versus the beginning of the first quarter of fiscal 2018, almost fully offset by the lower recruitments in the quarter.  Lower recruitments in the quarter were driven by cycling against the successful launch of our WW Freestyle program in December 2017 and by ineffective marketing.

The decrease in North America product sales and other in the first quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

Continental Europe Performance

The decrease in Continental Europe revenues in the first quarter of fiscal 2019 versus the prior year period was driven by the impact of foreign currency.  Excluding foreign currency, revenues in the first quarter of fiscal 2019 would have increased slightly above the prior year period driven by an increase in Service Revenues. This increase in Service Revenues in the first quarter of fiscal 2019 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of the first quarter of fiscal 2019 versus the beginning of the first quarter of fiscal 2018, partially offset by lower recruitments in the quarter. Lower recruitments in the quarter were driven by cycling against the successful launch of our new program in December 2017 and by ineffective marketing.

The decrease in Continental Europe product sales and other in the first quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

United Kingdom Performance

The decrease in UK revenues in the first quarter of fiscal 2019 versus the prior year period was driven by both the decrease in Service Revenues and product sales and other. This decrease in Service Revenues in the first quarter of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees.  The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of the first quarter of fiscal 2019 versus the beginning of the first quarter of fiscal 2018, partially offset by lower recruitments in the quarter. Lower recruitments in the quarter were driven by cycling against the successful launch of our new program in December 2017 and by ineffective marketing.

The decrease in UK product sales and other in the first quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

Other Performance

The decrease in Other revenues in the first quarter of fiscal 2019 versus the prior year period was driven by both a decrease in Service Revenues and a decrease in product sales and other. The decrease in Service Revenues in the first quarter of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees.

The decrease in Other product sales and other in the first quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in both franchise commissions and product sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We believe that cash generated by operations during fiscal 2019, our cash on hand of approximately $193.4 million at March 30, 2019, our $148.8 million of availability under our Revolving Credit Facility and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

As market conditions warrant, we may, from time to time, seek to purchase our outstanding debt securities or loans, including the Notes and borrowings under the Credit Facilities. Such transactions could be privately negotiated or open market transactions, pursuant to tender offers or otherwise. Subject to any applicable limitations contained in the agreements governing, or terms of, our indebtedness, any such purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	March 30,	December 29,	Increase/
	2019	2018	(Decrease)
	(in millions)
Total current assets	$327.4	$366.4	$(39.0)
Total current liabilities	372.2	341.3	30.8
Working capital (deficit) surplus	(44.7)	25.1	69.8
Cash and cash equivalents	193.4	237.0	(43.6)
Current portion of long-term debt	57.8	77.0	(19.3)
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(180.3)	$(134.9)	$45.5

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $45.5 million increase in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	March 30,	December 29,	Increase/	Impact to Working
	2019	2018	(Decrease)	Capital Deficit
	(in millions)
Portion of operating lease liabilities due within one year	$36.1	$—	$36.1	$36.1
Accrued interest	$35.9	$28.7	$7.3	$7.3
Deferred revenue	$60.6	$53.5	$7.1	$7.1
Derivative payable, net	$7.7	$2.1	$5.7	$5.7
Income taxes payable	$21.6	$22.6	$(1.0)	$(1.0)
Operational liabilities and other, net of assets	$57.9	$62.0	$(4.1)	$(4.1)
Prepaid income taxes	$39.6	$34.0	$5.6	$(5.6)
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$45.5

Note: Totals may not sum due to rounding.

The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, and the increase in accrued interest was driven primarily by the timing of payments.  The increase in deferred revenue was driven primarily by seasonality.  Portion of operating lease liabilities due within one year is due to the adoption of the updated lease accounting guidance.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the three months ended:

	March 30, 2019	March 31, 2018
	(in millions)
Net cash provided by operating activities	$7.2	$73.5
Net cash used for investing activities	$(11.2)	$(7.7)
Net cash used for financing activities	$(38.8)	$(31.7)

Operating Activities

First Quarter of Fiscal 2019

Cash flows provided by operating activities of $7.2 million for the first quarter of fiscal 2019 reflected a decrease of $66.2 million from $73.5 million of cash flows provided by operating activities in the first quarter of fiscal 2018. The decrease in cash provided by operating activities was primarily the result of a decrease in net income attributable to the Company of $49.8 million in the first quarter of fiscal 2019 as compared to the prior year period.

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

Investing Activities

First Quarter of Fiscal 2019

Net cash used for investing activities totaled $11.2 million in the first quarter of fiscal 2019, an increase of $3.5 million as compared to the first quarter of fiscal 2018. This increase was primarily attributable to higher capital expenditures for technology in the first quarter of fiscal 2019.

First Quarter of Fiscal 2018

Net cash used for investing activities totaled $7.7 million in the first quarter of fiscal 2018, a decrease of $2.7 million as compared to the first quarter of fiscal 2017. This decrease was due to a greater investment in operating infrastructure in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2018.

Financing Activities

First Quarter of Fiscal 2019

Net cash used for financing activities totaled $38.8 million in the first quarter of fiscal 2019, primarily due to $38.5 million used for the scheduled debt repayments under our Term Loan Facility.

First Quarter of Fiscal 2018

Net cash used for financing activities totaled $31.7 million in the first quarter of fiscal 2018, primarily due to $25.0 million of net repayments on the outstanding principal amount on the Revolving Credit Facility and $19.3 million used for the scheduled debt repayments under our Term Loan Facility, which was offset by $14.7 million in proceeds from stock options exercised.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at March 30, 2019:

Long-Term Debt

At March 30, 2019

(Balances in millions)

Balance
Term Loan Facility due November 29, 2024	$1,443.8
Notes due December 1, 2025	300.0
Total	1,743.8
Less: Current Portion	57.8
Unamortized Deferred Financing Costs	9.1
Unamortized Debt Discount	24.9
Total Long-Term Debt	$1,652.0

Note: Totals may not sum due to rounding.

On November 29, 2017, we refinanced our then-existing credit facilities (referred to herein as the November 2017 debt refinancing) consisting of $1,930.4 million of borrowings under a term loan facility and an undrawn $50.0 million revolving credit facility with $1,565.0 million of borrowings under our new credit facilities, consisting of a $1,540.0 million term loan facility and a $150.0 million revolving credit facility (of which $25.0 million was drawn upon at the time of the November 2017 debt refinancing) (collectively referred to herein as the Credit Facilities), and $300.0 million in aggregate principal amount of 8.625% Senior Notes due 2025, or the Notes. During the fourth quarter of fiscal 2017, we incurred fees of $53.8 million (which included $30.8 million of a debt discount) in connection with the November 2017 debt refinancing. In addition, we recorded a loss on early extinguishment of debt of $10.5 million in connection thereto. This early extinguishment of debt write-off was comprised of $5.7 million of deferred financing fees paid in connection with the November 2017 debt refinancing and $4.8 million of pre-existing deferred financing fees.

Senior Secured Credit Facilities

The Credit Facilities were issued under a new credit agreement, dated November 29, 2017, or the Credit Agreement, among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan Chase, as administrative agent and an issuing bank, Bank of America, N.A., as an issuing bank, and Citibank, N.A., as an issuing bank.  The Credit Facilities consist of (1) $1,540.0 million in aggregate principal amount of senior secured tranche B term loans due in 2024, or the Term Loan Facility and (2)

a $150.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) due in 2022, or the Revolving Credit Facility.

As of March 30, 2019, we had $1,443.8 million of debt outstanding under the Credit Facilities with $148.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility.  There was no outstanding balance under the Revolving Credit Facility as of March 30, 2019.

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

Under the terms of the Credit Agreement, depending on our Consolidated First Lien Net Debt Leverage Ratio (as used in the Credit Agreement), on an annual basis on or about the time we are required to deliver our financial statements for any fiscal year, we are obligated to offer to prepay a portion of the outstanding principal amount of the Term Loan Facility in an aggregate amount determined by a percentage of our annual excess cash flow (as defined in the Credit Agreement) (said payment referred to herein as a Cash Flow Sweep).

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 30, 2019, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.00%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement.  If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Net Debt Leverage Ratio. Based on our Consolidated First Lien Net Debt Leverage Ratio as of March 30, 2019, the commitment fee was 0.25% per annum.  Our Consolidated First Lien Net Debt Leverage Ratio as of March 30, 2019 was 2.91:1.00.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, the Revolving Credit Facility includes a maintenance covenant that will require, in certain circumstances, compliance with certain first lien secured net leverage ratios.

As of March 30, 2019, we were in compliance with all applicable financial covenants in the Credit Agreement governing the Credit Facilities.

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

The Notes accrue interest at a rate per annum equal to 8.625% and are due on December 1, 2025. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. On or after December 1, 2020, the Company may on any one or more occasions redeem some or all of the Notes at a purchase price equal to 104.313% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, such optional redemption price decreasing to 102.156% on or after December 1, 2021 and to 100.000% on or after December 1, 2022. Prior to December 1, 2020, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Notes with an amount not to exceed the net proceeds of certain equity offerings at 108.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to December 1, 2020, the Company may redeem some or all of the Notes at a make-whole price plus accrued and unpaid interest, if any, to, but not including, the redemption date. If a change of control occurs, the Company must offer to purchase for cash the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Following the sale of certain assets and subject to certain conditions, the Company must offer to purchase for cash the Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The Notes are guaranteed on a senior unsecured basis by the Company’s subsidiaries that guarantee the Credit Facilities.

Outstanding Debt

At March 30, 2019, we had $1,743.8 million outstanding under the Credit Facilities and the Notes, consisting of the Term Loan Facility of $1,443.8 million, $0.0 million drawn down on the Revolving Credit Facility and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At March 30, 2019 and December 29, 2018, our debt consisted of both fixed and variable-rate instruments.  An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swap can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 12 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swap, was approximately 8.22% and 7.73% per annum at March 30, 2019 and December 29, 2018, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swap, was approximately 7.50% and 7.46% per annum at March 30, 2019 and December 29, 2018, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at March 30, 2019:

Total Debt Obligation

(Including Current Portion)

At March 30, 2019

(in millions)

Remainder of Fiscal 2019	$38.5
Fiscal 2020	$96.3
Fiscal 2021	$77.0
Fiscal 2022	$77.0
Fiscal 2023	$77.0
Fiscal 2024 and thereafter	$1,378.0
Total	$1,743.8

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At March 30, 2019 and March 31, 2018, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was a loss of $6.7 million and a gain of $1.8 million, respectively. At March 30, 2019 and March 31, 2018, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $13.3 million and $8.7 million, respectively.

Dividends and Stock Transactions

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the sole discretion of our Board of Directors, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the provisions of Virginia law affecting the payment of distributions to shareholders and such other factors our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants in our existing indebtedness, including the Credit Facilities and the Indenture governing the Notes, and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended March 30, 2019 and March 31, 2018, we repurchased no shares of our common stock in the open market under this program.

EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation. The table below sets forth the calculations for EBITDAS for the three months ended March 30, 2019 and March 31, 2018, and EBITDAS for the trailing twelve months ended March 30, 2019:

(in millions)

	Three Months Ended		Trailing Twelve
	March 30, 2019	March 31, 2018	Months
Net (Loss) Income	$(10.7)	$39.1	$174.0
Interest	35.2	35.9	141.7
Taxes	(2.9)	(12.6)	30.2
Depreciation and Amortization	11.4	11.2	44.3
Stock-based Compensation	4.8	4.4	20.6
EBITDAS	$37.9	$77.9	$410.8

Note: Totals may not sum due to rounding.

Reducing leverage is a capital structure priority for the Company. As of March 30, 2019, our net debt/EBITDAS ratio was 3.7x.  The table below sets forth the calculation for net debt, a non-GAAP financial measure:

(in millions)

March 30, 2019
Total debt	$1,743.8
Less: Unamortized deferred financing costs	9.1
Less: Unamortized debt discount	24.9
Less: Cash on hand	193.4
Net debt	$1,516.3

Note: Totals may not sum due to rounding.

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

As of March 30, 2019, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2018 have not materially changed from December 29, 2018.

At the end of the first quarter of fiscal 2019, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 4.75%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of March 30, 2019, our interest rate swap in effect had a notional amount of $1.25 billion. Accordingly, as of March 30, 2019, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the LIBOR Floor, a hypothetical 100 basis point increase in interest rates would have increased annual interest expense by approximately $1.9 million and a hypothetical 100 basis point decrease in interest rates would have decreased annual interest expense by approximately $1.9 million. These changes are driven primarily by the interest rate applicable to our Term Loan Facility and the lower outstanding debt balance as of March 30, 2019 as compared to December 29, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2019, the end of the first quarter of fiscal 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the first quarter of fiscal 2019, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Class Action Matters

In March 2019, two substantially identical class action complaints alleging violations of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current officers and the Company’s former controlling shareholder, Artal Group S.A., in the United States District Court for the Southern District of New York.

One complaint was filed on behalf of all purchasers of the Company’s common stock and the other on behalf of all purchasers of the Company’s securities, between May 4, 2018 and February 26, 2019, inclusive (the “Class Period”). The complaints allege that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed or recklessly disregarded material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The plaintiffs seek to recover unspecified damages on behalf of the class members. The Company believes that the suits are without merit and intends to vigorously defend them.

On March 26, 2019, the Company received a shareholder litigation demand letter alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. The allegations in the letter relate to those contained in the ongoing securities class action litigation. In response to the letter, pursuant to Virginia law, the Board of Directors is creating a special committee to review and evaluate the facts and circumstances surrounding the claims made in the demand letter.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to other pending and threatened legal actions, including patent and other intellectual property actions, that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that the Company’s results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2018.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 3, 2019	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 3, 2019	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer, Operating Officer, North America and President, Emerging Markets (Principal Financial and Accounting Officer)