Form 10-Q
period 2019-06-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2019-08-07
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

The number of shares of common stock outstanding as of July 31, 2019 was 67,297,697.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	June 29,	December 29,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$180,645	$236,974
Receivables (net of allowances: June 29, 2019 - $1,591 and December 29, 2018 - $1,743)	30,869	27,247
Inventories	30,625	25,851
Prepaid income taxes	15,171	33,997
Prepaid expenses and other current assets	26,793	42,355
TOTAL CURRENT ASSETS	284,103	366,424
Property and equipment, net	51,131	52,202
Operating lease assets	144,913	0
Franchise rights acquired	753,216	751,134
Goodwill	154,058	152,519
Other intangible assets, net	58,491	57,162
Deferred income taxes	16,235	16,230
Other noncurrent assets	14,128	18,870
TOTAL ASSETS	$1,476,275	$1,414,541
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$57,750	$77,000
Portion of operating lease liabilities due within one year	32,003	0
Accounts payable	26,761	27,098
Salaries and wages payable	56,699	64,600
Accrued marketing and advertising	9,796	14,052
Accrued interest	28,025	28,651
Other accrued liabilities	43,232	48,218
Derivative payable	19,330	5,578
Income taxes payable	19,679	22,618
Deferred revenue	56,923	53,501
TOTAL CURRENT LIABILITIES	350,198	341,316
Long-term debt, net	1,584,460	1,669,708
Long-term operating lease liabilities	121,318	0
Deferred income taxes	184,445	190,258
Other	2,251	18,289
TOTAL LIABILITIES	2,242,672	2,219,571

Redeemable noncontrolling interest	3,763	3,913
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 120,352 shares issued at June 29, 2019 and December 29, 2018	0	0
Treasury stock, at cost, 53,089 shares at June 29, 2019 and 53,396 shares at December 29, 2018	(3,164,409)	(3,175,624)
Retained earnings	2,420,958	2,382,438
Accumulated other comprehensive loss	(26,709)	(15,757)
TOTAL DEFICIT	(770,160)	(808,943)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,476,275	$1,414,541

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Service revenues, net	$313,768	$343,730	$620,494	$672,399
Product sales and other, net	55,255	66,017	111,694	145,571
Revenues, net	369,023	409,747	732,188	817,970
Cost of services	122,121	128,159	251,078	267,939
Cost of product sales and other	31,088	36,794	64,347	84,236
Cost of revenues	153,209	164,953	315,425	352,175
Gross profit	215,814	244,794	416,763	465,795
Marketing expenses	49,967	55,421	164,216	154,340
Selling, general and administrative expenses	60,374	61,665	125,176	121,676
Operating income	105,473	127,708	127,371	189,779
Interest expense	34,732	35,866	69,927	71,732
Other expense, net	438	1,333	741	1,097
Income before income taxes	70,303	90,509	56,703	116,950
Provision for income taxes	16,586	19,825	13,711	7,208
Net income	53,717	70,684	42,992	109,742
Net loss attributable to the noncontrolling interest	117	36	156	90
Net income attributable to Weight Watchers International, Inc.	$53,834	$70,720	$43,148	$109,832
Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$0.80	$1.07	$0.64	$1.67
Diluted	$0.78	$1.01	$0.62	$1.57
Weighted average common shares outstanding
Basic	67,124	66,400	67,044	65,761
Diluted	69,141	70,154	69,268	69,914

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net income	$53,717	$70,684	$42,992	$109,742
Other comprehensive (loss) gain:
Foreign currency translation gain (loss)	1,801	(3,804)	3,515	(7,229)
Income tax (expense) benefit on foreign currency translation gain (loss)	(457)	965	(892)	1,833
Foreign currency translation gain (loss), net of taxes	1,344	(2,839)	2,623	(5,396)
(Loss) gain on derivatives	(10,819)	1,130	(18,180)	12,297
Income tax benefit (expense) on (loss) gain on derivatives	2,744	(287)	4,611	(3,119)
(Loss) gain on derivatives, net of taxes	(8,075)	843	(13,569)	9,178
Total other comprehensive (loss) gain	(6,731)	(1,996)	(10,946)	3,782
Comprehensive income	46,986	68,688	32,046	113,524
Net loss attributable to the noncontrolling interest	117	36	156	90
Foreign currency translation (gain) loss, net of taxes attributable to the noncontrolling interest	(12)	137	(6)	373
Comprehensive loss attributable to the noncontrolling interest	105	173	150	463
Comprehensive income attributable to Weight Watchers International, Inc.	$47,091	$68,861	$32,196	$113,987

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

		Weight Watchers International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended June 29, 2019	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at March 30, 2019	$3,868	120,352	$0	53,375	$(3,174,871)	$(19,966)	$2,375,903	$(818,934)

Comprehensive income (loss)	(105)					(6,743)	53,834	47,091

Issuance of treasury stock under stock plans				(286)	10,462		(13,651)	(3,189)
Compensation expense on share- based awards							4,872	4,872
Balance at June 29, 2019	$3,763	120,352	$0	53,089	$(3,164,409)	$(26,709)	$2,420,958	$(770,160)

		Weight Watchers International, Inc.
						Accumulated
	Redeemable					Other
Six Months Ended June 29, 2019	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 29, 2018	$3,913	120,352	$0	53,396	$(3,175,624)	$(15,757)	$2,382,438	$(808,943)

Comprehensive income (loss)	(150)					(10,952)	43,148	32,196

Issuance of treasury stock under stock plans				(307)	11,215		(14,312)	(3,097)
Compensation expense on share- based awards							9,684	9,684
Balance at June 29, 2019	$3,763	120,352	$0	53,089	$(3,164,409)	$(26,709)	$2,420,958	$(770,160)

		Weight Watchers International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended June 30, 2018	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at March 31, 2018	$4,177	120,352	$0	54,114	$(3,203,331)	$(6,938)	$2,210,168	$(1,000,101)

Comprehensive income (loss)	(173)					(1,859)	70,720	68,861

Issuance of treasury stock under stock plans				(349)	13,535		(14,586)	(1,051)
Compensation expense on share- based awards							5,291	5,291
Issuance of common stock								0
Balance at June 30, 2018	$4,004	120,352	$0	53,765	$(3,189,796)	$(8,797)	$2,271,593	$(927,000)

		Weight Watchers International, Inc.
						Accumulated
	Redeemable					Other
Six Months Ended June 30, 2018	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 30, 2017	$4,467	118,947	$0	54,258	$(3,208,836)	$(10,467)	$2,203,317	$(1,015,986)

Comprehensive income (loss)	(463)					4,155	109,832	113,987

Issuance of treasury stock under stock plans				(493)	19,040		(17,033)	2,007
Compensation expense on share- based awards							9,675	9,675
Issuance of common stock		1,405					9,796	9,796
Cumulative effect of revenue accounting change							2,933	2,933
Cumulative effect of tax accounting change						(2,485)	(46,927)	(49,412)
Balance at June 30, 2018	$4,004	120,352	$0	53,765	$(3,189,796)	$(8,797)	$2,271,593	$(927,000)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 29,	June 30,
	2019	2018
Operating activities:
Net income	$42,992	$109,742
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,693	21,774
Amortization of deferred financing costs and debt discount	4,680	4,122
Share-based compensation expense	9,684	9,675
Deferred tax (benefit) provision	(2,294)	752
Allowance for doubtful accounts	(303)	54
Reserve for inventory obsolescence	4,244	8,338
Foreign currency exchange rate loss	527	868
Changes in cash due to:
Receivables	982	(9,650)
Inventories	(8,608)	4,999
Prepaid expenses	26,599	(3,023)
Accounts payable	656	(798)
Accrued liabilities	(20,447)	(1,696)
Deferred revenue	2,920	13,259
Other long term assets and liabilities, net	(2,185)	(4,309)
Income taxes	(2,346)	14,480
Cash provided by operating activities	79,794	168,587
Investing activities:
Capital expenditures	(7,601)	(7,733)
Capitalized software expenditures	(16,208)	(13,118)
Other items, net	120	(9,669)
Cash used for investing activities	(23,689)	(30,520)
Financing activities:
Net payments on revolver	0	(25,000)
Payments on long-term debt	(107,750)	(38,500)
Taxes paid related to net share settlement of equity awards	(4,227)	(11,139)
Proceeds from stock options exercised	326	23,262
Other items, net	(218)	0
Cash used for financing activities	(111,869)	(51,377)
Effect of exchange rate changes on cash and cash equivalents	(565)	(1,989)
Net (decrease) increase in cash and cash equivalents	(56,329)	84,701
Cash and cash equivalents, beginning of period	236,974	83,054
Cash and cash equivalents, end of period	$180,645	$167,755

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

The adoption of the standard had a material impact on the Company’s consolidated balance sheets but did not have a material impact on its consolidated statements of net income. The Company recorded $155,178 as a right of use asset, $163,486 of lease

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

liabilities and $0 for retained earnings for operating leases upon adoption of the updated guidance. The previously reported amounts have been revised by $3,595 due to the impact of prepaid rent.  The standard did not have a material impact on the Company’s finance lease contracts.

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s 2019 consolidated balance sheet. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s 2019 consolidated balance sheet.  Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term.  The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised at this time.  A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at adoption of the updated guidance, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s operating and finance leases are primarily for its studios, corporate offices, data centers and certain equipment, including automobiles.

At June 29, 2019, the Company’s lease assets and lease liabilities were as follows:

June 29, 2019
Assets:
Operating lease assets	$144,913
Finance lease assets	522
Total leased assets	$145,435

Liabilities:
Current
Operating	$32,003
Finance	287
Noncurrent
Operating	$121,318
Finance	152
Total lease liabilities	$153,760

For the three and six months ended June 29, 2019, the components of the Company’s lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 29,	June 29,
	2019	2019
Operating lease cost	$12,363	$25,735
Finance lease cost:
Amortization of leased assets	138	218
Interest on lease liabilities	5	13
Total finance lease cost	$143	$231
Total lease cost	$12,506	$25,966

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At June 29, 2019, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

June 29, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	7.22
Finance leases	1.66

Weighted Average Discount Rate
Operating leases	7.04
Finance leases	4.33

The Company’s leases have remaining lease terms of 0 to 13 years with a weighted average lease term of 7.21 years.

At June 29, 2019, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2019	$20,478	$286	$20,764
2020	39,951	135	40,086
2021	31,371	49	31,420
2022	21,254	20	21,274
2023	15,512	21	15,533
Thereafter	74,253	4	74,257
Total lease payments	$202,819	$515	$203,334
Less imputed interest	49,498	76	49,574
Present value of lease liabilities	$153,321	$439	$153,760

Minimum commitments under non-cancelable obligations, primarily for office and rental facilities operating leases at December 29, 2018, consisted of the following:

2019	$63,261
2020	38,491
2021	22,341
2022	14,017
2023	9,192
2024 and thereafter	37,704
Total	$185,006

Total rent expense charged to operations for office and rental facilities under these operating leases for the three and six months ended June 30, 2018 was $10,741 and $21,532, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Supplemental cash flow information related to leases for the six months ended June 29, 2019 were as follows:

Six Months Ended
June 29,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,738
Operating cash flows from finance leases	$13
Financing cash flows from finance leases	$218

Leased assets obtained in exchange for new operating lease liabilities	$12,084
Leased assets obtained in exchange for new finance lease liabilities	$92

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

Commitment plan revenues, prepaid workshop fees and magazine subscription revenue are recorded to deferred revenue and amortized into revenue as control is transferred over the period earned since these performance obligations are satisfied over time. Digital subscription revenues, consisting of the fees associated with subscriptions for the Company’s Digital products, including its

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Personal Coaching + Digital product, are deferred and recognized on a straight-line basis as control is transferred over the subscription period. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is recorded to deferred revenue and amortized into revenue over the commitment period. In the Studio + Digital business, the Company generally charges non-refundable registration and starter fees in exchange for access to the Company’s digital subscription products, an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and is recorded to deferred revenue and amortized into revenue over the commitment period. Revenue from “pay-as-you-go” workshop fees, consumer product sales and By Mail, commissions and royalties is recognized at the point in time control is transferred, which is when services are rendered, products are shipped to customers and title and risk of loss passes to the customers, and commissions and royalties are earned, respectively.  Revenue from advertising in magazines and from magazine sales is recognized upon distribution of the magazine.  For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on its websites is recognized when the advertisement is viewed by the user.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue over the same period.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Digital Subscription Revenues	$156,969	$151,018	$305,824	$289,565
Studio + Digital Fees	156,799	192,712	314,670	382,834
Service Revenues, net	$313,768	$343,730	$620,494	$672,399
Product sales and other, net	55,255	66,017	111,694	145,571
Revenues, net	$369,023	$409,747	$732,188	$817,970

The following tables present the Company’s revenues disaggregated by segment:

	Three Months Ended June 29, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$102,851	$43,586	$6,993	$3,539	$156,969
Studio + Digital Fees	116,958	23,681	11,498	4,662	156,799
Service Revenues, net	$219,809	$67,267	$18,491	$8,201	$313,768
Product sales and other, net	35,835	10,062	6,034	3,324	55,255
Revenues, net	$255,644	$77,329	$24,525	$11,525	$369,023

	Three Months Ended June 30, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$101,099	$39,342	$6,955	$3,622	$151,018
Studio + Digital Fees	142,767	29,402	14,551	5,992	192,712
Service Revenues, net	$243,866	$68,744	$21,506	$9,614	$343,730
Product sales and other, net	40,672	12,848	7,704	4,793	66,017
Revenues, net	$284,538	$81,592	$29,210	$14,407	$409,747

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Six Months Ended June 29, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$201,611	$83,769	$13,411	$7,033	$305,824
Studio + Digital Fees	234,557	47,630	22,761	9,722	314,670
Service Revenues, net	$436,168	$131,399	$36,172	$16,755	$620,494
Product sales and other, net	69,488	22,087	12,964	7,155	111,694
Revenues, net	$505,656	$153,486	$49,136	$23,910	$732,188

	Six Months Ended June 30, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$193,338	$75,503	$13,519	$7,205	$289,565
Studio + Digital Fees	282,919	58,482	28,933	12,500	382,834
Service Revenues, net	$476,257	$133,985	$42,452	$19,705	$672,399
Product sales and other, net	87,458	30,138	17,043	10,932	145,571
Revenues, net	$563,715	$164,123	$59,495	$30,637	$817,970

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 29, 2018	$53,501	$961
Net increase (decrease) during the period	3,422	(492)
Balance as of June 29, 2019	$56,923	$469

Revenue recognized from amounts included in current deferred revenue as of December 29, 2018 was $52,507 for the six months ended June 29, 2019. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $469 at June 29, 2019 related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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
6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the six months ended June 29, 2019, the change in the carrying value of franchise rights acquired is due to the effect of exchange rate changes.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978 and the Company’s acquisitions of WW.com, Inc. (formerly known as WeightWatchers.com, Inc.) in 2005, the Company’s franchised territories and the majority interest in Vigilantes do Peso Marketing Ltda.  For the six months ended June 29, 2019, the change in the carrying amount of goodwill was due to the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 29, 2018	$138,156	$7,242	$1,178	$5,943	$152,519
Effect of exchange rate changes	1,646	(144)	0	37	1,539
Balance as of June 29, 2019	$139,802	$7,098	$1,178	$5,980	$154,058

Goodwill and Franchise Rights Acquired

The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of May 5, 2019 and May 6, 2018, each the first day of fiscal May, on its goodwill and other indefinite-lived intangible assets.

In performing its annual impairment analysis as of May 5, 2019 and May 6, 2018, the Company determined that the carrying amounts of its goodwill reporting units and franchise rights acquired with indefinite lives units of account did not exceed their respective fair values and therefore no impairment existed.

For all reporting units, except for Brazil, there was significant headroom in the goodwill impairment analysis. Based on the results of the Company’s annual goodwill impairment test performed for all of its reporting units except for Brazil, as of the June 29, 2019 balance sheet date, for reporting units that hold 97.0% of the Company’s goodwill, those units had an estimated fair value at least 60% higher than the respective reporting unit’s carrying amount. Based on the results of the Company’s annual goodwill impairment test performed for its Brazil reporting unit, the estimated fair value of this reporting unit exceeded its carrying value by approximately 3.0% and accordingly a change in the underlying assumptions for Brazil would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the net book value is $4,623.

For all units of account, except for New Zealand, there was significant headroom in the franchise rights acquired impairment analysis. Based on the results of the Company’s annual franchise rights acquired impairment test performed for all of its units of account except for New Zealand, as of the June 29, 2019 balance sheet date, for units of account that hold 99.4% of the Company’s franchise rights acquired, those units had an estimated fair value at least 40% higher than the respective unit of account’s carrying amount. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its New Zealand unit of account, the estimated fair value of this unit of account exceeded its carrying value by approximately 3.0% and accordingly a change in the underlying assumptions for New Zealand would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value is $4,754.

When determining fair value, the Company utilizes various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions would likely cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of those assets. In the event such a result occurred, the Company would be required to record a corresponding charge, which would impact earnings. The Company would also be required to reduce the carrying amounts of the related assets on its balance sheet. The Company continues to evaluate these assumptions and believes that these assumptions are appropriate.

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

As it relates to the goodwill impairment analysis for Brazil, the Company estimated future debt-free cash flows in contemplation of its growth strategies for that market. In developing these projections, the Company considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon, all as reflected in the discount rate. The cost of debt was determined by estimating the Company’s current borrowing rate.

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Studio + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and the Digital business in the country in which the applicable acquisition occurred.

In its hypothetical start-up approach analysis for fiscal 2019, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Studio + Digital business in each country based on assumptions regarding revenue growth and operating income margins.  The cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a market-based royalty rate. The cash flows for the Studio + Digital and Digital businesses were discounted utilizing rates consistent with those utilized in the annual goodwill impairment analysis.

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of June 29, 2019 and December 29, 2018 were as follows:

	June 29, 2019		December 29, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$129,091	$108,034	$121,508	$102,659
Website development costs	113,882	86,710	105,710	77,825
Trademarks	11,756	11,116	11,620	11,010
Other	14,021	4,399	13,967	4,149
Trademarks and other intangible assets	$268,750	$210,259	$252,805	$195,643
Franchise rights acquired	8,120	4,452	8,110	4,319
Total finite-lived intangible assets	$276,870	$214,711	$260,915	$199,962

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,485 and $15,041 for the three and six months ended June 29, 2019, respectively.  Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $6,832 and $14,242 for the three and six months ended June 30, 2018, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2019	$12,273
Fiscal 2020	$22,175
Fiscal 2021	$13,046
Fiscal 2022	$3,533
Fiscal 2023 and thereafter	$11,132

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	June 29, 2019				December 29, 2018
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due November 29, 2022	$0	$0	$0	0.00%	$0	$0	$0	4.39%
Term Loan Facility due November 29, 2024	1,374,500	7,342	23,833	8.07%	1,482,250	8,307	26,033	7.53%
Notes due December 1, 2025	300,000	1,115	0	8.62%	300,000	1,202	0	8.69%
Total	$1,674,500	$8,457	$23,833	8.17%	$1,782,250	$9,509	$26,033	7.63%
Less: Current Portion	57,750				77,000
Unamortized Deferred Financing Costs	8,457				9,509
Unamortized Debt Discount	23,833				26,033
Total Long-Term Debt	$1,584,460				$1,669,708
(1)	Includes amortization of deferred financing costs and debt discount.

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

On May 31, 2019, the Company made a voluntary prepayment at par of $50,000 in respect of its outstanding term loans under the Term Loan Facility. As a result of this prepayment, the Company wrote off deferred financing fees of $267 in the second quarter of fiscal 2019.

As of June 29, 2019, the Company had $1,374,500 of debt outstanding under the Credit Facilities, with $148,841 of availability and $1,159 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility.   There was no outstanding balance under the Revolving Credit Facility as of June 29, 2019.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 29, 2019, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively.

On a quarterly basis, the Company pays a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Net Debt Leverage Ratio. Based on the Company’s Consolidated First Lien Net Debt Leverage Ratio as of June 29, 2019, the commitment fee was 0.35% per annum.  The Company’s Consolidated First Lien Net Debt Leverage Ratio as of June 29, 2019 was 2.93:1.00.

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

As of June 29, 2019, the Company was in compliance with all applicable financial covenants in the Credit Agreement governing the Credit Facilities.

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

Outstanding Debt

At June 29, 2019, the Company had $1,674,500 outstanding under the Credit Facilities and the Notes, consisting of the Term Loan Facility of $1,374,500, $0 drawn down on the Revolving Credit Facility and $300,000 in aggregate principal amount of Notes issued and outstanding.

At June 29, 2019 and December 29, 2018, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 12 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swap in effect, was approximately 8.17% and 7.73% per annum based on interest rates at June 29, 2019 and December 29, 2018, respectively. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swap in effect, was approximately 7.61% and 7.46% per annum based on interest rates at June 29, 2019 and December 29, 2018, respectively.
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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to
Weight Watchers International, Inc.	$53,834	$70,720	$43,148	$109,832
Denominator:
Weighted average shares of common stock outstanding	67,124	66,400	67,044	65,761
Effect of dilutive common stock equivalents	2,017	3,754	2,224	4,153
Weighted average diluted common shares outstanding	69,141	70,154	69,268	69,914
Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.80	$1.07	$0.64	$1.67
Diluted	$0.78	$1.01	$0.62	$1.57

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 2,032 and 32 for the three months ended June 29, 2019 and June 30, 2018, respectively.  The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,975 and 399 for the six months ended June 29, 2019 and June 30, 2018, respectively.

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

In fiscal 2019, the Company granted 275.8 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date.  The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved a certain annual operating income objective for the performance period of fiscal 2021.  Pursuant to these awards, the number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares.  The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

In fiscal 2018, the Company granted 81.3 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date.  The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved a certain annual operating income objective for the performance period of fiscal 2020.  Pursuant to these awards, the number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares. The applicable achievement percentage shall increase in the event the Company has achieved a certain revenue target during such performance period.  The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

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

In fiscal 2016, the Company granted 289.9 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs was satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date (i.e., May 16, 2019). The performance-vesting criteria for these PSUs was satisfied when the Company achieved a Debt Ratio (as defined in the applicable term sheet for these PSU awards and based on a Debt to EBITDAS ratio (each, as defined therein)) at levels at or below 4.5x over the performance period from December 31, 2017 to December 29, 2018. Pursuant to these awards, the number of PSUs that became vested upon the satisfaction of the time-vesting criteria of 219.3 was calculated as (x) the target number of PSUs granted multiplied by (y) 166.67%, the applicable Debt Ratio achievement percentage, rounded down to avoid the issuance of fractional shares. The Company accrued compensation expense in an amount equal to the outcome upon vesting.
10.	Income Taxes

The effective tax rates for the three and six months ended June 29, 2019 were 23.6% and 24.2%, respectively. The effective tax rates for the three and six months ended June 30, 2018 were 21.9% and 6.2%, respectively. For the six months ended June 29, 2019, the primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was due to $1,798 of tax expense related to global intangible low-taxed income (“GILTI”) and $1,766 of higher state income tax expenses versus the prior year period.  The effective tax rate was partially offset by a $1,375 tax benefit related to the reversal of tax reserves no longer needed, a $1,284 tax benefit related to foreign-derived intangible income (“FDII”) and a $746 tax benefit related to the cessation of certain publishing operations.  For the six months ended June 30, 2018, the primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $22,155 tax benefit related to tax windfalls from stock compensation and a $1,859 tax benefit related to the cessation of operations of the Company’s Mexican subsidiary.

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	0.4%	2.2%	3.1%	2.3%
Reserves for uncertain tax positions	(2.0%)	0.3%	(2.4%)	0.2%
Cessation of operations	(1.1%)	0.0%	(1.3%)	(1.6%)
Research and development credit	(0.4%)	(0.1%)	(1.1%)	(0.4%)
Tax windfall on share-based awards	0.1%	(4.5%)	0.2%	(18.9%)
GILTI	1.3%	2.9%	3.2%	4.5%
FDII	(0.9%)	(1.2%)	(2.3%)	(1.9%)
Impact of foreign operations	2.2%	0.6%	1.8%	(0.4%)
Other	2.8%	0.7%	2.0%	1.4%
Total effective tax rate	23.6%	21.9%	24.2%	6.2%

11.	Legal

Securities Class Action and Derivative Matters

In March 2019, two substantially identical class action complaints alleging violations of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current officers and the Company’s former controlling

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

shareholder, Artal Group S.A. (“Artal”), in the United States District Court for the Southern District of New York. The actions were consolidated and lead plaintiffs were appointed in June 2019. A consolidated amended complaint was filed on July 29, 2019, naming as defendants the Company, certain of the Company’s current officers and directors, and Artal and certain of its affiliates. The consolidated complaint asserts claims on behalf of all purchasers of the Company’s common stock between May 4, 2018 and February 26, 2019, inclusive (the “Class Period”), including purchasers of the Company’s common stock traceable to the May 2018 secondary offering of the Company’s common stock by certain of its shareholders. The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed or recklessly disregarded material adverse facts. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, and with respect to the secondary offering, under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. The plaintiffs seek to recover unspecified damages on behalf of the class members. The Company believes that the action is without merit and intends to vigorously defend it.

On March 26, 2019, June 4, 2019, July 22, 2019, and July 26, 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. On June 13, 2019, a separate shareholder derivative complaint was filed in the Southern District of New York against the Company’s Board of Directors alleging that the directors breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. On July 23, 2019, another separate shareholder derivative complaint was filed in the Southern District of New York against the Board of Directors alleging, among other things, that the directors breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. The allegations in the demands relate to those contained in the ongoing securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors has created a special committee to investigate and evaluate the claims made in the demands.

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

As of June 29, 2019 and December 29, 2018, the Company had in effect an interest rate swap with a notional amount totaling $1,000,000 and $1,250,000, respectively.

On July 26, 2013, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1,500,000. During the term of this swap, the notional amount decreased from $1,500,000 effective March 31, 2014 to $1,250,000 on April 3, 2017 and $1,000,000 on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.41%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss.

On June 11, 2018, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2018 swap”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap is $500,000. During the term of this swap, the notional amount will decrease from $500,000 effective April 2, 2020 to $250,000 on March 31, 2021. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 3.1005%.  On June 7, 2019, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (together with the 2018 swap, the “future swaps”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250,000. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 1.901%.  The future swaps qualify for hedge accounting and, therefore, changes in the fair value of the future swaps have been recorded in accumulated other comprehensive loss.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As of June 29, 2019 and December 29, 2018, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $14,744 ($19,814 before taxes) and $1,175 ($1,634 before taxes), respectively.  As of June 29, 2019, the fair value of the Company’s then-effective swap was a liability of $2,068, which is included in derivative payable in the consolidated balance sheet. As of June 29, 2019, the fair value of the Company’s future swaps was a liability of $17,262, which is included in derivative payable in the consolidated balance sheet.  As of December 29, 2018, the fair value of the Company’s then-effective swap included a current asset of $3,526 and a noncurrent asset of $398, which are included in other current assets and other noncurrent assets, respectively, in the consolidated balance sheet. As of December 29, 2018, the fair value of the Company’s 2018 swap was a liability of $5,578, which is included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next five years. The Company expects approximately $2,116 ($2,836 before taxes) of derivative losses included in accumulated other comprehensive loss at June 29, 2019, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of June 29, 2019 and December 29, 2018. The fair value of the Company’s borrowings under the Revolving Credit Facility approximated a carrying value of $0 at June 29, 2019 and December 29, 2018, respectively.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of June 29, 2019 and December 29, 2018, the fair value of the Company’s long-term debt was approximately $1,595,373 and $1,757,717, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,642,210 and $1,746,708, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 12 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at June 29, 2019	$19,330	$0	$19,330	$0
Interest rate swap asset at December 29, 2018	$3,924	$0	$3,924	$0
Interest rate swap liability at December 29, 2018	$5,578	$0	$5,578	$0

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3, during the six months ended June 29, 2019 and the fiscal year ended December 29, 2018.

14.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Six Months Ended June 29, 2019
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)
Other comprehensive (loss) income before reclassifications, net of tax	(12,255)	2,623	(9,632)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	(1,314)	0	(1,314)
Net current period other comprehensive (loss) income including noncontrolling interest	(13,569)	2,623	(10,946)
Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	(6)	(6)
Ending Balance at June 29, 2019	$(14,744)	$(11,965)	$(26,709)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Six Months Ended June 30, 2018
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)
Other comprehensive income (loss) before reclassifications, net of tax	7,236	(5,396)	1,840
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	1,942	0	1,942
Adoption of accounting standard	(1,161)	(1,324)	(2,485)
Net current period other comprehensive income (loss) including noncontrolling interest	8,017	(6,720)	1,297
Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	373	373
Ending Balance at June 30, 2018	$2,625	$(11,422)	$(8,797)
(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$498	$(346)	$1,760	$(2,603)	Interest expense
	498	(346)	1,760	(2,603)	Income before income taxes
	(126)	88	(446)	661	Provision for income taxes
	$372	$(258)	$1,314	$(1,942)	Net income

(a)	Amounts in parentheses indicate debits to profit/loss
15.	Segment Data

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

	Total Revenue, net		Total Revenue, net
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
North America	$255,644	$284,538	$505,656	$563,715
Continental Europe	77,329	81,592	153,486	164,123
United Kingdom	24,525	29,210	49,136	59,495
Other	11,525	14,407	23,910	30,637
Total revenue, net	$369,023	$409,747	$732,188	$817,970

	Net Income		Net Income
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Segment operating income:
North America	$91,169	$112,040	$132,282	$174,393
Continental Europe	30,764	32,478	40,839	50,409
United Kingdom	4,308	6,035	3,557	9,903
Other	1,726	3,452	1,396	5,037
Total segment operating income	127,967	154,005	178,074	239,742
General corporate expenses	22,494	26,297	50,703	49,963
Interest expense	34,732	35,866	69,927	71,732
Other expense, net	438	1,333	741	1,097
Provision for income taxes	16,586	19,825	13,711	7,208
Net income	$53,717	$70,684	$42,992	$109,742
Net loss attributable to the noncontrolling interest	117	36	156	90
Net income attributable to Weight Watchers International, Inc.	$53,834	$70,720	$43,148	$109,832

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Depreciation and Amortization		Depreciation and Amortization
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
North America	$9,081	$9,163	$18,386	$18,642
Continental Europe	395	317	776	618
United Kingdom	139	350	425	715
Other	107	164	218	309
Total segment depreciation and amortization	9,722	9,994	19,805	20,284
General corporate depreciation and amortization	4,037	2,834	7,568	5,612
Depreciation and amortization	$13,759	$12,828	$27,373	$25,896

Due to the adoption of the updated lease accounting guidance the Company has a right of use operating lease asset of $144,913 as of June 29, 2019, of which 52% is in the North America reportable segment and 42% is general corporate related.
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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $720 and $2,003 for the three and six months ended June 29, 2019, respectively, and $689 and $1,988 for the three and six months ended June 30, 2018, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at June 29, 2019 and December 29, 2018 was $0 and $62, respectively.

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

As previously disclosed, the Company undertook an organizational realignment which resulted in the elimination of certain positions and termination of employment for certain employees worldwide in the six months ended June 29, 2019.  The Company recorded expenses in connection with employee termination benefit costs of $6,331 ($4,727 after tax) during the six months ended June 29, 2019. These expenses impacted cost of revenues by $1,425 and selling, general and administrative expense by $4,906 in the six months ended June 29, 2019. The Company recorded all expenses in the first quarter of 2019 and does not anticipate recording additional expenses in connection with this organizational realignment.  All expenses were recorded to general corporate expenses and therefore there was no impact to the segments.

For the six months ended June 29, 2019, the Company made payments of $3,882 towards the liability for these expenses and lowered provision estimates by $91.  The Company expects the remaining liability of $2,358 to be paid in full in fiscal 2019.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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
•

the possibility that the interests of Artal Group S.A, or Artal, the largest holder of our common stock and a shareholder with significant influence over us, will conflict with our interests or the interests of other holders of our common stock;

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

CRITICAL ACCOUNTING POLICIES

Goodwill and Franchise Rights Acquired Annual Impairment Test

We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of May 5, 2019 and May 6, 2018, each the first day of fiscal May, on our goodwill and other indefinite-lived intangible assets.

In performing our goodwill impairment analysis for our reporting units for fiscal 2019 and fiscal 2018, no impairment was identified as the respective fair values of each reporting unit exceeded its carrying value. In performing the impairment analysis for our franchise rights acquired with indefinite lives for fiscal 2019 and fiscal 2018, we determined that the carrying amounts of these units of account did not exceed their respective units of account fair values and therefore no impairment existed.

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

In performing our annual impairment analysis, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their current levels, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2018.

The following is a more detailed discussion of our goodwill and franchise rights acquired impairment analysis.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries as of the June 29, 2019 balance sheet date were $98.9 million, $40.9 million, $4.6 million and $9.6 million, respectively.

Based on the results of our annual goodwill impairment test performed for all of our reporting units, except for Brazil, as of the June 29, 2019 balance sheet date, for reporting units that hold 97.0% of our goodwill, those units had an estimated fair value at least 60% higher than the respective reporting unit’s carrying amount. Based on the results of our annual goodwill impairment test performed for our Brazil reporting unit as of the June 29, 2019 balance sheet date, this reporting unit holds 3.0% of our goodwill, and the estimated fair value of this reporting unit was approximately 3% higher than its carrying value.  Accordingly, a change in the underlying assumptions for Brazil would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill.

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

The following are the more significant assumptions utilized in our annual impairment analyses (except for Brazil) for fiscal 2019 and fiscal 2018:

	June 29,	June 30,
	2019	2018
Debt-Free Cumulative Annual Cash Flow Growth Rate	4.2%	3.8% to 5.4%
Discount Rate	9.0%	8.7%

As it relates to our goodwill impairment analysis for Brazil, we estimated future debt-free cash flows in contemplation of our growth strategies for that market. In developing these projections, we considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for our peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon, all as reflected in the discount rate. The cost of debt was determined by estimating the Company’s current borrowing rate.

For Brazil, the following are the more significant assumptions utilized in our annual goodwill impairment analyses for fiscal 2019 and fiscal 2018:

	June 29,	June 30,
	2019	2018
Cumulative Annual Revenue Cash Flow Growth Rate	13.0%	14.8%
Average Operating Income Margin	10.2%	3.7%
Average Operating Income Margin Range	(25.3%) to 24.3%	(17.3%) to 16.5%
Discount Rate	16.0%	16.2%

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Studio + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and Digital business in the country in which the applicable acquisition occurred. The book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at June 29, 2019 were $671.9 million, $55.1 million, $11.4 million, $6.3 million, and $4.8 million, respectively.

Based on the results of our fiscal 2019 annual franchise rights acquired impairment analysis for all of our units of account, except for New Zealand, as of the June 29, 2019 balance sheet date, for units of account that hold 99.4% of our franchise rights acquired, those units had an estimated fair value at least 40% higher than the respective units of account carrying amount. Based on the results of our annual franchise rights acquired impairment test performed for our New Zealand unit of account as of the June 29, 2019 balance sheet date, this unit of account holds 0.6% of our franchise rights acquired, and the estimated fair value of this unit of account was approximately 3% higher than its carrying value.  Accordingly, a change in the underlying assumptions for New Zealand would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired.

In our hypothetical start-up approach analysis for fiscal 2019, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Studio + Digital business in each country based on assumptions regarding revenue growth and operating income margins.  The cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a market-based royalty rate. The cash flows for the Studio + Digital and Digital businesses were discounted utilizing rates consistent with those utilized in the annual goodwill impairment analysis.

In performing this impairment analysis for fiscal 2019, for the year of maturity, we assumed Studio + Digital revenue (comprised of Studio + Digital Fees and revenues from products sold to members in workshops) growth of (5.3%) to 3.5% in the year of maturity from fiscal 2018, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.6%. For the year of maturity and beyond, we assumed operating income margin rates of 0.3% to 17.4%.

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

PERFORMANCE INDICATORS

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•

Revenues—Our “Service Revenues” consist of “Digital Subscription Revenues” and “Studio + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including our Personal Coaching + Digital product. “Studio + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products in workshops and via ecommerce, revenues from licensing, magazine subscriptions, publishing and third-party advertising in publications and on our websites and sales from the By Mail product, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and commissions.

•

Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our digital subscription products (including Personal Coaching + Digital); (ii) “Studio + Digital Paid Weeks” is the sum of total paid commitment plan weeks which include workshops and digital offerings and total “pay-as-you-go” weeks; and (iii) “Total Paid Weeks” is the sum of Digital Paid Weeks and Studio + Digital Paid Weeks.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

The table below sets forth selected financial information for the second quarter of fiscal 2019 from our consolidated statements of net income for the three months ended June 29, 2019 versus selected financial information for the second quarter of fiscal 2018 from our consolidated statements of net income for the three months ended June 30, 2018:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended					% Change
	June 29, 2019	June 30, 2018	Increase/ (Decrease)	% Change		Constant Currency
Revenues, net	$369.0	$409.7	$(40.7)	(9.9%)		(8.1%)
Cost of revenues	153.2	165.0	(11.7)	(7.1%)		(5.4%)

Gross profit	215.8	244.8	(29.0)	(11.8%)		(9.9%)
Gross Margin %	58.5%	59.7%

Marketing expenses	50.0	55.4	(5.5)	(9.8%)		(7.4%)
Selling, general & administrative expenses	60.4	61.7	(1.3)	(2.1%)		(0.5%)
Operating income	105.5	127.7	(22.2)	(17.4%)		(15.6%)
Operating Income Margin %	28.6%	31.2%

Interest expense	34.7	35.9	(1.1)	(3.2%)		(3.2%)
Other expense, net	0.4	1.3	(0.9)	67.1%		67.1%
Income before income taxes	70.3	90.5	(20.2)	(22.3%)		(19.8%)

Provision for income taxes	16.6	19.8	(3.2)	(16.3%)		(12.8%)
Net income	53.7	70.7	(17.0)	(24.0%)		(21.7%)
Net loss attributable to the noncontrolling interest	0.1	0.0	0.1	100.0%	*	100.0% *

Net income attributable to Weight Watchers International, Inc.	$53.8	$70.7	$(16.9)	(23.9%)		(21.6%)

Weighted average diluted shares outstanding	69.1	70.2	(1.0)	(1.4%)		(1.4%)
Diluted earnings per share	$0.78	$1.01	$(0.23)	(22.8%)		(20.4%)

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Consolidated Results

Revenues

Revenues in the second quarter of fiscal 2019 were $369.0 million, a decrease of $40.7 million, or 9.9%, versus the second quarter of fiscal 2018. Excluding the impact of foreign currency, which negatively impacted our revenues for the second quarter of fiscal 2019 by $7.5 million, revenues in the second quarter of fiscal 2019 would have decreased 8.1% versus the prior year period. This decrease was driven primarily by the revenue declines in North America. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the second quarter of fiscal 2019 decreased $11.7 million, or 7.1%, versus the prior year period. Gross profit decreased $29.0 million, or 11.8%, in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 primarily due to the decrease in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for the second quarter of fiscal 2019 by $4.6 million, gross profit in the second quarter of fiscal 2019 would have decreased 9.9% versus the prior year period. Gross margin in the second quarter of fiscal 2019 decreased 1.3% to 58.5% versus 59.7% in the second quarter of fiscal 2018. Gross margin decline was driven primarily by fixed cost deleverage and partially offset by a mix shift to the higher margin Digital business.

Marketing

Marketing expenses for the second quarter of fiscal 2019 decreased $5.5 million, or 9.8%, versus the second quarter of fiscal 2018. Excluding the impact of foreign currency, which decreased marketing expenses for the second quarter of fiscal 2019 by $1.3 million, marketing expenses in the second quarter of fiscal 2019 would have decreased 7.4% versus the second quarter of fiscal 2018. This decrease in marketing expense was largely due to decreased TV media and production costs, all on a global basis. Marketing expenses as a percentage of revenue was 13.5% in both the second quarter of fiscal 2019 and fiscal 2018.

Selling, General and Administrative

Selling, general and administrative expenses for the second quarter of fiscal 2019 decreased $1.3 million, or 2.1%, versus the second quarter of fiscal 2018. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the second quarter of fiscal 2019 by $1.0 million, selling, general and administrative expenses in the second quarter of fiscal 2019 would have decreased 0.5% versus the prior year period. The decrease in selling, general and administrative expenses in the second quarter of fiscal 2019 was driven primarily by lower professional fees in the quarter. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2019 increased to 16.4% from 15.0% for the second quarter of fiscal 2018.

Operating Income

Operating income in the second quarter of fiscal 2019 decreased $22.2 million, or 17.4%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted operating income for the second quarter of fiscal 2019 by $2.3 million, operating income in the second quarter of fiscal 2019 would have decreased 15.6% versus the prior year period. This decrease in operating income was driven by lower operating income in all reportable segments as compared to the prior year period. Operating income margin in the second quarter of fiscal 2019 decreased 2.6% to 28.6% versus 31.2% in the second quarter of fiscal 2018. This decrease in operating income margin was driven primarily by a decrease in gross margin and an increase in selling, general and administrative expenses as a percentage of revenue.

Interest Expense

Interest expense in the second quarter of fiscal 2019 decreased $1.1 million, or 3.2%, versus the second quarter of fiscal 2018. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2019 and the second quarter of fiscal 2018 and excluding the impact of our interest rate swap in effect, increased to 8.12% per annum at the end of the second quarter of fiscal 2019 from 7.73% per annum at the end of the second quarter of fiscal 2018. Including the impact of our interest rate swap in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2019 and the second quarter of fiscal 2018, increased to 8.00% per annum at the end of the second quarter of fiscal 2019 from 7.80% per annum at the end of the second quarter of fiscal 2018.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.  For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.9 million in the second quarter of fiscal 2019 to $0.4 million of expense as compared to $1.3 million of expense in the prior year period.

Tax

Our effective tax rate for the second quarter of fiscal 2019 was 23.6% as compared to 21.9% for the second quarter of fiscal 2018. The effective tax rate in the second quarter of fiscal 2019 was impacted by a $0.9 million tax expense related to global intangible low-taxed income, or GILTI.  The GILTI tax expense was partially offset by a $1.4 million tax benefit related to the reversal of tax reserves no longer needed, a $0.8 million tax benefit related to the cessation of certain publishing operations and a $0.6 million tax benefit related to foreign-derived intangible income, or FDII.  Our effective tax rate in the second quarter of fiscal 2018 was impacted by the $4.1 million tax benefit related to tax windfalls from stock compensation.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the second quarter of fiscal 2019 reflected a $16.9 million, or 23.9%, decline from the second quarter of fiscal 2018.  Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the second quarter of fiscal 2019 by $1.6 million, net income attributable to the Company in the second quarter of fiscal 2019 would have declined 21.6% from the second quarter of fiscal 2018.

Earnings per fully diluted share, or EPS, in the second quarter of fiscal 2019 was $0.78 compared to $1.01 in the second quarter of fiscal 2018.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the second quarter of fiscal 2019 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q2 2019
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$219.8	$35.8	$255.6	$220.3	$35.9	$256.2	39.2	2,950.5	2,940.7
CE	67.3	10.1	77.3	71.4	10.7	82.1	15.1	1,157.5	1,137.6
UK	18.5	6.0	24.5	19.6	6.4	25.9	5.2	391.9	387.0
Other (1)	8.2	3.3	11.5	8.9	3.4	12.3	1.3	109.6	102.8
Total	$313.8	$55.3	$369.0	$320.1	$56.4	$376.5	60.8	4,609.5	4,568.1

	% Change Q2 2019 vs.Q2 2018
North America	(9.9%)	(11.9%)	(10.2%)	(9.6%)	(11.7%)	(9.9%)	(4.2%)	(2.8%)	(1.9%)
CE	(2.1%)	(21.7%)	(5.2%)	3.8%	(16.8%)	0.6%	10.7%	11.3%	11.5%
UK	(14.0%)	(21.7%)	(16.0%)	(9.0%)	(17.2%)	(11.2%)	(1.5%)	0.7%	0.9%
Other (1)	(14.7%)	(30.6%)	(20.0%)	(7.9%)	(28.2%)	(14.7%)	(2.6%)	2.9%	2.0%
Total	(8.7%)	(16.3%)	(9.9%)	(6.9%)	(14.5%)	(8.1%)	(0.6%)	0.9%	1.5%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q2 2019
	Digital Subscription Revenues		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$102.9	$103.1	26.0	1,968.2	1,995.8	$117.0	$117.2	13.1	982.3	944.9
CE	43.6	46.3	12.0	913.9	914.5	23.7	25.1	3.1	243.6	223.1
UK	7.0	7.4	2.5	192.8	195.0	11.5	12.2	2.7	199.1	192.0
Other (1)	3.5	3.8	0.8	61.4	59.3	4.7	5.0	0.6	48.1	43.4
Total	$157.0	$160.6	41.3	3,136.3	3,164.7	$156.8	$159.5	19.5	1,473.0	1,403.4

	% Change Q2 2019 vs. Q2 2018
North America	1.7%	2.0%	2.2%	2.8%	4.3%	(18.1%)	(17.9%)	(14.9%)	(12.2%)	(12.7%)
CE	10.8%	17.6%	17.8%	18.2%	18.3%	(19.5%)	(14.6%)	(10.5%)	(8.7%)	(9.8%)
UK	0.5%	6.3%	6.5%	7.5%	8.4%	(21.0%)	(16.4%)	(8.0%)	(5.0%)	(5.7%)
Other (1)	(2.3%)	5.6%	4.0%	6.2%	6.9%	(22.2%)	(16.1%)	(10.2%)	(1.0%)	(4.0%)
Total	3.9%	6.3%	6.6%	7.2%	8.3%	(18.6%)	(17.2%)	(13.2%)	(10.4%)	(11.1%)
Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the second quarter of fiscal 2019 versus the prior year period was driven by both a decrease in Service Revenues and a decrease in product sales and other. This decrease in Service Revenues in the second quarter of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues.  The decrease in North America Total Paid Weeks was driven by lower recruitments in the quarter partially offset by the higher number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2019 versus the beginning of the second quarter of fiscal 2018.

The decrease in North America product sales and other in the second quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

Continental Europe Performance

The decrease in Continental Europe revenues in the second quarter of fiscal 2019 versus the prior year period was driven by the impact of foreign currency.  Excluding foreign currency, revenues in the second quarter of fiscal 2019 would have increased slightly above the prior year period driven by an increase in Service Revenues. This increase in Service Revenues in the second quarter of fiscal 2019 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2019 versus the beginning of the second quarter of fiscal 2018, partially offset by lower Studio + Digital recruitments in the second quarter of fiscal 2019.

The decrease in Continental Europe product sales and other in the second quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

United Kingdom Performance

The decrease in UK revenues in the second quarter of fiscal 2019 versus the prior year period was driven by both the decrease in Service Revenues and product sales and other. This decrease in Service Revenues in the second quarter of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees.  The decrease in UK Total Paid Weeks was driven by lower Studio + Digital recruitments in the quarter partially offset by the higher number of Incoming Subscribers at the beginning of the second quarter of fiscal 2019 versus the beginning of the second quarter of fiscal 2018.

The decrease in UK product sales and other in the second quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

Other Performance

The decrease in Other revenues in the second quarter of fiscal 2019 versus the prior year period was driven by both a decrease in Service Revenues and a decrease in product sales and other. The decrease in Service Revenues in the second quarter of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees.

The decrease in Other product sales and other in the second quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in both product sales and franchise commissions.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 29, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

The table below sets forth selected financial information for the first six months of fiscal 2019 from our consolidated statements of net income for the six months ended June 29, 2019 versus selected financial information for the first six months of fiscal 2018 from our consolidated statements of net income for the six months ended June 30, 2018:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Six Months Ended				% Change
	June 29, 2019	June 30, 2018	Increase/ (Decrease)	% Change	Constant Currency
Revenues, net	$732.2	$818.0	$(85.8)	(10.5%)	(8.3%)
Cost of revenues	315.4	352.2	(36.8)	(10.4%)	(8.4%)

Gross profit	416.8	465.8	(49.0)	(10.5%)	(8.3%)
Gross Margin %	56.9%	56.9%

Marketing expenses	164.2	154.3	9.9	6.4%	9.6%
Selling, general & administrative expenses	125.2	121.7	3.5	2.9%	4.8%
Operating income	127.4	189.8	(62.4)	(32.9%)	(31.2%)
Operating Income Margin %	17.4%	23.2%

Interest expense	69.9	71.7	(1.8)	(2.5%)	(2.5%)
Other expense, net	0.7	1.1	(0.4)	32.4%	32.4%
Income before income taxes	56.7	116.9	(60.2)	(51.5%)	(48.8%)

Provision for income taxes	13.7	7.2	6.5	90.2%	100.0% *
Net income	43.0	109.7	(66.8)	(60.8%)	(58.8%)
Net loss attributable to the noncontrolling interest	0.2	0.1	0.1	74.4%	86.2%

Net income attributable to Weight Watchers International, Inc.	$43.1	$109.8	$(66.7)	(60.7%)	(58.7%)

Weighted average diluted shares outstanding	69.3	69.9	(0.6)	(0.9%)	(0.9%)
Diluted earnings per share	$0.62	$1.57	$(0.95)	(60.3%)	(58.3%)

Note: Totals may not sum due to rounding.

*Note:  Percentage in excess of 100.0%

Consolidated Results

Revenues

Revenues in the first six months of fiscal 2019 were $732.2 million, a decrease of $85.8 million, or 10.5%, versus the first six months of fiscal 2018. Excluding the impact of foreign currency, which negatively impacted our revenues for the first six months of fiscal 2019 by $17.7 million, revenues in the first six months of fiscal 2019 would have decreased 8.3% versus the prior year period. This decrease was driven primarily by the revenue declines in North America. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first six months of fiscal 2019 decreased $36.8 million, or 10.4%, versus the prior year period. Gross profit decreased $49.0 million, or 10.5%, in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 primarily due to the decrease in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for the first six months of fiscal 2019 by $10.6 million, gross profit in the first six months of fiscal 2019 would have decreased 8.3% versus the prior year period. Gross margin in the first six months of fiscal 2019 was flat when compared to the first six months of fiscal 2018.

Marketing

Marketing expenses for the first six months of fiscal 2019 increased $9.9 million, or 6.4%, versus the first six months of fiscal 2018. Excluding the impact of foreign currency, which decreased marketing expenses for the first six months of fiscal 2019 by $5.0 million, marketing expenses in the first six months of fiscal 2019 would have increased 9.6% versus the first six months of fiscal 2018. This increase in marketing expense was largely due to increased Online media expense and agency and celebrity fees, all on a global basis. Marketing expenses as a percentage of revenue increased to 22.4% in the first six months of fiscal 2019 as compared to 18.9% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first six months of fiscal 2019 increased $3.5 million, or 2.9%, versus the first six months of fiscal 2018. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first six months of fiscal 2019 by $2.3 million, selling, general and administrative expenses in the first six months of fiscal 2019 would have increased 4.8% versus the prior year period. The increase in selling, general and administrative expenses in the first six months of fiscal 2019 was driven primarily by expenses related to our organizational realignment in the first quarter of 2019 and higher salary and related costs partially offset by a reduction in professional fees. Selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2019 increased to 17.1% from 14.9% for the first six months of fiscal 2018.

Operating Income

Operating income in the first six months of fiscal 2019 decreased $62.4 million, or 32.9%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted operating income for the first six months of fiscal 2019 by $3.2 million, operating income in the first six months of fiscal 2019 would have decreased 31.2% versus the prior year period. This decrease in operating income was driven primarily by lower operating income in all reportable segments as compared to the prior year period. Operating income margin in the first six months of fiscal 2019 decreased 5.8% to 17.4% versus 23.2% in the first six months of fiscal 2018. This decrease in operating income margin was driven primarily by an increase in marketing as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue.

Interest Expense

Interest expense in the first six months of fiscal 2019 decreased $1.8 million, or 2.5%, versus the first six months of fiscal 2018. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2019 and the first six months of fiscal 2018 and excluding the impact of our interest rate swap in effect, increased to 8.17% per annum at the end of the first six months of fiscal 2019 from 7.44% per annum at the end of the first six months of fiscal 2018. Including the impact of our interest rate swap in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2019 and the first six months of fiscal 2018, increased to 7.97% per annum at the end of the first six months of fiscal 2019 from 7.72% per annum at the end of the first six months of fiscal 2018.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.  For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.4 million in the first six months of fiscal 2019 to $0.7 million of expense as compared to $1.1 million of expense in the prior year period.

Tax

Our effective tax rate for the first six months of fiscal 2019 was 24.2% as compared to 6.2% for the first six months of fiscal 2018. The effective tax rate in the first six months of fiscal 2019 was impacted by a $1.8 million tax expense related to GILTI and $1.8 million of higher state income tax expenses versus the prior year period.  The GILTI tax expense was partially offset by a $1.4 million tax benefit related to the reversal of tax reserves no longer needed, a $1.3 million tax benefit related to FDII and a $0.8 million tax benefit related to the cessation of certain publishing operations.  Our effective tax rate in the first six months of fiscal 2018 was impacted by the $22.2 million tax benefit related to tax windfalls from stock compensation and a $1.9 million tax benefit related to the cessation of operations of our Mexican subsidiary.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first six months of fiscal 2019 reflected a $66.7 million, or 60.7%, decline from the first six months of fiscal 2018.  Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the first six months of fiscal 2019 by $2.2 million, net income attributable to the Company in the first six months of fiscal 2019 would have declined 58.7% from the first six months of fiscal 2018.

EPS in the first six months of fiscal 2019 was $0.62 compared to $1.57 in the first six months of fiscal 2018. EPS for the first six months of fiscal 2019 included a $0.07 expense in connection with our organizational realignment and EPS for the first six months of fiscal 2018 included a $0.25 tax benefit from Oprah Winfrey’s exercise of a portion of her stock options.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first six months of fiscal 2019 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Half of 2019
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$436.2	$69.5	$505.7	$437.4	$69.7	$507.1	77.0	2,558.5	2,940.7
CE	131.4	22.1	153.5	141.0	23.7	164.7	29.4	940.2	1,137.6
UK	36.2	13.0	49.1	38.5	13.8	52.2	10.4	333.7	387.0
Other (1)	16.8	7.2	23.9	18.3	7.5	25.8	2.8	100.0	102.8
Total	$620.5	$111.7	$732.2	$635.2	$114.7	$749.9	119.5	3,932.3	4,568.1

	% Change First Half of 2019 vs. First Half of 2018
North America	(8.4%)	(20.6%)	(10.3%)	(8.2%)	(20.3%)	(10.0%)	(1.5%)	20.9%	(1.9%)
CE	(1.9%)	(26.7%)	(6.5%)	5.3%	(21.3%)	0.4%	11.8%	30.0%	11.5%
UK	(14.8%)	(23.9%)	(17.4%)	(9.4%)	(19.1%)	(12.2%)	0.5%	12.7%	0.9%
Other (1)	(15.0%)	(34.5%)	(21.9%)	(7.0%)	(31.5%)	(15.8%)	0.8%	27.8%	2.0%
Total	(7.7%)	(23.3%)	(10.5%)	(5.5%)	(21.2%)	(8.3%)	1.7%	22.4%	1.5%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Half of 2019
	Digital Subscription Revenues		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$201.6	$202.2	50.6	1,648.4	1,995.8	$234.6	$235.2	26.4	910.1	944.9
CE	83.8	89.9	23.1	730.3	914.5	47.6	51.1	6.2	209.9	223.1
UK	13.4	14.3	5.0	160.1	195.0	22.8	24.2	5.4	173.6	192.0
Other (1)	7.0	7.7	1.6	55.3	59.3	9.7	10.6	1.2	44.7	43.4
Total	$305.8	$314.1	80.3	2,594.0	3,164.7	$314.7	$321.2	39.2	1,338.4	1,403.4

	% Change First Half of 2019 vs. First Half of 2018
North America	4.3%	4.6%	5.5%	31.8%	4.3%	(17.1%)	(16.9%)	(12.7%)	5.1%	(12.7%)
CE	10.9%	19.1%	18.8%	36.6%	18.3%	(18.6%)	(12.6%)	(8.3%)	11.3%	(9.8%)
UK	(0.8%)	5.4%	7.8%	19.2%	8.4%	(21.3%)	(16.4%)	(5.4%)	7.3%	(5.7%)
Other (1)	(2.4%)	6.8%	7.9%	24.9%	6.9%	(22.2%)	(15.0%)	(7.1%)	31.6%	(4.0%)
Total	5.6%	8.5%	9.2%	32.1%	8.3%	(17.8%)	(16.1%)	(10.9%)	7.1%	(11.1%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the first six months of fiscal 2019 versus the prior year period was driven by both a decrease in Service Revenues and a decrease in product sales and other. This decrease in Service Revenues in the first six months of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues.  The decrease in North America Total Paid Weeks was driven by lower recruitments in the first six months of fiscal 2019 partially offset by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018.  Lower recruitments in the first six months of fiscal 2019 were driven by cycling against the successful launch of our WW Freestyle program in December 2017 and by the impact of ineffective marketing at the start of fiscal 2019.

The decrease in North America product sales and other in the first six months of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

Continental Europe Performance

The decrease in Continental Europe revenues in the first six months of fiscal 2019 versus the prior year period was driven by the impact of foreign currency.  Excluding foreign currency, revenues in the first six months of fiscal 2019 would have increased slightly above the prior year period driven by an increase in Service Revenues. This increase in Service Revenues in the first six months of fiscal 2019 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018, partially offset by lower recruitments in the first six months of fiscal 2019. Lower recruitments in the first six months were driven by cycling against the successful launch of our new program in December 2017 and by the impact of ineffective marketing at the start of fiscal 2019.

The decrease in Continental Europe product sales and other in the first six months of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

United Kingdom Performance

The decrease in UK revenues in the first six months of fiscal 2019 versus the prior year period was driven by both the decrease in Service Revenues and product sales and other. This decrease in Service Revenues in the first six months of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees.  The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018, partially offset by lower recruitments in the first six months of fiscal 2019. Lower recruitments in the first six months were driven by cycling against the successful launch of our new program in December 2017 and by the impact of ineffective marketing at the start of fiscal 2019.

The decrease in UK product sales and other in the first six months of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales and to a lesser extent a decrease in licensing.

Other Performance

The decrease in Other revenues in the first six months of fiscal 2019 versus the prior year period was driven by both a decrease in Service Revenues and a decrease in product sales and other. The decrease in Service Revenues in the first six months of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees.

The decrease in Other product sales and other in the first six months of fiscal 2019 versus the prior year period was driven primarily by a decrease in both product sales and franchise commissions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We believe that cash generated by operations during fiscal 2019, our cash on hand of approximately $180.6 million at June 29, 2019, our $148.8 million of availability under our Revolving Credit Facility and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

As market conditions warrant, we may, from time to time, seek to purchase our outstanding debt securities or loans, including the Notes and borrowings under the Credit Facilities (each as defined below). Such transactions could be privately negotiated or open market transactions, pursuant to tender offers or otherwise. Subject to any applicable limitations contained in the agreements governing, or terms of, our indebtedness, any such purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	June 29,	December 29,	Increase/
	2019	2018	(Decrease)
	(in millions)
Total current assets	$284.1	$366.4	$(82.3)
Total current liabilities	350.2	341.3	8.9
Working capital (deficit) surplus	(66.1)	25.1	91.2
Cash and cash equivalents	180.6	237.0	(56.3)
Current portion of long-term debt	57.8	77.0	(19.3)
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(189.0)	$(134.9)	$54.1

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $54.1 million increase in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	June 29,	December 29,	Increase/	Impact to Working
	2019	2018	(Decrease)	Capital Deficit
	(in millions)
Portion of operating lease liabilities due within one year	$32.0	$-	$32.0	$32.0
Prepaid income taxes	$15.2	$34.0	$(18.8)	$18.8
Derivative payable, net	$19.3	$2.1	$17.3	$17.3
Deferred revenue	$56.9	$53.5	$3.4	$3.4
Accrued interest	$28.0	$28.7	$(0.6)	$(0.6)
Income taxes payable	$19.7	$22.6	$(2.9)	$(2.9)
Operational liabilities and other, net of assets	$48.2	$62.0	$(13.8)	$(13.8)
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$54.1

Note: Totals may not sum due to rounding.

Portion of operating lease liabilities due within one year is due to the adoption of the updated lease accounting guidance.  The decrease in prepaid income taxes is primarily related to refunds received.  The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by the timing of payments.  The increase in deferred revenue was driven primarily by seasonality.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the six months ended:

	June 29, 2019	June 30, 2018
	(in millions)
Net cash provided by operating activities	$79.8	$168.6
Net cash used for investing activities	$(23.7)	$(30.5)
Net cash used for financing activities	$(111.9)	$(51.4)

Operating Activities

First Six Months of Fiscal 2019

Cash flows provided by operating activities of $79.8 million for the first six months of fiscal 2019 reflected a decrease of $88.8 million from $168.6 million of cash flows provided by operating activities in the first six months of fiscal 2018. The decrease in cash provided by operating activities was primarily the result of a decrease in net income attributable to the Company of $66.7 million in the first six months of fiscal 2019 as compared to the prior year period.

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

Investing Activities

First Six Months of Fiscal 2019

Net cash used for investing activities totaled $23.7 million in the first six months of fiscal 2019, a decrease of $6.8 million as compared to the first six months of fiscal 2018. This decrease was primarily attributable to lower capital expenditures for technology in the first six months of fiscal 2019.

First Six Months of Fiscal 2018

Net cash used for investing activities totaled $30.5 million in the first six months of fiscal 2018, an increase of $11.4 million as compared to the first six months of fiscal 2017. This increase was due to investments in intellectual properties in the first six months of fiscal 2018.

Financing Activities

First Six Months of Fiscal 2019

Net cash used for financing activities totaled $111.9 million in the first six months of fiscal 2019, primarily due to $50.0 million used for the debt prepayment and $57.8 million used for scheduled debt repayments under our Term Loan Facility.  See “—Long-Term Debt” for additional details on debt payments.

First Six Months of Fiscal 2018

Net cash used for financing activities totaled $51.4 million in the first six months of fiscal 2018, primarily due to $25.0 million of net repayments on the outstanding principal amount on the Revolving Credit Facility and $38.5 million used for the scheduled debt repayments under our Term Loan Facility, which was partially offset by $23.3 million in proceeds from stock options exercised.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at June 29, 2019:

Long-Term Debt

At June 29, 2019

(Balances in millions)

Balance
Term Loan Facility due November 29, 2024	$1,374.5
Notes due December 1, 2025	300.0
Total	1,674.5
Less: Current Portion	57.8
Unamortized Deferred Financing Costs	8.5
Unamortized Debt Discount	23.8
Total Long-Term Debt	$1,584.5

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

On May 31, 2019, we made a voluntary prepayment at par of $50.0 million in respect of our outstanding term loans under the Term Loan Facility. As a result of this prepayment, we wrote off deferred financing fees of $0.3 million in the second quarter of fiscal 2019.

As of June 29, 2019, we had $1,374.5 million of debt outstanding under the Credit Facilities with $148.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility.  There was no outstanding balance under the Revolving Credit Facility as of June 29, 2019.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 29, 2019, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement.  If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Net Debt Leverage Ratio. Based on our Consolidated First Lien Net Debt Leverage Ratio as of June 29, 2019, the commitment fee was 0.35% per annum.  Our Consolidated First Lien Net Debt Leverage Ratio as of June 29, 2019 was 2.93:1.00.

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

As of June 29, 2019, we were in compliance with all applicable financial covenants in the Credit Agreement governing the Credit Facilities.

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

Outstanding Debt

At June 29, 2019, we had $1,674.5 million outstanding under the Credit Facilities and the Notes, consisting of the Term Loan Facility of $1,374.5 million, $0.0 million drawn down on the Revolving Credit Facility and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At June 29, 2019 and December 29, 2018, our debt consisted of both fixed and variable-rate instruments.  Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 12 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swap in effect, was approximately 8.17% and 7.73% per annum at June 29, 2019 and December 29, 2018, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swap in effect, was approximately 7.61% and 7.46% per annum at June 29, 2019 and December 29, 2018, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at June 29, 2019:

Total Debt Obligation

(Including Current Portion)

At June 29, 2019

(in millions)

Remainder of Fiscal 2019	$19.3
Fiscal 2020	$96.3
Fiscal 2021	$77.0
Fiscal 2022	$77.0
Fiscal 2023	$77.0
Fiscal 2024 and thereafter	$1,328.0
Total	$1,674.5

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At June 29, 2019 and June 30, 2018, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was a loss of $14.7 million and a gain of $2.6 million, respectively. At June 29, 2019 and June 30, 2018, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $12.0 million and $11.4 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended June 29, 2019 and June 30, 2018, we repurchased no shares of our common stock in the open market under this program.

EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation. The table below sets forth the calculations for EBITDAS for the three and six months ended June 29, 2019 and June 30, 2018, and EBITDAS for the trailing twelve months ended June 29, 2019:

(in millions)

	Three Months Ended		Six Months Ended		Trailing Twelve
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	Months
Net Income	$53.8	$70.7	$43.1	$109.8	$157.1
Interest	34.7	35.9	69.9	71.7	140.5
Taxes	16.6	19.8	13.7	7.2	27.0
Depreciation and Amortization	11.3	10.6	22.7	21.8	45.0
Stock-based Compensation	4.9	5.3	9.7	9.7	20.2
EBITDAS	$121.3	$142.3	$159.2	$220.2	$389.8

Note: Totals may not sum due to rounding.

Reducing leverage is a capital structure priority for the Company. As of June 29, 2019, our net debt/EBITDAS ratio was 3.7x.  The table below sets forth the calculation for net debt, a non-GAAP financial measure:

(in millions)

June 29, 2019
Total debt	$1,674.5
Less: Unamortized deferred financing costs	8.5
Less: Unamortized debt discount	23.8
Less: Cash on hand	180.6
Net debt	$1,461.6

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

SEASONALITY

Our business is seasonal due to the importance of the winter season to our overall member recruitment environment. Historically, we experience our highest level of recruitment during the first quarter of the year, which is supported with the highest concentration of advertising spending. Therefore, our number of End of Period Subscribers in the first quarter of the year is typically higher than the number in other quarters of the year, historically reflecting a decline over the course of the year.

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

As of June 29, 2019, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2018 have not materially changed from December 29, 2018.

At the end of the second quarter of fiscal 2019, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 4.75%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of June 29, 2019, our interest rate swap in effect had a notional amount of $1.00 billion. Accordingly, as of June 29, 2019, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the LIBOR Floor, a hypothetical 100 basis point increase in interest rates would have increased annual interest expense by approximately $3.7 million and a hypothetical 100 basis point decrease in interest rates would have decreased annual interest expense by approximately $3.7 million. These changes are driven primarily by the interest rate applicable to our Term Loan Facility and the lower outstanding debt balance as of June 29, 2019 as compared to December 29, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2019, the end of the second quarter of fiscal 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the second quarter of fiscal 2019, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Class Action and Derivative Matters

In March 2019, two substantially identical class action complaints alleging violations of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current officers and the Company’s former controlling shareholder, Artal, in the United States District Court for the Southern District of New York. The actions were consolidated and lead plaintiffs were appointed in June 2019. A consolidated amended complaint was filed on July 29, 2019, naming as defendants the Company, certain of the Company’s current officers and directors, and Artal and certain of its affiliates. The consolidated complaint asserts claims on behalf of all purchasers of the Company’s common stock between May 4, 2018 and February 26, 2019, inclusive, or the Class Period, including purchasers of the Company’s common stock traceable to the May 2018 secondary offering of the Company’s common stock by certain of its shareholders. The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed or recklessly disregarded material adverse facts. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and with respect to the secondary offering, under Sections 11, 12(a)(2), and 15 of the Securities Act. The plaintiffs seek to recover unspecified damages on behalf of the class members. The Company believes that the action is without merit and intends to vigorously defend it.

On March 26, 2019, June 4, 2019, July 22, 2019, and July 26, 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. On June 13, 2019, a separate shareholder derivative complaint was filed in the Southern District of New York against the Company’s Board of Directors alleging that the directors breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. On July 23, 2019, another separate shareholder derivative complaint was filed in the Southern District of New York against the Board of Directors alleging, among other things, that the directors breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. The allegations in the demands relate to those contained in the ongoing securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors has created a special committee to investigate and evaluate the claims made in the demands.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description

†*Exhibit 10.1	Separation Agreement, dated as of May 30, 2019, by and between Stacey Mowbray and Weight Watchers International, Inc.
*Exhibit 31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	XBRL Taxonomy Extension Schema

*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*Exhibit 104	The cover page from Weight Watchers International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 7, 2019	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer, Operating Officer, North America and President, Emerging Markets (Principal Financial Officer)