Form 10-Q
period 2019-09-28
WW INTERNATIONAL, INC.
filed 2019-11-06
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-16769

WW INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Virginia	11-6040273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 Avenue of the Americas, 6th Floor, New York, New York 10010

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 589-2700

Weight Watchers International, Inc.

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

The number of shares of common stock outstanding as of October 30, 2019 was 67,321,634.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	September 28,	December 29,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$239,162	$236,974
Receivables (net of allowances: September 28, 2019 - $1,731 and December 29, 2018 - $1,743)	30,570	27,247
Inventories	25,227	25,851
Prepaid income taxes	9,534	33,997
Prepaid expenses and other current assets	25,397	42,355
TOTAL CURRENT ASSETS	329,890	366,424
Property and equipment, net	49,900	52,202
Operating lease assets	146,063	0
Franchise rights acquired	751,593	751,134
Goodwill	152,806	152,519
Other intangible assets, net	58,817	57,162
Deferred income taxes	14,794	16,230
Other noncurrent assets	12,580	18,870
TOTAL ASSETS	$1,516,443	$1,414,541
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$77,000	$77,000
Portion of operating lease liabilities due within one year	32,372	0
Accounts payable	26,911	27,098
Salaries and wages payable	57,906	64,600
Accrued marketing and advertising	9,040	14,052
Accrued interest	28,155	28,651
Other accrued liabilities	42,216	48,218
Derivative payable	24,280	5,578
Income taxes payable	8,837	22,618
Deferred revenue	59,069	53,501
TOTAL CURRENT LIABILITIES	365,786	341,316
Long-term debt, net	1,566,692	1,669,708
Long-term operating lease liabilities	123,541	0
Deferred income taxes	178,153	190,258
Other	2,212	18,289
TOTAL LIABILITIES	2,236,384	2,219,571

Redeemable noncontrolling interest	3,661	3,913
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 120,352 shares issued at September 28, 2019 and December 29, 2018	0	0
Treasury stock, at cost, 53,046 shares at September 28, 2019 and 53,396 shares at December 29, 2018	(3,162,776)	(3,175,624)
Retained earnings	2,471,238	2,382,438
Accumulated other comprehensive loss	(32,064)	(15,757)
TOTAL DEFICIT	(723,602)	(808,943)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,516,443	$1,414,541

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Service revenues, net	$298,041	$311,963	$918,535	$984,362
Product sales and other, net	50,526	53,802	162,219	199,373
Revenues, net	348,567	365,765	1,080,754	1,183,735
Cost of services	122,374	122,357	373,452	390,296
Cost of product sales and other	31,424	28,014	95,771	112,250
Cost of revenues	153,798	150,371	469,223	502,546
Gross profit	194,769	215,394	611,531	681,189
Marketing expenses	36,327	35,515	200,543	189,855
Selling, general and administrative expenses	63,713	61,019	188,889	182,696
Operating income	94,729	118,860	222,099	308,638
Interest expense	33,118	35,506	103,045	107,238
Other expense, net	1,460	881	2,201	1,978
Income before income taxes	60,151	82,473	116,853	199,422
Provision for income taxes	13,123	12,374	26,834	19,580
Net income	47,028	70,099	90,019	179,842
Net loss attributable to the noncontrolling interest	58	33	214	122
Net income attributable to WW International, Inc.	$47,086	$70,132	$90,233	$179,964
Earnings Per Share attributable to WW International, Inc.
Basic	$0.70	$1.05	$1.34	$2.72
Diluted	$0.68	$1.00	$1.30	$2.57
Weighted average common shares outstanding
Basic	67,298	66,701	67,129	66,074
Diluted	69,617	70,331	69,364	70,117

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net income	$47,028	$70,099	$90,019	$179,842
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(2,983)	1,534	532	(5,695)
Income tax benefit (expense) on foreign currency translation (loss) gain	757	(390)	(135)	1,443
Foreign currency translation (loss) gain, net of taxes	(2,226)	1,144	397	(4,252)
(Loss) gain on derivatives	(4,251)	2,904	(22,431)	15,201
Income tax benefit (expense) on (loss) gain on derivatives	1,078	(736)	5,689	(3,855)
(Loss) gain on derivatives, net of taxes	(3,173)	2,168	(16,742)	11,346
Total other comprehensive (loss) gain	(5,399)	3,312	(16,345)	7,094
Comprehensive income	41,629	73,411	73,674	186,936
Net loss attributable to the noncontrolling interest	58	33	214	122
Foreign currency translation loss, net of taxes attributable to the noncontrolling interest	44	33	38	406
Comprehensive loss attributable to the noncontrolling interest	102	66	252	528
Comprehensive income attributable to WW International, Inc.	$41,731	$73,477	$73,926	$187,464

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended September 28, 2019	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at June 29, 2019	$3,763	120,352	$0	53,089	$(3,164,409)	$(26,709)	$2,420,958	$(770,160)

Comprehensive income (loss)	(102)					(5,355)	47,086	41,731

Issuance of treasury stock under stock plans				(43)	1,633		(2,049)	(416)
Compensation expense on share- based awards							5,243	5,243
Balance at September 28, 2019	$3,661	120,352	$0	53,046	$(3,162,776)	$(32,064)	$2,471,238	$(723,602)

		WW International, Inc.
						Accumulated
	Redeemable					Other
Nine Months Ended September 28, 2019	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 29, 2018	$3,913	120,352	$0	53,396	$(3,175,624)	$(15,757)	$2,382,438	$(808,943)

Comprehensive income (loss)	(252)					(16,307)	90,233	73,926

Issuance of treasury stock under stock plans				(350)	12,848		(16,360)	(3,512)
Compensation expense on share- based awards							14,927	14,927
Balance at September 28, 2019	$3,661	120,352	$0	53,046	$(3,162,776)	$(32,064)	$2,471,238	$(723,602)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended September 29, 2018	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at June 30, 2018	$4,005	120,352	$0	53,765	$(3,189,796)	$(8,797)	$2,271,593	$(927,000)

Comprehensive income (loss)	(66)					3,345	70,132	73,477

Issuance of treasury stock under stock plans				(248)	9,781		(7,141)	2,640
Compensation expense on share- based awards							5,671	5,671
Issuance of common stock								0
Balance at September 29, 2018	$3,939	120,352	$0	53,517	$(3,180,015)	$(5,452)	$2,340,255	$(845,212)

		WW International, Inc.
						Accumulated
	Redeemable					Other
Nine Months Ended September 29, 2018	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 30, 2017	$4,467	118,947	$0	54,258	$(3,208,836)	$(10,467)	$2,203,317	$(1,015,986)

Comprehensive income (loss)	(528)					7,500	179,964	187,464

Issuance of treasury stock under stock plans				(741)	28,821		(24,174)	4,647
Compensation expense on share- based awards							15,346	15,346
Issuance of common stock		1,405					9,796	9,796
Cumulative effect of revenue accounting change							2,933	2,933
Cumulative effect of tax accounting change						(2,485)	(46,927)	(49,412)
Balance at September 29, 2018	$3,939	120,352	$0	53,517	$(3,180,015)	$(5,452)	$2,340,255	$(845,212)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 28,	September 29,
	2019	2018
Operating activities:
Net income	90,019	$179,842
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,543	32,594
Amortization of deferred financing costs and debt discount	6,876	6,330
Impairment of intangible and long-lived assets	0	3
Share-based compensation expense	14,927	15,346
Deferred tax (benefit) provision	(5,631)	1,322
Allowance for doubtful accounts	(140)	(68)
Reserve for inventory obsolescence	6,898	6,146
Foreign currency exchange rate loss	1,793	1,480
Changes in cash due to:
Receivables	944	(12,763)
Inventories	(6,064)	11,888
Prepaid expenses	33,299	2,535
Accounts payable	1,337	(2,024)
Accrued liabilities	(17,812)	16,634
Deferred revenue	5,535	(12,465)
Other long term assets and liabilities, net	(1,114)	(12,819)
Income taxes	(12,729)	20,658
Cash provided by operating activities	151,681	254,639
Investing activities:
Capital expenditures	(10,479)	(11,932)
Capitalized software expenditures	(24,082)	(20,115)
Cash paid for acquisitions	0	(3,063)
Other items, net	244	(9,843)
Cash used for investing activities	(34,317)	(44,953)
Financing activities:
Net payments on revolver	0	(25,000)
Payments on long-term debt	(107,750)	(57,750)
Taxes paid related to net share settlement of equity awards	(4,796)	(20,564)
Proceeds from stock options exercised	475	32,610
Other items, net	(350)	0
Cash used for financing activities	(112,421)	(70,704)
Effect of exchange rate changes on cash and cash equivalents	(2,755)	(2,266)
Net increase in cash and cash equivalents	2,188	136,716
Cash and cash equivalents, beginning of period	236,974	83,054
Cash and cash equivalents, end of period	239,162	$219,770

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc. and all of its subsidiaries. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings, including the Personal Coaching + Digital product.  The Company’s “Studio + Digital” business refers to providing access to the Company’s weekly in-person workshops combined with the Company’s digital subscription product offerings to commitment plan subscribers. The “Studio + Digital” business also includes the provision of access to workshops for members who do not subscribe to commitment plans, including the Company’s “pay-as-you-go” members.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

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

The adoption of the standard had a material impact on the Company’s consolidated balance sheets but did not have a material impact on its consolidated statements of net income. The Company recorded $155,178 as a right of use asset, $163,486 of lease liabilities and $0 for retained earnings for operating leases upon adoption of the updated guidance. The amounts previously reported in

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

the first quarter of 2019 have been revised by $3,595 due to the impact of prepaid rent.  The standard did not have a material impact on the Company’s finance lease contracts.

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s 2019 consolidated balance sheet. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s 2019 consolidated balance sheet.  Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term.  The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of September 28, 2019.  A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at adoption of the updated guidance, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s operating and finance leases are primarily for its studios, corporate offices, data centers and certain equipment, including automobiles.

At September 28, 2019, the Company’s lease assets and lease liabilities were as follows:

September 28, 2019
Assets:
Operating lease assets	$146,063
Finance lease assets	384
Total leased assets	$146,447

Liabilities:
Current
Operating	$32,372
Finance	200
Noncurrent
Operating	$123,541
Finance	126
Total lease liabilities	$156,239

For the three and nine months ended September 28, 2019, the components of the Company’s lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 28,	September 28,
	2019	2019
Operating lease cost	$12,906	$38,641
Finance lease cost:
Amortization of leased assets	132	350
Interest on lease liabilities	4	17
Total finance lease cost	$136	$367
Total lease cost	$13,042	$39,008

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At September 28, 2019, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

September 28, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	7.19
Finance leases	2.10

Weighted Average Discount Rate
Operating leases	7.01
Finance leases	5.22

The Company’s leases have remaining lease terms of 0 to 13 years with a weighted average lease term of 7.18 years.

At September 28, 2019, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2019	$8,614	$103	$8,717
2020	43,801	133	43,934
2021	35,194	50	35,244
2022	24,228	22	24,250
2023	16,858	24	16,882
Thereafter	75,700	5	75,705
Total lease payments	$204,395	$337	$204,732
Less imputed interest	48,482	11	48,493
Present value of lease liabilities	$155,913	$326	$156,239

Minimum commitments under non-cancelable obligations, primarily for office and rental facilities operating leases, at December 29, 2018, consisted of the following:

2019	$63,261
2020	38,491
2021	22,341
2022	14,017
2023	9,192
2024 and thereafter	37,704
Total	$185,006

Total rent expense charged to operations for office and rental facilities under these operating leases for the three and nine months ended September 29, 2018 was $10,837 and $32,369, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Supplemental cash flow information related to leases for the nine months ended September 28, 2019 were as follows:

Nine Months Ended
September 28,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$38,664
Operating cash flows from finance leases	$17
Financing cash flows from finance leases	$350

Leased assets obtained in exchange for new operating lease liabilities	$26,270
Leased assets obtained in exchange for new finance lease liabilities	$105

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Digital Subscription Revenues	$153,940	$143,299	$459,764	$432,863
Studio + Digital Fees	144,101	168,664	458,771	551,499
Service Revenues, net	$298,041	$311,963	$918,535	$984,362
Product sales and other, net	50,526	53,802	162,219	199,373
Revenues, net	$348,567	$365,765	$1,080,754	$1,183,735

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended September 28, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$101,579	$42,230	$6,608	$3,523	$153,940
Studio + Digital Fees	108,338	20,644	10,733	4,386	144,101
Service Revenues, net	$209,917	$62,874	$17,341	$7,909	$298,041
Product sales and other, net	33,767	8,264	5,592	2,903	50,526
Revenues, net	$243,684	$71,138	$22,933	$10,812	$348,567

	Three Months Ended September 29, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$95,664	$37,928	$6,282	$3,425	$143,299
Studio + Digital Fees	125,282	25,441	12,619	5,322	168,664
Service Revenues, net	$220,946	$63,369	$18,901	$8,747	$311,963
Product sales and other, net	34,335	9,025	6,455	3,987	53,802
Revenues, net	$255,281	$72,394	$25,356	$12,734	$365,765

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Nine Months Ended September 28, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$303,190	$125,999	$20,019	$10,556	$459,764
Studio + Digital Fees	342,896	68,274	33,493	14,108	458,771
Service Revenues, net	$646,086	$194,273	$53,512	$24,664	$918,535
Product sales and other, net	103,255	30,350	18,556	10,058	162,219
Revenues, net	$749,341	$224,623	$72,068	$34,722	$1,080,754

	Nine Months Ended September 29, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$289,002	$113,431	$19,800	$10,630	$432,863
Studio + Digital Fees	408,200	83,923	41,552	17,824	551,499
Service Revenues, net	$697,202	$197,354	$61,352	$28,454	$984,362
Product sales and other, net	121,805	39,164	23,498	14,906	199,373
Revenues, net	$819,007	$236,518	$84,850	$43,360	$1,183,735

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 29, 2018	$53,501	$961
Net increase (decrease) during the period	5,568	(717)
Balance as of September 28, 2019	$59,069	$244

Revenue recognized from amounts included in current deferred revenue as of December 29, 2018 was $53,137 for the nine months ended September 28, 2019. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $244 at September 28, 2019 related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

7.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended September 28, 2019, the change in the carrying value of franchise rights acquired is due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978 and the Company’s acquisitions of WW.com, Inc. (formerly known as WeightWatchers.com, Inc.) in 2005, the Company’s franchised territories and the majority interest in Vigilantes do Peso Marketing Ltda.  For the nine months ended September 28, 2019, the change in the carrying amount of goodwill was due to the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 29, 2018	$138,156	$7,242	$1,178	$5,943	$152,519
Effect of exchange rate changes	1,142	(459)	(38)	(358)	287
Balance as of September 28, 2019	$139,298	$6,783	$1,140	$5,585	$152,806

Goodwill and Franchise Rights Acquired Annual Impairment Test

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

When determining fair value, the Company utilizes various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions would likely cause a change in the results of the impairment assessments and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of those assets. In the event such a result occurred, the Company would be required to record a corresponding charge, which would impact earnings.  The Company would also be required to reduce the carrying amounts of the related assets on its balance sheet.

For all reporting units, except for Brazil, there was significant headroom in the goodwill impairment analysis. Based on the results of the Company’s annual goodwill impairment test performed for all of its reporting units, except for Brazil, as of the September 28, 2019 balance sheet date, for reporting units that hold 97.2% of the Company’s goodwill, those units had an estimated fair value at least 60% higher than the respective reporting unit’s carrying amount. Based on the results of the Company’s annual goodwill impairment test performed for its Brazil reporting unit, which holds 2.8% of the Company’s goodwill as of the September 28, 2019 balance sheet date, the estimated fair value of this reporting unit was approximately 3.0% higher than its carrying value.  Accordingly, a change in the underlying assumptions for Brazil would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the net book value was $4,278  as of September 28, 2019.

For all units of account, except for New Zealand, there was significant headroom in the franchise rights acquired impairment analysis. Based on the results of the Company’s annual franchise rights acquired impairment analysis performed for all of its units of account, except for New Zealand, as of the September 28, 2019 balance sheet date, for units of account that hold  99.4% of the Company’s franchise rights acquired, those units had an estimated fair value at least 40% higher than the respective units of account carrying amount. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its New Zealand unit of account, which holds 0.6% of the Company’s franchise rights acquired as of the September 28, 2019 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 3.0%. Accordingly, a change in the

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

underlying assumptions for New Zealand would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $4,455 as of September 28, 2019.

The following is a discussion of the goodwill and franchise rights acquired impairment analysis.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units.  The values of goodwill in the United States, Canada, Brazil and other countries as of the September 28, 2019 balance sheet date were $98,857, $40,442, $4,278 and $9,229, respectively.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Studio + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and the Digital business in the country in which the applicable acquisition occurred.  The book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand at September 28, 2019 were $671,914, $54,456, $11,072, $6,081 and $4,455, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of September 28, 2019 and December 29, 2018 were as follows:

	September 28, 2019		December 29, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$131,559	$110,009	$121,508	$102,659
Website development costs	117,972	90,832	105,710	77,825
Trademarks	11,805	11,172	11,620	11,010
Other	13,982	4,488	13,967	4,149
Trademarks and other intangible assets	$275,318	$216,501	$252,805	$195,643
Franchise rights acquired	8,030	4,415	8,110	4,319
Total finite-lived intangible assets	$283,348	$220,916	$260,915	$199,962

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $6,973 and $22,014 for the three and nine months ended September 28, 2019, respectively.  Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,213 and $21,453 for the three and nine months ended September 29, 2018, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2019	$7,129
Fiscal 2020	$23,281
Fiscal 2021	$15,374
Fiscal 2022	$5,406
Fiscal 2023 and thereafter	$11,242

8.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	September 28, 2019				December 29, 2018
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due November 29, 2022	$0	$0	$0	0.00%	$0	$0	$0	4.39%
Term Loan Facility due November 29, 2024	1,374,500	7,003	22,733	7.93%	1,482,250	8,307	26,033	7.53%
Notes due December 1, 2025	300,000	1,072	0	8.62%	300,000	1,202	0	8.69%
Total	$1,674,500	$8,075	$22,733	8.06%	$1,782,250	$9,509	$26,033	7.63%
Less: Current Portion	77,000				77,000
Unamortized Deferred Financing Costs	8,075				9,509
Unamortized Debt Discount	22,733				26,033
Total Long-Term Debt	$1,566,692				$1,669,708
(1)	Includes amortization of deferred financing costs and debt discount.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

As of September 28, 2019, the Company had $1,374,500 of debt outstanding under the Credit Facilities, with $148,841 of availability and $1,159 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility.  There was no outstanding balance under the Revolving Credit Facility as of September 28, 2019.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 28, 2019, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively.

On a quarterly basis, the Company pays a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Net Debt Leverage Ratio. Based on the Company’s Consolidated First Lien Net Debt Leverage Ratio as of September 28, 2019, the

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

commitment fee was 0.35% per annum.  The Company’s Consolidated First Lien Net Debt Leverage Ratio as of September 28, 2019 was 2.92:1.00.

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

As of September 28, 2019, the Company was in compliance with all applicable financial covenants in the Credit Agreement governing the Credit Facilities.

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

Outstanding Debt

At September 28, 2019, the Company had $1,674,500 outstanding under the Credit Facilities and the Notes, consisting of the Term Loan Facility of $1,374,500, $0 drawn down on the Revolving Credit Facility and $300,000 in aggregate principal amount of Notes issued and outstanding.

At September 28, 2019 and December 29, 2018, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 13 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swap in effect, was approximately 8.06% and 7.73% per annum at September 28, 2019 and December 29, 2018, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swap in effect, was approximately 7.59% and 7.46% per annum at September 28, 2019 and December 29, 2018, respectively, based on interest rates on these dates.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Numerator:
Net income attributable to
WW International, Inc.	$47,086	$70,132	$90,233	$179,964
Denominator:
Weighted average shares of common stock outstanding	67,298	66,701	67,129	66,074
Effect of dilutive common stock equivalents	2,319	3,630	2,235	4,043
Weighted average diluted common shares outstanding	69,617	70,331	69,364	70,117
Earnings per share attributable to WW International, Inc.
Basic	$0.70	$1.05	$1.34	$2.72
Diluted	$0.68	$1.00	$1.30	$2.57

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,687 and 9 for the three months ended September 28, 2019 and September 29, 2018, respectively.  The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,793 and 35 for the nine months ended September 28, 2019 and September 29, 2018, respectively.

10.	Stock Plans

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

In fiscal 2019, the Company granted 280.1 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date.  The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved a certain annual operating income objective for the performance period of fiscal 2021.  Pursuant to these awards, the number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares.  The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

In fiscal 2018, the Company granted 81.3 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date.  The

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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
11.	Income Taxes

The effective tax rates for the three and nine months ended September 28, 2019 were 21.8% and 23.0%, respectively. The effective tax rates for the three and nine months ended September 29, 2018 were 15.0% and 9.8%, respectively. For the nine months ended September 28, 2019, the primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was due to $3,242 of tax expense related to income earned in foreign jurisdictions, $2,998 of tax expense related to global intangible low-taxed income (“GILTI”) and $2,257 of higher state income tax expense versus the prior year period.  The effective tax rate was partially offset by a $4,200 tax benefit related to foreign-derived intangible income (“FDII”), a $1,375 tax benefit related to the reversal of tax reserves no longer needed, and a $746 tax benefit related to the cessation of certain publishing operations.  For the nine months ended September 29, 2018, the primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $24,632 tax benefit related to tax windfalls from stock compensation, a $3,811 reversal of tax reserves resulting from the closure of various tax audits, a $3,697 tax benefit related to favorable tax return adjustments and a $1,859 tax benefit related to the cessation of operations of the Company’s Mexican subsidiary.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	0.8%	(0.6%)	1.9%	1.1%
Cessation of operations	0.0%	0.0%	(0.6%)	(0.9%)
Research and development credit	(1.2%)	(0.3%)	(1.1%)	(0.3%)
Tax windfall on share-based awards	(0.3%)	(3.0%)	(0.1%)	(12.4%)
Tax return adjustments related to the 2017 Tax Act	(1.7%)	(3.3%)	(0.9%)	(1.3%)
Reserve for uncertain tax positions	0.0%	(4.6%)	(1.2%)	(1.8%)
GILTI	2.0%	0.0%	2.6%	0.0%
FDII	(4.9%)	0.0%	(3.6%)	0.0%
Impact of foreign operations	3.7%	4.2%	2.8%	3.2%
Other	2.4%	1.6%	2.2%	1.2%
Total effective tax rate	21.8%	15.0%	23.0%	9.8%

12.	Legal

Securities Class Action and Derivative Matters

In March 2019, two substantially identical class action complaints alleging violations of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current officers and the Company’s former controlling shareholder, Artal Group S.A. (“Artal”), in the United States District Court for the Southern District of New York. The actions were consolidated and lead plaintiffs were appointed in June 2019. A consolidated amended complaint was filed on July 29, 2019, naming as defendants the Company, certain of the Company’s current officers and directors, and Artal and certain of its affiliates. A second consolidated amended complaint was filed on September 27, 2019.  The operative complaint asserts claims on behalf of all purchasers of the Company’s common stock between May 4, 2018 and February 26, 2019, inclusive (the “Class Period”), including purchasers of the Company’s common stock traceable to the May 2018 secondary offering of the Company’s common stock by certain of its shareholders. The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed or recklessly disregarded material adverse facts. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, and with respect to the secondary offering, under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. The plaintiffs seek to recover unspecified damages on behalf of the class members. The Company believes that the action is without merit and intends to vigorously defend it.  The Company filed a motion to dismiss the complaint on October 31, 2019.

On March 26, 2019, June 4, 2019, July 22, 2019, and July 26, 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. On June 13, 2019, a separate shareholder derivative complaint was filed in the Southern District of New York against the Company’s Board of Directors alleging that the directors breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. On July 23, 2019, another separate shareholder derivative complaint was filed in the Southern District of New York against the Board of Directors alleging, among other things, that the directors breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. On October 25, 2019, another separate shareholder derivative complaint was filed in the Southern District of New York against the Board of Directors alleging, among other things, that the directors breached fiduciary duties to the alleged injury of the Company.  The allegations in the demands relate to those contained in the ongoing securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors has created a special committee to investigate and evaluate the claims made in the demands.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to other pending and threatened legal actions, including patent and other intellectual property actions, that arise out of the ordinary course of business. In the opinion of

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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
13.	Derivative Instruments and Hedging

As of September 28, 2019 and December 29, 2018, the Company had in effect an interest rate swap with a notional amount totaling $1,000,000 and $1,250,000, respectively.

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

As of September 28, 2019 and December 29, 2018, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $17,917 ($24,067 before taxes) and $1,175 ($1,634 before taxes), respectively.  As of September 28, 2019, the fair value of the Company’s then-effective swap was a liability of $2,241, which is included in derivative payable in the consolidated balance sheet. As of September 28, 2019, the fair value of the Company’s future swaps was a liability of $22,039, which is included in derivative payable in the consolidated balance sheet.  As of December 29, 2018, the fair value of the Company’s then-effective swap included a current asset of $3,526 and a noncurrent asset of $398, which are included in other current assets and other noncurrent assets, respectively, in the consolidated balance sheet. As of December 29, 2018, the fair value of the Company’s 2018 swap was a liability of $5,578, which is included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next five years. The Company expects approximately $4,824 ($6,467 before taxes) of derivative losses included in accumulated other comprehensive loss at September 28, 2019, based on current market rates, will be reclassified into earnings within the next 12 months.

14.	Fair Value Measurements

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

When measuring fair value, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of September 28, 2019 and December 29, 2018. The fair value of the Company’s borrowings under the Revolving Credit Facility approximated a carrying value of $0 at September 28, 2019 and December 29, 2018, respectively.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of September 28, 2019 and December 29, 2018, the fair value of the Company’s long-term debt was approximately $1,658,608 and $1,757,717, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,643,692 and $1,746,708, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 13 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at September 28, 2019	$24,280	$0	$24,280	$0
Interest rate swap asset at December 29, 2018	$3,924	$0	$3,924	$0
Interest rate swap liability at December 29, 2018	$5,578	$0	$5,578	$0

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3, during the nine months ended September 28, 2019 and the fiscal year ended December 29, 2018.

15.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Nine Months Ended September 28, 2019
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)
Other comprehensive (loss) income before reclassifications, net of tax	(15,585)	397	(15,188)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	(1,157)	0	(1,157)
Net current period other comprehensive (loss) income including noncontrolling interest	(16,742)	397	(16,345)
Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	38	38
Ending Balance at September 28, 2019	$(17,917)	$(14,147)	$(32,064)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Nine Months Ended September 29, 2018
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)
Other comprehensive income (loss) before reclassifications, net of tax	9,248	(4,252)	4,996
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	2,098	0	2,098
Adoption of accounting standard	(1,161)	(1,324)	(2,485)
Net current period other comprehensive income (loss) including noncontrolling interest	10,185	(5,576)	4,609
Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	406	406
Ending Balance at September 29, 2018	$4,793	$(10,245)	$(5,452)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(210)	$(210)	$1,550	$(2,813)	Interest expense
	(210)	(210)	1,550	(2,813)	Income before income taxes
	53	53	(393)	715	Provision for income taxes
	$(157)	$(157)	$1,157	$(2,098)	Net income

(a)	Amounts in parentheses indicate debits to profit/loss

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

	Total Revenue, net		Total Revenue, net
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
North America	$243,684	$255,281	$749,341	$819,007
Continental Europe	71,138	72,394	224,623	236,518
United Kingdom	22,933	25,356	72,068	84,850
Other	10,812	12,734	34,722	43,360
Total revenue, net	$348,567	$365,765	$1,080,754	$1,183,735

	Net Income		Net Income
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Segment operating income:
North America	$83,998	$99,513	$216,281	$273,905
Continental Europe	32,679	36,482	73,518	86,890
United Kingdom	3,271	5,743	6,829	15,646
Other	1,435	2,649	2,829	7,688
Total segment operating income	121,383	144,387	299,457	384,129
General corporate expenses	26,654	25,527	77,358	75,491
Interest expense	33,118	35,506	103,045	107,238
Other expense, net	1,460	881	2,201	1,978
Provision for income taxes	13,123	12,374	26,834	19,580
Net income	$47,028	$70,099	$90,019	$179,842
Net loss attributable to the noncontrolling interest	58	33	214	122
Net income attributable to WW International, Inc.	$47,086	$70,132	$90,233	$179,964

	Depreciation and Amortization		Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
North America	$9,048	$9,102	$27,434	$27,744
Continental Europe	496	370	1,272	989
United Kingdom	164	383	588	1,098
Other	103	144	321	452
Total segment depreciation and amortization	9,811	9,999	29,615	30,283
General corporate depreciation and amortization	3,235	3,029	10,804	8,641
Depreciation and amortization	$13,046	$13,028	$40,419	$38,924

Due to the adoption of the updated lease accounting guidance the Company has a right of use operating lease asset of $146,063 as of September 28, 2019, of which 52.7% is in the North America reportable segment and 42.2% is general corporate related.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

17.	Related Party

As previously disclosed, on October 18, 2015, the Company entered into the Strategic Collaboration Agreement with Oprah Winfrey, under which she will consult with the Company and participate in developing, planning, executing and enhancing the WW program and related initiatives, and provide it with services in her discretion to promote the Company and its programs, products and services.

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $662 and $2,665 for the three and nine months ended September 28, 2019, respectively, and $157 and $2,145 for the three and nine months ended September 29, 2018, respectively, which services included advertising, production and related fees.  Also, during the three months ended September 28, 2019, the Company received advertising services from entities related to Ms. Winfrey at no charge with an estimated value of $330.

The Company’s accounts payable to parties related to Ms. Winfrey at September 28, 2019 and December 29, 2018 was $246 and $62, respectively.

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

18.	Restructuring

As previously disclosed, in the first quarter of fiscal 2019, the Company undertook an organizational realignment which resulted in the elimination of certain positions and termination of employment for certain employees worldwide.  The Company recorded expenses in connection with employee termination benefit costs of $6,331 ($4,727 after tax) for the nine months ended September 28, 2019 (all expenses were recorded in the first quarter of fiscal 2019). These expenses impacted cost of revenues by $1,425 and selling, general and administrative expense by $4,906 in the nine months ended September 28, 2019. The Company does not anticipate recording additional expenses in connection with this organizational realignment.  All expenses were recorded to general corporate expenses and therefore there was no impact to the segments.

For the nine months ended September 28, 2019, the Company made payments of $4,504 towards the liability for these expenses and lowered provision estimates by $121.  The Company expects the remaining liability of $1,706 to be paid in full in fiscal 2020.

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

WW International, Inc., formerly known as Weight Watchers International, Inc., is a Virginia corporation with its principal executive offices in New York, New York.  In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” the “Company” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; and “Other” refers to Australia, New Zealand and emerging markets operations and franchise revenues and related costs. Each of North America, Continental Europe, United Kingdom and Other is also a reportable segment. Our “Digital” business refers to providing subscriptions to our digital product offerings, including the Personal Coaching + Digital product.  Our “Studio + Digital” business refers to providing access to our weekly in-person workshops combined with our digital subscription product offerings to commitment plan subscribers. Our “Studio + Digital” business also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members.

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

In performing our annual impairment analysis as of May 5, 2019 and May 6, 2018, we determined that the carrying amounts of our goodwill reporting units and franchise rights acquired with indefinite lives units of account did not exceed their respective fair values and therefore no impairment existed.

When determining fair value, we utilize various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions would likely cause a change in the results of the impairment assessments and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of those assets. In the event such a result occurred, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these assumptions and believe that these assumptions are appropriate.

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

The following is a discussion of our goodwill and franchise rights acquired impairment analysis.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries as of the September 28, 2019 balance sheet date were $98.9 million, $40.4 million, $4.3 million and $9.2 million, respectively.

For all reporting units, except for Brazil, there was significant headroom in the goodwill impairment analysis.  Based on the results of our annual goodwill impairment test performed for all of our reporting units, except for Brazil, as of the September 28, 2019 balance sheet date, for reporting units that hold 97.2% of our goodwill, those units had an estimated fair value at least 60% higher than the respective reporting unit’s carrying amount. Based on the results of our annual goodwill impairment test performed for our Brazil reporting unit, which holds 2.8% of our goodwill as of the September 28, 2019 balance sheet date, the estimated fair value of this reporting unit was approximately 3.0% higher than its carrying value.  Accordingly, a change in the underlying assumptions for Brazil would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the net book value was $4.3 million as of September 28, 2019.

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

The following are the more significant assumptions utilized in our annual impairment analyses (except for Brazil) for fiscal 2019 and fiscal 2018:

	Fiscal	Fiscal
	2019	2018
Debt-Free Cumulative Annual Cash Flow Growth Rate	4.2%	3.8% to 5.4%
Discount Rate	9.0%	8.7%

As it relates to our goodwill impairment analysis for Brazil, we estimated future debt-free cash flows in contemplation of our growth strategies for that market. In developing these projections, we considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for our peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon, all as reflected in the discount rate. The cost of debt was determined by estimating our current borrowing rate.

For Brazil, the following are the more significant assumptions utilized in our annual goodwill impairment analyses for fiscal 2019 and fiscal 2018:

	Fiscal	Fiscal
	2019	2018
Cumulative Annual Revenue Cash Flow Growth Rate	13.0%	14.8%
Average Operating Income Margin	10.2%	3.7%
Average Operating Income Margin Range	(25.3%) to 24.3%	(17.3%) to 16.5%
Discount Rate	16.0%	16.2%

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Studio + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and the Digital business in the country in which the applicable acquisition occurred.  The book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at September 28, 2019 were $671.9 million, $54.5 million, $11.1 million, $6.1 million, and $4.5 million, respectively.

For all units of account, except for New Zealand, there was significant headroom in the franchise rights acquired impairment analysis.  Based on the results of our annual franchise rights acquired impairment analysis performed for all of our units of account, except for New Zealand, as of the September 28, 2019 balance sheet date, for units of account that hold 99.4% of our franchise rights acquired, those units had an estimated fair value at least 40% higher than the respective units of account carrying amount. Based on the results of our annual franchise rights acquired impairment test performed for our New Zealand unit of account, which holds 0.6% of our franchise rights acquired as of the September 28, 2019 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 3.0%.  Accordingly, a change in the underlying assumptions for New Zealand would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $4.5 million as of September 28, 2019.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 29, 2018

The table below sets forth selected financial information for the third quarter of fiscal 2019 from our consolidated statements of net income for the three months ended September 28, 2019 versus selected financial information for the third quarter of fiscal 2018 from our consolidated statements of net income for the three months ended September 29, 2018:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended				% Change
	September 28, 2019	September 29, 2018	Increase/ (Decrease)	% Change	Constant Currency
Revenues, net	$348.6	$365.8	$(17.2)	(4.7%)	(3.3%)
Cost of revenues	153.8	150.4	3.4	2.3%	3.7%

Gross profit	194.8	215.4	(20.6)	(9.6%)	(8.1%)
Gross Margin %	55.9%	58.9%

Marketing expenses	36.3	35.5	0.8	2.3%	4.1%
Selling, general & administrative expenses	63.7	61.0	2.7	4.4%	5.7%
Operating income	94.7	118.9	(24.1)	(20.3%)	(18.8%)
Operating Income Margin %	27.2%	32.5%

Interest expense	33.1	35.5	(2.4)	(6.7%)	(6.7%)
Other expense, net	1.5	0.9	0.6	65.6%	65.6%
Income before income taxes	60.2	82.5	(22.3)	(27.1%)	(25.0%)

Provision for income taxes	13.1	12.4	0.8	6.1%	10.4%
Net income	47.0	70.1	(23.1)	(32.9%)	(31.2%)
Net loss attributable to the noncontrolling interest	0.1	0.0	0.0	77.4%	77.4%

Net income attributable to WW International, Inc.	$47.1	$70.1	$(23.0)	(32.9%)	(31.2%)

Weighted average diluted shares outstanding	69.6	70.3	(0.7)	(1.0%)	(1.0%)
Diluted earnings per share	$0.68	$1.00	$(0.32)	(32.2%)	(30.4%)

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Revenues in the third quarter of fiscal 2019 were $348.6 million, a decrease of $17.2 million, or 4.7%, versus the third quarter of fiscal 2018. Excluding the impact of foreign currency, which negatively impacted our revenues for the third quarter of fiscal 2019 by $5.3 million, revenues in the third quarter of fiscal 2019 would have decreased 3.3% versus the prior year period. This decrease was driven primarily by the revenue declines in North America. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the third quarter of fiscal 2019 increased $3.4 million, or 2.3%, versus the prior year period. Gross profit decreased $20.6 million, or 9.6%, in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018 primarily due to the decrease in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for the third quarter of fiscal 2019 by $3.1 million, gross profit in the third quarter of fiscal 2019 would have decreased 8.1% versus the prior year period. Gross margin in the third quarter of fiscal 2019 decreased 3.0% to 55.9% versus 58.9% in the third quarter of fiscal 2018.  Gross margin decline was driven primarily by fixed cost deleverage and partially offset by a mix shift to the higher margin Digital business.

Marketing

Marketing expenses for the third quarter of fiscal 2019 increased $0.8 million, or 2.3%, versus the third quarter of fiscal 2018. Excluding the impact of foreign currency, which increased marketing expenses for the third quarter of fiscal 2019 by $0.6 million, marketing expenses in the third quarter of fiscal 2019 would have increased 4.1% versus the third quarter of fiscal 2018. This increase in marketing expense was largely due to increased TV media costs on a global basis. Marketing expenses as a percentage of revenue for the third quarter of fiscal 2019 increased to 10.4% from 9.7% for the third quarter of fiscal 2018.

Selling, General and Administrative

Selling, general and administrative expenses for the third quarter of fiscal 2019 increased $2.7 million, or 4.4%, versus the third quarter of fiscal 2018. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the third quarter of fiscal 2019 by $0.8 million, selling, general and administrative expenses in the third quarter of fiscal 2019 would have increased 5.7% versus the prior year period. The increase in selling, general and administrative expenses in the third quarter of fiscal 2019 was driven primarily by higher salary and related costs in the quarter. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2019 increased to 18.3% from 16.7% for the third quarter of fiscal 2018.

Operating Income

Operating income in the third quarter of fiscal 2019 decreased $24.1 million, or 20.3%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted operating income for the third quarter of fiscal 2019 by $1.7 million, operating income in the third quarter of fiscal 2019 would have decreased 18.8% versus the prior year period. This decrease in operating income was driven by lower operating income in all reportable segments as compared to the prior year period. Operating income margin in the third quarter of fiscal 2019 decreased 5.3% to 27.2% versus 32.5% in the third quarter of fiscal 2018. This decrease in operating income margin was driven primarily by a decrease in gross margin and to a lesser extent by an increase in selling, general and administrative expenses as a percentage of revenue and marketing expenses as a percentage of revenue.

Interest Expense

Interest expense in the third quarter of fiscal 2019 decreased $2.4 million, or 6.7%, versus the third quarter of fiscal 2018. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2019 and the third quarter of fiscal 2018 and excluding the impact of our interest rate swap in effect, increased to 7.82% per annum at the end of the third quarter of fiscal 2019 from 7.79% per annum at the end of the third quarter of fiscal 2018. Including the impact of our interest rate swap in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2019 and the third quarter of fiscal 2018, increased to 7.87% per annum at the end of the third quarter of fiscal 2019 from 7.84% per annum at the end of the third quarter of fiscal 2018.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.  For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.6 million in the third quarter of fiscal 2019 to $1.5 million of expense as compared to $0.9 million of expense in the prior year period.

Tax

Our effective tax rate for the third quarter of fiscal 2019 was 21.8% as compared to 15.0% for the third quarter of fiscal 2018. The effective tax rate in the third quarter of fiscal 2019 was impacted by $2.2 million of tax expense related to income earned in foreign jurisdictions and $1.2 million of tax expense related to global intangible low-taxed income, or GILTI.  The effective tax rate was partially offset by a $2.9 million tax benefit related to foreign-derived intangible income, or FDII, and a $0.8 million tax benefit related to favorable tax return adjustments. The effective tax rate in the third quarter of fiscal 2018 was impacted by the $3.9 million reversal of tax reserves resulting from the closure of various tax audits, a $2.5 million tax benefit related to favorable tax return adjustments and a $2.5 million tax benefit related to tax windfalls from stock compensation.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the third quarter of fiscal 2019 reflected a $23.0 million, or 32.9%, decline from the third quarter of fiscal 2018.  Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the third quarter of fiscal 2019 by $1.2 million, net income attributable to the Company in the third quarter of fiscal 2019 would have declined 31.2% from the third quarter of fiscal 2018.

Earnings per fully diluted share, or EPS, in the third quarter of fiscal 2019 was $0.68 compared to $1.00 in the third quarter of fiscal 2018.  EPS for the third quarter of fiscal 2018 included a tax benefit of $0.06 in connection with the reversal of tax reserves resulting from the closure of various tax audits.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the third quarter of fiscal 2019 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q3 2019
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$209.9	$33.8	$243.7	$210.1	$33.8	$243.8	37.9	2,940.7	2,852.2
CE	62.9	8.3	71.1	65.8	8.6	74.4	14.2	1,137.6	1,087.0
UK	17.3	5.6	22.9	18.3	5.9	24.2	5.1	387.0	385.3
Other (1)	7.9	2.9	10.8	8.4	3.0	11.3	1.3	102.8	103.3
Total	$298.0	$50.5	$348.6	$302.5	$51.3	$353.8	58.6	4,568.1	4,427.8

	% Change Q3 2019 vs. Q3 2018
North America	(5.0%)	(1.7%)	(4.5%)	(4.9%)	(1.6%)	(4.5%)	0.8%	(1.9%)	3.7%
CE	(0.8%)	(8.4%)	(1.7%)	3.8%	(4.2%)	2.8%	12.5%	11.5%	11.2%
UK	(8.3%)	(13.4%)	(9.6%)	(3.0%)	(8.4%)	(4.4%)	4.2%	0.9%	7.2%
Other (1)	(9.6%)	(27.1%)	(15.1%)	(4.5%)	(25.1%)	(11.0%)	1.1%	2.0%	0.9%
Total	(4.5%)	(6.1%)	(4.7%)	(3.0%)	(4.6%)	(3.3%)	3.7%	1.5%	5.7%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q3 2019
	Digital Subscription Revenues		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$101.6	$101.7	25.5	1,995.8	1,947.3	$108.3	$108.4	12.5	944.9	904.9
CE	42.2	44.2	11.5	914.5	878.5	20.6	21.6	2.7	223.1	208.5
UK	6.6	7.0	2.5	195.0	197.9	10.7	11.3	2.6	192.0	187.4
Other (1)	3.5	3.7	0.8	59.3	61.4	4.4	4.6	0.5	43.4	41.9
Total	$153.9	$156.6	40.3	3,164.7	3,085.1	$144.1	$145.9	18.3	1,403.4	1,342.7

	% Change Q3 2019 vs. Q3 2018
North America	6.2%	6.3%	7.3%	4.3%	10.2%	(13.5%)	(13.5%)	(10.3%)	(12.7%)	(8.1%)
CE	11.3%	16.5%	18.5%	18.3%	16.7%	(18.9%)	(15.2%)	(7.3%)	(9.8%)	(7.1%)
UK	5.2%	11.2%	14.3%	8.4%	19.0%	(14.9%)	(10.1%)	(4.2%)	(5.7%)	(2.9%)
Other (1)	2.9%	9.1%	10.9%	6.9%	9.6%	(17.6%)	(13.3%)	(10.5%)	(4.0%)	(9.6%)
Total	7.4%	9.3%	10.8%	8.3%	12.5%	(14.6%)	(13.5%)	(9.1%)	(11.1%)	(7.3%)
Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the third quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in Service Revenues. This decrease in Service Revenues in the third quarter of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues.  The decrease in North America Total Paid Weeks was driven by a lower number of Incoming Studio + Digital Subscribers at the beginning of the third quarter of fiscal 2019 versus the beginning of the third quarter of fiscal 2018 and lower Studio + Digital recruitments in the third quarter of fiscal 2019 versus the prior year period.

The decrease in North America product sales and other in the third quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

Continental Europe Performance

The decrease in Continental Europe revenues in the third quarter of fiscal 2019 versus the prior year period was driven by the impact of foreign currency.  Excluding foreign currency, revenues in the third quarter of fiscal 2019 would have increased above the prior year period driven by an increase in Service Revenues. This increase in Service Revenues in the third quarter of fiscal 2019 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Digital Subscribers at the beginning of the third quarter of fiscal 2019 versus the beginning of the third quarter of fiscal 2018, and to a lesser extent by higher Digital recruitments in the third quarter of fiscal 2019 versus the prior year period.

The decrease in Continental Europe product sales and other in the third quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in licensing.

United Kingdom Performance

The decrease in UK revenues in the third quarter of fiscal 2019 versus the prior year period was driven by both the decrease in Service Revenues and product sales and other. This decrease in Service Revenues in the third quarter of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues.  The increase in UK Total Paid Weeks was driven primarily by higher Digital recruitments in the third quarter of fiscal 2019 and to a lesser extent the higher number of Incoming Digital Subscribers at the beginning of the third quarter of fiscal 2019 versus the beginning of the third quarter of fiscal 2018.

The decrease in UK product sales and other in the third quarter of fiscal 2019 versus the prior year period was driven primarily by a decrease in licensing.

Other Performance

The decrease in Other revenues in the third quarter of fiscal 2019 versus the prior year period was driven by both a decrease in product sales and other and a decrease in Service Revenues. The decrease in Service Revenues in the third quarter of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees.

The decrease in Other product sales and other in the third quarter of fiscal 2019 versus the prior year period was driven by decreases in product sales, licensing and franchise commissions.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 28, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 29, 2018

The table below sets forth selected financial information for the first nine months of fiscal 2019 from our consolidated statements of net income for the nine months ended September 28, 2019 versus selected financial information for the first nine months of fiscal 2018 from our consolidated statements of net income for the nine months ended September 29, 2018:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Nine Months Ended				% Change
	September 28, 2019	September 29, 2018	Increase/ (Decrease)	% Change	Constant Currency
Revenues, net	$1,080.8	$1,183.7	$(103.0)	(8.7%)	(6.8%)
Cost of revenues	469.2	502.5	(33.3)	(6.6%)	(4.8%)

Gross profit	611.5	681.2	(69.7)	(10.2%)	(8.2%)
Gross Margin %	56.6%	57.5%

Marketing expenses	200.5	189.9	10.7	5.6%	8.6%
Selling, general & administrative expenses	188.9	182.7	6.2	3.4%	5.1%
Operating income	222.1	308.6	(86.5)	(28.0%)	(26.4%)
Operating Income Margin %	20.6%	26.1%

Interest expense	103.0	107.2	(4.2)	(3.9%)	(3.9%)
Other expense, net	2.2	2.0	0.2	11.2%	11.2%
Income before income taxes	116.9	199.4	(82.6)	(41.4%)	(38.9%)

Provision for income taxes	26.8	19.6	7.3	37.0%	45.0%
Net income	90.0	179.8	(89.8)	(49.9%)	(48.0%)
Net loss attributable to the noncontrolling interest	0.2	0.1	0.1	75.2%	83.9%

Net income attributable to WW International, Inc.	$90.2	$180.0	$(89.7)	(49.9%)	(48.0%)

Weighted average diluted shares outstanding	69.4	70.1	(0.8)	(1.1%)	(1.1%)
Diluted earnings per share	$1.30	$2.57	$(1.27)	(49.3%)	(47.4%)

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Revenues in the first nine months of fiscal 2019 were $1,080.8 million, a decrease of $103.0 million, or 8.7%, versus the first nine months of fiscal 2018. Excluding the impact of foreign currency, which negatively impacted our revenues for the first nine months of fiscal 2019 by $23.0 million, revenues in the first nine months of fiscal 2019 would have decreased 6.8% versus the prior year period. This decrease was driven primarily by the revenue declines in North America. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first nine months of fiscal 2019 decreased $33.3 million, or 6.6%, versus the prior year period. Gross profit decreased $69.7 million, or 10.2%, in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 primarily due to the decrease in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for the first nine months of fiscal 2019 by $13.7 million, gross profit in the first nine months of fiscal 2019 would have decreased 8.2% versus the prior year period. Gross margin decreased to 56.6% in the first nine months of fiscal 2019 as compared to 57.5% in the prior year period.  Gross margin decline was driven primarily by fixed cost deleverage and partially offset by a mix shift to the higher margin Digital business.

Marketing

Marketing expenses for the first nine months of fiscal 2019 increased $10.7 million, or 5.6%, versus the first nine months of fiscal 2018. Excluding the impact of foreign currency, which decreased marketing expenses for the first nine months of fiscal 2019 by $5.6 million, marketing expenses in the first nine months of fiscal 2019 would have increased 8.6% versus the first nine months of fiscal 2018. This increase in marketing expense was largely due to increased TV media and production costs, Online media expense, and agency and celebrity fees, all on a global basis. Marketing expenses as a percentage of revenue increased to 18.6% in the first nine months of fiscal 2019 as compared to 16.0% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first nine months of fiscal 2019 increased $6.2 million, or 3.4%, versus the first nine months of fiscal 2018. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first nine months of fiscal 2019 by $3.1 million, selling, general and administrative expenses in the first nine months of fiscal 2019 would have increased 5.1% versus the prior year period. The increase in selling, general and administrative expenses in the first nine months of fiscal 2019 was driven primarily by expenses related to our organizational realignment in the first quarter of fiscal 2019 and higher salary and related costs partially offset by a reduction in professional fees.  Selling, general and administrative expenses as a percentage of revenue increased to 17.5% in the first nine months of fiscal 2019 as compared to 15.4% in the prior year period.

Operating Income

Operating income in the first nine months of fiscal 2019 decreased $86.5 million, or 28.0%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted operating income for the first nine months of fiscal 2019 by $5.0 million, operating income in the first nine months of fiscal 2019 would have decreased 26.4% versus the prior year period. This decrease in operating income was driven primarily by lower operating income in all reportable segments as compared to the prior year period. Operating income margin in the first nine months of fiscal 2019 decreased 5.5% to 20.6% versus 26.1% in the first nine months of fiscal 2018. This decrease in operating income margin was driven primarily by an increase in marketing expenses as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue.

Interest Expense

Interest expense in the first nine months of fiscal 2019 decreased $4.2 million, or 3.9%, versus the first nine months of fiscal 2018. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2019 and the first nine months of fiscal 2018 and excluding the impact of our interest rate swap in effect, increased to 8.06% per annum at the end of the first nine months of fiscal 2019 from 7.55% per annum at the end of the first nine months of fiscal 2018. Including the impact of our interest rate swap in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2019 and the first nine months of fiscal 2018, increased to 7.93% per annum at the end of the first nine months of fiscal 2019 from 7.76% per annum at the end of the first nine months of fiscal 2018.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.  For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.2 million in the first nine months of fiscal 2019 to $2.2 million of expense as compared to $2.0 million of expense in the prior year period.

Tax

Our effective tax rate for the first nine months of fiscal 2019 was 23.0% as compared to 9.8% for the first nine months of fiscal 2018. The effective tax rate in the first nine months of fiscal 2019 was impacted by a $3.2 million tax expense related to income earned in foreign jurisdictions, a $3.0 million tax expense related to GILTI and $2.3 million of higher state income tax expenses versus the prior year period.  The effective tax rate was partially offset by a $4.2 million tax benefit related to FDII, a $1.4 million tax benefit related to the reversal of tax reserves no longer needed, and a $0.8 million tax benefit related to the cessation of certain publishing operations.  Our effective tax rate in the first nine months of fiscal 2018 was impacted by a $24.6 million tax benefit related to tax windfalls from stock compensation, a $3.8 million reversal of tax reserves resulting from the closure of various tax audits, a $3.7 million tax benefit related to favorable tax return adjustments and a $1.9 million tax benefit related to the cessation of operations of our Mexican subsidiary.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first nine months of fiscal 2019 reflected a $89.7 million, or 49.9%, decline from the first nine months of fiscal 2018.  Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the first nine months of fiscal 2019 by $3.4 million, net income attributable to the Company in the first nine months of fiscal 2019 would have declined 48.0% from the first nine months of fiscal 2018.

EPS in the first nine months of fiscal 2019 was $1.30 compared to $2.57 in the first nine months of fiscal 2018. EPS for the first nine months of fiscal 2019 included a $0.07 expense in connection with our organizational realignment and EPS for the first nine months of fiscal 2018 included a $0.25 tax benefit from Oprah Winfrey’s exercise of a portion of her stock options and a tax benefit of $0.06 in connection with the reversal of tax reserves resulting from the closure of various tax audits.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first nine months of fiscal 2019 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2019
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$646.1	$103.2	$749.3	$647.5	$103.5	$751.0	115.0	2,558.5	2,852.2
CE	194.3	30.4	224.6	206.8	32.4	239.2	43.6	940.2	1,087.0
UK	53.5	18.6	72.1	56.8	19.7	76.5	15.5	333.7	385.3
Other (1)	24.7	10.1	34.7	26.7	10.5	37.1	4.1	100.0	103.3
Total	$918.5	$162.2	$1,080.8	$937.8	$166.0	$1,103.7	178.1	3,932.3	4,427.8

	% Change First Nine Months of Fiscal 2019 vs. First Nine Months of Fiscal 2018
North America	(7.3%)	(15.2%)	(8.5%)	(7.1%)	(15.1%)	(8.3%)	(0.8%)	20.9%	3.7%
CE	(1.6%)	(22.5%)	(5.0%)	4.8%	(17.3%)	1.1%	12.0%	30.0%	11.2%
UK	(12.8%)	(21.0%)	(15.1%)	(7.4%)	(16.2%)	(9.9%)	1.7%	12.7%	7.2%
Other (1)	(13.3%)	(32.5%)	(19.9%)	(6.2%)	(29.8%)	(14.3%)	0.9%	27.8%	0.9%
Total	(6.7%)	(18.6%)	(8.7%)	(4.7%)	(16.7%)	(6.8%)	2.4%	22.4%	5.7%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2019
	Digital Subscription Revenues		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$303.2	$303.9	76.1	1,648.4	1,947.3	$342.9	$343.6	38.8	910.1	904.9
CE	126.0	134.1	34.7	730.3	878.5	68.3	72.7	8.9	209.9	208.5
UK	20.0	21.2	7.5	160.1	197.9	33.5	35.5	8.0	173.6	187.4
Other (1)	10.6	11.4	2.4	55.3	61.4	14.1	15.2	1.7	44.7	41.9
Total	$459.8	$470.7	120.7	2,594.0	3,085.1	$458.8	$467.1	57.5	1,338.4	1,342.7

	% Change First Nine Months of Fiscal 2019 vs. First Nine Months of Fiscal 2018
North America	4.9%	5.1%	6.1%	31.8%	10.2%	(16.0%)	(15.8%)	(12.0%)	5.1%	(8.1%)
CE	11.1%	18.2%	18.7%	36.6%	16.7%	(18.6%)	(13.4%)	(8.0%)	11.3%	(7.1%)
UK	1.1%	7.3%	10.0%	19.2%	19.0%	(19.4%)	(14.4%)	(5.0%)	7.3%	(2.9%)
Other (1)	(0.7%)	7.6%	8.9%	24.9%	9.6%	(20.8%)	(14.5%)	(8.2%)	31.6%	(9.6%)
Total	6.2%	8.7%	9.8%	32.1%	12.5%	(16.8%)	(15.3%)	(10.3%)	7.1%	(7.3%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the first nine months of fiscal 2019 versus the prior year period was driven by both a decrease in Service Revenues and a decrease in product sales and other. This decrease in Service Revenues in the first nine months of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees, slightly offset by an increase in Digital Subscription Revenues.  The decrease in North America Total Paid Weeks was driven by lower recruitments in the first nine months of fiscal 2019 partially offset by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018.  Lower recruitments in the first nine months of fiscal 2019 were driven by cycling against the successful launch of our WW Freestyle program in December 2017 and by the impact of ineffective marketing at the start of fiscal 2019.

The decrease in North America product sales and other in the first nine months of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

Continental Europe Performance

The decrease in Continental Europe revenues in the first nine months of fiscal 2019 versus the prior year period was driven by the impact of foreign currency.  Excluding foreign currency, revenues in the first nine months of fiscal 2019 would have increased slightly above the prior year period driven by an increase in Service Revenues. This increase in Service Revenues in the first nine months of fiscal 2019 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018, partially offset by lower recruitments in the first nine months of fiscal 2019. Lower recruitments in the first nine months were driven by cycling against the successful launch of our new program in December 2017 and by the impact of ineffective marketing at the start of fiscal 2019.

The decrease in Continental Europe product sales and other in the first nine months of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

United Kingdom Performance

The decrease in UK revenues in the first nine months of fiscal 2019 versus the prior year period was driven by both the decrease in Service Revenues and product sales and other. This decrease in Service Revenues in the first nine months of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees.  The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018, partially offset by lower recruitments in the first nine months of fiscal 2019. Lower recruitments in the first nine months were driven by cycling against the successful launch of our new program in December 2017 and by the impact of ineffective marketing at the start of fiscal 2019.

The decrease in UK product sales and other in the first nine months of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales and to a lesser extent a decrease in licensing.

Other Performance

The decrease in Other revenues in the first nine months of fiscal 2019 versus the prior year period was driven by both a decrease in Service Revenues and a decrease in product sales and other. The decrease in Service Revenues in the first nine months of fiscal 2019 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees.

The decrease in Other product sales and other in the first nine months of fiscal 2019 versus the prior year period was driven primarily by a decrease in product sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We believe that cash generated by operations during fiscal 2019, our cash on hand of approximately $239.2 million at September 28, 2019, our $148.8 million of availability under our Revolving Credit Facility and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	September 28,	December 29,	Increase/
	2019	2018	(Decrease)
	(in millions)
Total current assets	$329.9	$366.4	$(36.5)
Total current liabilities	365.8	341.3	24.5
Working capital (deficit) surplus	(35.9)	25.1	61.0
Cash and cash equivalents	239.2	237.0	2.2
Current portion of long-term debt	77.0	77.0	0.0
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(198.1)	$(134.9)	$63.2

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $63.2 million increase in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	September 28,	December 29,	Increase/	Impact to Working
	2019	2018	(Decrease)	Capital Deficit
	(in millions)
Portion of operating lease liabilities due within one year	$32.4	$-	$32.4	$32.4
Prepaid income taxes	$9.5	$34.0	$(24.5)	$24.5
Derivative payable	$24.3	$2.1	$22.2	$22.2
Deferred revenue	$59.1	$53.5	$5.6	$5.6
Accrued interest	$28.2	$28.7	$(0.5)	$(0.5)
Operational liabilities and other, net of assets	$54.8	$62.0	$(7.2)	$(7.2)
Income taxes payable	$8.8	$22.6	$(13.8)	$(13.8)
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$63.2

Note: Totals may not sum due to rounding.

Portion of operating lease liabilities due within one year is due to the adoption of the updated lease accounting guidance.  The decrease in prepaid income taxes and income taxes payable is a function of timing and primarily related to refunds received and taxes accrued.  The increase in derivative payable was due to a new forward-starting interest rate swap we entered into on June 7, 2019 and a change in fair value driven by the change in interest rates.  The increase in deferred revenue was driven primarily by seasonality.  The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by the timing of payments.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the nine months ended:

	September 28, 2019	September 29, 2018
	(in millions)
Net cash provided by operating activities	$151.7	$254.6
Net cash used for investing activities	$(34.3)	$(45.0)
Net cash used for financing activities	$(112.4)	$(70.7)

Operating Activities

First Nine Months of Fiscal 2019

Cash flows provided by operating activities of $151.7 million for the first nine months of fiscal 2019 reflected a decrease of $103.0 million from $254.6 million of cash flows provided by operating activities in the first nine months of fiscal 2018. The decrease in cash provided by operating activities was primarily the result of a decrease in net income attributable to the Company of $89.7 million in the first nine months of fiscal 2019 as compared to the prior year period.

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

Investing Activities

First Nine Months of Fiscal 2019

Net cash used for investing activities totaled $34.3 million in the first nine months of fiscal 2019, a decrease of $10.6 million as compared to the first nine months of fiscal 2018. This decrease was primarily attributable to investments in intellectual property and the purchase of Kurbo Health, Inc., or Kurbo, in the first nine months of fiscal 2018 partially offset by higher capital expenditures for technology in the first nine months of fiscal 2019.

First Nine Months of Fiscal 2018

Net cash used for investing activities totaled $45.0 million in the first nine months of fiscal 2018, an increase of $13.8 million as compared to the first nine months of fiscal 2017. This increase was due to investments in intellectual property and the purchase of Kurbo in the first nine months of fiscal 2018.

Financing Activities

First Nine Months of Fiscal 2019

Net cash used for financing activities totaled $112.4 million in the first nine months of fiscal 2019, primarily due to $50.0 million used for the debt prepayment and $57.8 million used for scheduled debt repayments under our Term Loan Facility.  See “—Long-Term Debt” for additional details on debt payments.

First Nine Months of Fiscal 2018

Net cash used for financing activities totaled $70.7 million in the first nine months of fiscal 2018, primarily due to $25.0 million of net repayments on the outstanding principal amount on the Revolving Credit Facility and $57.8 million used for the scheduled debt repayments under our Term Loan Facility, which was partially offset by $32.6 million in proceeds from stock options exercised.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at September 28, 2019:

Long-Term Debt

At September 28, 2019

(Balances in millions)

Balance
Term Loan Facility due November 29, 2024	$1,374.5
Notes due December 1, 2025	300.0
Total	1,674.5
Less: Current Portion	77.0
Unamortized Deferred Financing Costs	8.1
Unamortized Debt Discount	22.7
Total Long-Term Debt	$1,566.7

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

As of September 28, 2019, we had $1,374.5 million of debt outstanding under the Credit Facilities with $148.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility.  There was no outstanding balance under the Revolving Credit Facility as of September 28, 2019.  On October 10, 2019, we made a voluntary prepayment at par of $50.0 million in respect of our outstanding term loans under the Term Loan Facility.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 28, 2019, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25% respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement.  If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Net Debt Leverage Ratio. Based on our Consolidated First Lien Net Debt Leverage Ratio as of September 28, 2019, the commitment fee was 0.35% per annum.  Our Consolidated First Lien Net Debt Leverage Ratio as of September 28, 2019 was 2.92:1.00.

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

As of September 28, 2019, we were in compliance with all applicable financial covenants in the Credit Agreement governing the Credit Facilities.

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

Outstanding Debt

At September 28, 2019, we had $1,674.5 million outstanding under the Credit Facilities and the Notes, consisting of the Term Loan Facility of $1,374.5 million, $0.0 million drawn down on the Revolving Credit Facility and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At September 28, 2019 and December 29, 2018, our debt consisted of both fixed and variable-rate instruments.  Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 13 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate

(which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swap in effect, was approximately 8.06% and 7.73% per annum at September 28, 2019 and December 29, 2018, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swap in effect, was approximately 7.59% and 7.46% per annum at September 28, 2019 and December 29, 2018, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at September 28, 2019:

Total Debt Obligation

(Including Current Portion)

At September 28, 2019

(in millions)

Remainder of Fiscal 2019	$19.3
Fiscal 2020	$96.3
Fiscal 2021	$77.0
Fiscal 2022	$77.0
Fiscal 2023	$77.0
Fiscal 2024 and thereafter	$1,328.0
Total	$1,674.5

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At September 28, 2019 and September 29, 2018, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a loss of $17.9 million and a gain of $4.8 million, respectively. At September 28, 2019 and September 29, 2018, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $14.1 million and $10.2 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the nine months ended September 28, 2019 and September 29, 2018, we repurchased no shares of our common stock in the open market under this program.

EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation. The table below sets forth the calculations for EBITDAS for the three and nine months ended September 28, 2019 and September 29, 2018, and EBITDAS for the trailing twelve months ended September 28, 2019:

(in millions)

	Three Months Ended		Nine Months Ended		Trailing Twelve
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	Months
Net Income	$47.1	$70.1	$90.2	$180.0	$134.0
Interest	33.1	35.5	103.0	107.2	138.2
Taxes	13.1	12.4	26.8	19.6	27.7
Depreciation and Amortization	10.9	10.8	33.5	32.6	45.0
Stock-based Compensation	5.2	5.7	14.9	15.3	19.8
EBITDAS	$109.4	$134.5	$268.6	$354.7	$364.7

Note: Totals may not sum due to rounding.

Reducing leverage is a capital structure priority for the Company. As of September 28, 2019, our net debt/EBITDAS ratio was 3.9x.  The table below sets forth the calculation for net debt, a non-GAAP financial measure:

(in millions)

September 28, 2019
Total debt	$1,674.5
Less: Unamortized deferred financing costs	8.1
Less: Unamortized debt discount	22.7
Less: Cash on hand	239.2
Net debt	$1,404.5

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

As of September 28, 2019, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2018 have not materially changed from December 29, 2018.

At the end of the third quarter of fiscal 2019, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 4.75%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of September 28, 2019, our interest rate swap in effect had a notional amount of $1.00 billion. Accordingly, as of September 28, 2019, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the LIBOR Floor, a hypothetical 100 basis point increase in interest rates would have increased annual interest expense by approximately $3.7 million and a hypothetical 100 basis point decrease in interest rates would have decreased annual interest expense by approximately $3.7 million. These changes are driven primarily by the interest rate applicable to our Term Loan Facility and the lower outstanding debt balance as of September 28, 2019 as compared to December 29, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2019, the end of the third quarter of fiscal 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the third quarter of fiscal 2019, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Securities Class Action and Derivative Matters

In March 2019, two substantially identical class action complaints alleging violations of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current officers and the Company’s former controlling shareholder, Artal, in the United States District Court for the Southern District of New York. The actions were consolidated and lead plaintiffs were appointed in June 2019. A consolidated amended complaint was filed on July 29, 2019, naming as defendants the Company, certain of the Company’s current officers and directors, and Artal and certain of its affiliates. A second consolidated amended complaint was filed on September 27, 2019.  The operative complaint asserts claims on behalf of all purchasers of the Company’s common stock between May 4, 2018 and February 26, 2019, inclusive, or the Class Period, including purchasers of the Company’s common stock traceable to the May 2018 secondary offering of the Company’s common stock by certain of its shareholders. The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed or recklessly disregarded material adverse facts. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and with respect to the secondary offering, under Sections 11, 12(a)(2), and 15 of the Securities Act. The plaintiffs seek to recover unspecified damages on behalf of the class members. The Company believes that the action is without merit and intends to vigorously defend it. The Company filed a motion to dismiss the complaint on October 31, 2019.

On March 26, 2019, June 4, 2019, July 22, 2019, and July 26, 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. On June 13, 2019, a separate shareholder derivative complaint was filed in the Southern District of New York against the Company’s Board of Directors alleging that the directors breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. On July 23, 2019, another separate shareholder derivative complaint was filed in the Southern District of New York against the Board of Directors alleging, among other things, that the directors breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. On October 25, 2019, another separate shareholder derivative complaint was filed in the Southern District of New York against the Board of Directors alleging, among other things, that the directors breached fiduciary duties to the alleged injury of the Company.  The allegations in the demands relate to those contained in the ongoing securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors has created a special committee to investigate and evaluate the claims made in the demands.

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

**Exhibit 3.1

Amended and Restated Articles of Incorporation of WW International, Inc. (effective as of September 29, 2019) (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed on September 30, 2019 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 3.2

Amended and Restated Bylaws of WW International, Inc. (effective as of September 29, 2019) (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed on September 30, 2019 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: November 6, 2019	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer, Operating Officer, North America and President, Emerging Markets (Principal Financial Officer)