Form 10-K
period 2019-12-28
WW INTERNATIONAL, INC.
filed 2020-02-25
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-16769

WW INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Virginia	11-6040273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 Avenue of the Americas, 6th Floor, New York, New York 10010

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(212) 589-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	WW	The Nasdaq Stock Market LLC

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

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2019 (based upon the closing price of $19.10 per share of common stock as of June 28, 2019, the last business day of the registrant’s second fiscal quarter of 2019, as quoted on The Nasdaq Stock Market LLC) was $889,175,384. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and certain shareholders as of June 28, 2019 would be deemed stock held by affiliates.

The number of shares of common stock outstanding as of February 1, 2020 was 67,427,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2020 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 28, 2019.

WW International, Inc.

Annual Report on Form 10-K

i

BASIS OF PRESENTATION

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

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, myWWTM, SmartPoints®, Points®, WW Freestyle®, FitPoints®, WellnessWinsTM, ZeroPointTM and the WW logo.

ii

PART I

Item 1.	Business

Overview

We are a global wellness company powered by the world’s leading commercial weight management program. We are focused on inspiring people to adopt healthy habits for real life and aim to democratize wellness and to deliver wellness for all. With over five decades of weight management experience, expertise and know-how, we are one of the most recognized and trusted brand names among weight-conscious consumers. In 2018, we announced new articulations of our brands, including our evolving focus on WW, to further reinforce our mission to focus on overall health and wellness. We educate our members and provide them with guidance and an inspiring community to enable them to develop healthy habits. WW-branded services and products include digital offerings provided through our websites, mobile sites and apps, workshops conducted by us and our franchisees, consumer products (including licensed and endorsed products), and publications. Our primary sources of revenue are subscriptions for our digital products and for our workshops. Our “Digital” business refers to providing subscriptions to our digital product offerings, including the Personal Coaching + Digital product. Our “Studio + Digital” business refers to providing access to our weekly in-person workshops combined with our digital subscription product offerings to commitment plan subscribers. Our “Studio + Digital” business also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members.

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

We have built our business by helping millions of people around the world lose weight through a sensible, sustainable and livable approach to food, activity and mindset. We believe we are the leading global provider of paid digital subscription weight management products. As of the end of fiscal 2019, we had a total of approximately 4.2 million subscribers, of which approximately 3.0 million were Digital subscribers. At that time, we also had approximately 1.3 million Studio + Digital subscribers, who could attend approximately 29,000 workshops each week around the world, which were run by approximately 8,200 coaches. Our strong brands, together with the effectiveness of our program, loyal customer base, strong digital offerings and unparalleled network of workshops and coaches, enable us to attract new and returning customers.

Business Organization and Global Operations

We have four reportable segments based on an integrated geographical structure as follows: North America, Continental Europe (CE), United Kingdom and Other. Each reportable segment provides similar services and products. We operate in numerous countries around the world. Our “North America” reportable segment consists of our United States and Canada Company-owned operations; our “Continental Europe” reportable segment consists of our Germany, Switzerland, France, Belgium, Netherlands and Sweden Company-owned operations; our “United Kingdom” reportable segment consists of our United Kingdom Company-owned operations; and our “Other” reportable segment consists of our Australia, New Zealand, and Brazil Company-owned operations, as well as revenues and costs from our franchises in the United States and certain other countries.

Our Services and Products

Our Program and Food Plans

In each of our major markets, we offer services and products that are based on our new, customized, healthy weight management program, known as myWW in the majority of our markets. The program is founded on a holistic approach for the body and mind to help each of our members lead a healthier, more active, more fulfilling life, and provides flexibility to make significant changes towards that life. It is comprised of a range of nutritional, activity, behavioral and lifestyle tools and approaches that can be personalized for maximum livability, based on the understanding that everyone’s needs and eating patterns are different. Our program also gives members science-based techniques that guide them to a helpful mindset. There are three comprehensive ways to follow myWW – the Green, Purple, or Blue food plan – each of which is grounded in our SmartPoints system. New members are assisted in the selection of the plan that will work best for them based on a personalized assessment. SmartPoints was developed from a combination of advancements in scientific research and consumer insights, including from customers who experienced prior WW food plans. With the SmartPoints system, each food has a SmartPoints value determined by the food’s calorie, saturated fat, sugar and protein content. Customers following the SmartPoints system can eat any food as long as the SmartPoints value of their total food consumption stays within their personalized daily and weekly SmartPoints “budget,” which is based on age, weight, height and sex. Each of myWW’s Green, Purple and Blue food plans has a unique balance of allotted SmartPoints and ZeroPoint foods. ZeroPoint foods do not need to be weighed, measured, or tracked and form the foundation of a healthy eating pattern. Prior to the launch of myWW in November 2019, we offered a weight management program known as WW Freestyle in the majority of our markets, which launched in December 2017.

In addition to focusing on healthy eating habits, and in furtherance of our mission to focus on overall health and wellness, our program also addresses other aspects of a healthy and fulfilled life, such as mindset, activity and community. We carefully select partners in the wellness space who offer services that can aid our members. For example, in both our workshops and our digital experiences, members can typically access meditation and/or mindfulness content to assist them in developing and maintaining a helpful mindset on their wellness journeys. Our customized FitPoints system accounts for height, weight, age and sex, as well as the type of activity being done and the duration. This personalization allows members to know exactly what each activity is worth to them and then track their activities and routines within the WW app. WW’s Connect Groups, a part of our digital community, foster meaningful relationships that inspire healthy habits by helping people find communities based on food, identity, wellness journey, activity, mindset, hobbies, locations and events. Finally, to further inspire and reinforce healthy habits, WellnessWins, our rewards program, inspires members to build, and recognizes members for building, healthy habits. Members can earn “Wins” and redeem them for exclusive products and experiences.

Our Businesses

Our customers mainly participate in our program either by solely using our digital products or by using our digital products supplemented by in-person group workshops. Within these two channels, we offer a variety of services and products to meet each customer’s preferences. Additionally, our wellness coaches educate members on our program and provide inspiration and support to members in developing healthy habits.

Digital Business

In our Digital business, we offer digital subscription products based on the WW approach to wellness and weight management. These products provide interactive and personalized resources that allow users to follow our weight management program via our web-based and mobile app products. They help subscribers adopt a healthier and more active lifestyle, a helpful mindset, and healthy habits, with a view toward long-term behavior modification — a key aspect of the WW approach toward healthy and sustainable weight loss. These products provide subscribers with content, functionality and resources and interactive weight management plans and wellness tools. We believe our personalized and interactive Digital subscription products give subscribers an engaging experience. Our online community, which can be accessed via the web and the Connect feature in our mobile app, gives our subscribers a way to stay virtually connected, and support and inspire each other. We continue to upgrade the design, usability, features and capabilities of our digital products. As of the end of fiscal 2019, we had approximately 3.0 million Digital subscribers.

Studio + Digital Business

In our Studio + Digital business, we present our program in regular weekly workshops of 30 to 45 minutes in duration, conveniently scheduled throughout the day. Our interactive, in-person community remains the cornerstone of our workshops. Wellness coaches facilitate interactive workshops that encourage learning and inspire members to make positive changes towards their individual goals. Members provide each other inspiration and support by sharing their experiences with, and by providing encouragement and empathy to, other people on weight management and wellness journeys. In addition, our members can choose to access our digital tools to assist them on their journeys. The primary payment structure for our Studio + Digital business globally is through commitment plans. Under these plans, members generally receive unlimited access to workshops at a monthly price plus access to our Digital products. Pursuant to these plans, a member is automatically charged on a monthly basis until the member elects to cancel. As of the end of fiscal 2019, we had approximately 1.3 million subscribers to these commitment plans.

We have franchisees in certain territories. Pursuant to long-standing agreements, we typically pay each other royalties and other fees. In fiscal 2019, revenues from our franchisees represented less than 1% of our total revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Our Consumer Product Sales

We sell a range of consumer products, including bars, snacks, cookbooks, kitchen tools and other products from time to time. These products complement our weight management program and help our customers in their weight management and wellness efforts. Our products are designed to be high quality and offer benefits related to the WW program.

We sell our products primarily at our workshops, online through our ecommerce platforms and to our franchisees, as well as through several trusted retail partners. Excluding sales to or by our franchisees, in fiscal 2019, sales of products to consumers represented approximately 11.1% of our revenues. We seek to optimize our product offerings by updating existing products, selectively introducing new products and sharing best practices across geographies.

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

Our Clinical Efficacy and Reputation in the Marketplace

WW is one of the most clinically-studied commercial weight management programs, with dozens of peer-reviewed publications in the last 20 years. For example, in 2017, a randomized controlled trial conducted by research teams at the University of Cambridge, the University of Liverpool and the University of Oxford and partially funded by us was published in The Lancet and found that adults with obesity referred to WW for one year lost significantly more weight and were able to keep it off for longer compared to those who either received brief advice and self-help materials, or who were referred to a 12-week WW program. In addition, compared to adults receiving brief advice and self-help, adults who followed either the 12- or 52-week WW program achieved greater reductions in body fat; those who followed 52 weeks of WW also achieved greater blood sugar control. Research has shown that WW has impact that reaches beyond our members. In 2018, a 6-month randomized controlled trial conducted by researchers at the University of Connecticut funded by us and published in Obesity showed a “ripple effect” of WW – significant weight loss among untreated spouses of WW members.

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

In 2019, a six-month clinical trial of the myWW program conducted by the Medical University of South Carolina’s Weight Management Center and funded by us found that participants on the program experienced clinically significant benefits, including, on average, weight loss of 8%. Among study participants who reported trying to lose weight in the past, 90% agreed myWW is easier to stick with compared to when they have tried to lose weight on their own and 88% agreed that myWW is an easier way to lose weight than when they have tried to lose weight on their own. Our efficacy and the value of our offerings are also well-acknowledged in the marketplace. For instance, in 2020, we again were recognized by U.S. News & World Report in the “Best Diets” rankings, including ranking #1 for “Best Weight-Loss Diets” for the tenth year in a row and #1 for “Best Commercial Diet Plans.”

Marketing and Promotion

Our communications with consumers and other promotional efforts enhance our brand image and awareness, and motivate both former and potential new customers to join WW. In October 2015, we entered into a Strategic Collaboration Agreement with Oprah Winfrey, pursuant to which, among other things, Ms. Winfrey provides us with services in her discretion to promote the Company and our programs, products and services, including in advertisements and promotions, and making personal appearances on our behalf. For example, in fiscal 2020, as part of our collaboration with Ms. Winfrey, she embarked on a wellness-focused, national arena tour called WW Presents: Oprah’s 2020 Vision: Your Life in Focus, and is appearing in our advertising campaign in the United States and other select markets. Further information on this agreement and our partnership with Ms. Winfrey can be found below under “—History—Winfrey Transaction.”

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

In addition to the above advertising channels, we take advantage of other channels for which we are uniquely positioned given our long history and network of WW coaches and members. The word of mouth generated by our current and former members, combined with our strong brand and known effectiveness, enable us to attract new and returning members. We also carry out many of our key public relations initiatives through the efforts of current and former WW coaches and members, and celebrity brand ambassadors.

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

Competition

We compete in the global weight management and wellness market. The weight management and wellness industries include commercial weight management programs; hardware and software-based mobile app and web-based weight management programs and approaches; surgical procedures; the pharmaceutical industry; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites and social media groups; dietary supplements and meal replacement products; healthy living services, products and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains.

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

Trademarks, Patents and Other Proprietary Rights

We own numerous domestic and international trademarks, patents, domain names and other proprietary rights that are valuable assets and are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of patents in the jurisdiction in which the patent is granted. The actual protection afforded by a patent may vary from country to country depending upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets is important to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress, trade secret and other intellectual property laws, and through domain name dispute resolution systems.

History

Early Development

In 1961, Jean Nidetch, our founder, attended a New York City obesity clinic and took what she learned from her personal experience at the obesity clinic and began weight-loss meetings with a group of her overweight friends in the basement of a New York apartment building. Under Ms. Nidetch’s leadership, the group members supported each other in their weight-loss efforts, and word of the group’s success quickly spread. Ms. Nidetch and Al and Felice Lippert, who all successfully lost weight through these efforts, formally launched our business in 1963. WW International, Inc. (formerly  known as Weight Watchers International, Inc.) was incorporated as a Virginia corporation in 1974 and succeeded to the business started in New York in 1963. Heinz acquired us in 1978.

Artal Ownership

In September 1999, Artal Luxembourg S.A., or Artal Luxembourg, acquired us from Heinz. Artal Luxembourg is an indirect subsidiary of Artal Group S.A., or Artal Group, which together with its parents and its subsidiaries is referred to in this Annual Report on Form 10-K as Artal. Currently, Artal Luxembourg is the record holder of all our shares owned by Artal. As a result of Artal selling a portion of its shares of our common stock in fiscal 2018, we are no longer a “controlled company” under the rules of The Nasdaq Global Select Market, or Nasdaq.

Winfrey Transaction

On October 18, 2015, we entered into a Strategic Collaboration Agreement with Ms. Winfrey, or, as amended, the Strategic Collaboration Agreement, pursuant to which Ms. Winfrey granted us the right to use, subject to her approval, her name, image, likeness and endorsement for and in connection with the Company and its programs, products and services (including in advertising, promotion, materials and content), and we granted Ms. Winfrey the right to use our trademarks and service marks to collaborate with and promote the Company and its programs, products and services. The Strategic Collaboration Agreement has an initial term of five years, or the Initial Term, with additional successive one year renewal terms. On December 15, 2019, we entered into an amendment of the Strategic Collaboration Agreement, or the Strategic Collaboration Amendment, with Ms. Winfrey, pursuant to which, among other things, the Initial Term was extended until April 17, 2023 (with no additional successive renewal terms) after which a second term will commence and continue through the earlier of the date of the Company’s 2025 annual meeting of shareholders or May 31, 2025, or the Second Term and together with the Initial Term, the Strategic Term. During the remainder of the Initial Term, Ms. Winfrey will consult with us and participate in developing, planning, executing and enhancing the WW program and related initiatives, and provide us with services in her discretion to promote the Company and its programs, products and services, including in advertisements and promotions, and making personal appearances on our behalf. Subsequently, during the Second Term, Ms. Winfrey and the Company will collaborate with each other towards the mutual objective of advancing and promoting the WW programs and the Company, and in connection therewith, Ms. Winfrey will consult with the Company and participate in developing, planning, executing and enhancing the WW programs and related initiatives. In connection therewith, Ms. Winfrey will make available to the Company her knowledge, expertise, and abilities in the areas of corporate management, consumer insights, advertising and marketing, consumer motivation, and community activation and consult and participate in the design and planning of creative strategy and the related execution of the consumer experience in connection with the WW programs. In addition, throughout the Second Term, except as otherwise prohibited by applicable law, the Company will cause Ms. Winfrey to be nominated as a director of the Company.  Ms. Winfrey will not grant anyone but the Company the right to use her name, image, likeness or endorsement for or in connection with any other weight loss or weight management programs during the Strategic Term, and she will not engage in any other weight loss or weight management business, program, products, or services during the Strategic Term and for one year thereafter. The Strategic Collaboration Amendment will not become operative unless and until the Option Approval Date (as defined below) occurs on or before June 30, 2020.

On October 18, 2015, we also entered into a Share Purchase Agreement with Ms. Winfrey, or, as amended, the Winfrey Purchase Agreement, pursuant to which we issued and sold to Ms. Winfrey an aggregate of 6,362,103 shares of our common stock for an aggregate cash purchase price of $43,198,679. The purchased shares are subject to certain transfer restrictions and a right of first offer and right of first refusal held by the Company. Under the Winfrey Purchase Agreement, Ms. Winfrey has certain demand registration rights and piggyback rights with respect to these purchased shares. On December 15, 2019, the Company entered into an amendment to the Winfrey Purchase Agreement with Ms. Winfrey. Initially, the Winfrey Purchase Agreement provided Ms. Winfrey with the right to be nominated as director of the Company for so long as she and certain permitted transferees own at least 3% of our issued and outstanding common stock. The amendment to the Winfrey Purchase Agreement provides Ms. Winfrey with the right to be nominated as director of the Company through and until January 1, 2023. Ms. Winfrey will not be required to resign as a director at such time. The amendment to the Winfrey Purchase Agreement will not become operative unless and until the Option Approval Date (as defined below) occurs on or before June 30, 2020.

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

In consideration of Ms. Winfrey entering into the Strategic Collaboration Amendment and the performance of her obligations thereunder, on December 15, 2019, the Company and Ms. Winfrey entered into a term sheet relating to the grant of a fully vested option to purchase 3,276,484 shares of our common stock, or the Winfrey Amendment Option. The term sheet for the Winfrey Amendment Option, which includes the terms and conditions appended thereto, is referred to herein as the Winfrey Amendment Option Agreement. The Winfrey Amendment Option is exercisable at a price of $38.84 per share. The Winfrey Amendment Option is exercisable, in whole or in part, at any time after the date upon which shareholder approval of the Winfrey Amendment Option, or the Option Approval Date, becomes effective and prior to November 30, 2025, subject to earlier termination under certain circumstances, including if a change in control (as defined in the Winfrey Amendment Option Agreement) of the Company occurs.  The shares issuable upon exercise of the Winfrey Amendment Option are subject to certain transfer restrictions and a right of first offer and right of first refusal held by the Company. The Company will submit the Winfrey Amendment Option for shareholder approval at the Company’s 2020 annual meeting of shareholders.

As discussed above, the Strategic Collaboration Amendment will not become operative if our shareholders do not approve the Winfrey Amendment Option, and Ms. Winfrey could terminate the Strategic Collaboration Agreement with us as a result. For additional information on risks arising from a potential loss of Ms. Winfrey’s services or a change in the nature of our partnership with her, please see “Item 1A. Risk Factors—Loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce could negatively impact our sales of services and products, business, financial condition and results of operations.” of this Annual Report on Form 10-K.

The transactions contemplated by the Strategic Collaboration Agreement, Winfrey Purchase Agreement, Winfrey Option Agreement and Winfrey Amendment Option Agreement are collectively referred to herein as the Winfrey Transaction.

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

Employees

As of December 28, 2019, we had approximately 17,000 employees, a majority of whom were part-time employees. In addition, in certain of our markets, our coaches and guides are self-employed and are not included in this total. We consider our relations with our employees, coaches and guides to be satisfactory.

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

We use our corporate website at corporate.ww.com and certain social media channels such as our corporate Facebook page (www.facebook.com/WW), Instagram account (Instagram.com/WW) and Twitter account (@ww_us) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

Our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, and our Corporate Governance Guidelines are also available on our corporate website at corporate.ww.com.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “aim” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

•	the ability to successfully implement new strategic initiatives;
•	the effectiveness of our advertising and marketing programs, including the strength of our social media presence;
•	the impact on our reputation of actions taken by our franchisees, licensees, suppliers and other partners;
•	the impact of our substantial amount of debt, debt service obligations and debt covenants, and our exposure to variable rate indebtedness;
•	the ability to generate sufficient cash to service our debt and satisfy our other liquidity requirements;
•	uncertainties regarding the satisfactory operation of our technology or systems;
•	the impact of data security breaches or privacy concerns, including the costs of compliance with evolving privacy laws and regulations;
•	the recognition of asset impairment charges;
•	the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;
•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;
•	the expiration or early termination by us of leases;
•	risks and uncertainties associated with our international operations, including regulatory, economic, political, social, intellectual property, and foreign currency risks;
•	uncertainties related to a downturn in general economic conditions or consumer confidence;
•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;
•	the seasonal nature of our business;
•	the impact of events that discourage or impede people from gathering with others or accessing resources;
•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;
•	the outcomes of litigation or regulatory actions;

•	the impact of existing and future laws and regulations;
•	our failure to maintain effective internal control over financial reporting;
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

The weight management and wellness marketplace is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: commercial weight management programs; hardware and software-based mobile app and web-based weight management programs and approaches; surgical procedures; the pharmaceutical industry; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites and social media groups; dietary supplements and meal replacement products; healthy living services, products and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains. Additional competitors may emerge as new or different weight management services, products, methods or technologies are developed and marketed. Furthermore, existing competitors may enter new markets or expand their offerings or advertising and marketing programs. More effective or more favorably perceived diet and weight and healthy living management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. This competition may reduce demand for our services and products.

The purchasing decisions of weight management and healthy living consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, cost, social media sentiment, consumer trends and perception of the efficacy of the service and product offerings. Moreover, consumers can, and frequently do, change approaches easily and at little cost. For example, fad diets and weight loss trends, such as low-carbohydrate diets, have adversely affected our revenues from time to time. Also, in recent years, our revenue was adversely affected by the popularity of mobile technology, which has led to increased trial of free mobile and other weight management apps and activity monitors. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

If we do not continue to develop new, innovative services and products or if our services, products or brands do not continue to appeal to the market, or if we are unable to successfully expand into new channels of distribution or respond to consumer trends, our business may suffer.

The weight management and wellness marketplace is subject to changing consumer demands based, in large part, on the efficacy and popular appeal of weight management and healthy living programs. The popularity of weight management and healthy living programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends. For example, consumers are increasingly focusing on more integrated lifestyle and fitness approaches and may associate our program with just food, nutrition and diet, which could adversely impact its popularity. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis, to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, healthy living, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products. Additionally, new or enhanced services or products may not appeal to the market or the market’s perception of us. As we announce new articulations of our brands, such as our evolution from Weight Watchers to WW, and we adopt new trademarks, the marketplace may not embrace or accept them and it may take time to build their reputation and goodwill, both with consumers and with our partners. Our future success also will depend, in part, on our ability to successfully distribute our services and products through appealing channels of distribution, such as mobile or social media. Our failure to develop new, innovative services and products and to enhance our existing services and products, the failure of our services, products or brands to continue to appeal to the market or the failure to expand into appealing new channels of distribution could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

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

We believe that our brands, including their widespread recognition and strong reputation and goodwill in the market, are one of our most valuable assets and they provide us with a competitive advantage. Our franchisees operate their businesses under our brands. We license our trademarks to third parties for the manufacture and sale in retail stores by such parties of a variety of goods, including food products, and also endorse third-party branded consumer services and products. We also sell through a variety of channels, including in our studios and through third-party retail partners, food and non-food products manufactured by third-party suppliers. In addition, we integrate our services and products with those of other third parties, including through bundled offerings. Our third-party partnerships also extend to event sponsorships, co-promotions, and retail pop-ups. Our franchisees, licensees, suppliers and other partners are independent third parties with their own financial objectives, third-party relationships and brand associations. Actions taken by them, including violations of generally accepted ethical business practices or breaches of law or contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our reputation. Also, our products may be subject to product recalls, brand confusion, litigation or other deficiencies, which could harm our brands. Any negative publicity associated with these actions or these third parties would adversely affect our reputation and may result in decreased recruitment, workshop attendance, Digital product subscriptions and product sales and, as a result, lower revenues and profits.

Our substantial amount of debt and our debt service obligations, as well as our exposure to variable rate indebtedness, could adversely affect our financial condition, and the restrictions of our debt covenants could impede our operations and flexibility.

As of December 28, 2019, our total debt was $1,605.3 million. In addition, at December 28, 2019, we had $148.8 million available under our revolving credit facility. $1,305.3 million of our debt consists of variable-rate instruments so we are subject to the risk of higher interest rates. We seek to manage our exposure to interest rates through interest rate swaps. At the end of fiscal 2019, we had in effect an interest rate swap with a notional amount of $1.0 billion.

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

While there is no net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) leverage ratio maintenance requirement on the debt outstanding under our credit facilities (other than when the aggregate principal amount of our outstanding revolving loans plus letters of credit exceeds 33 1/3% of the amount of the lenders’ revolving commitments, as further discussed below), our credit facilities and the indenture governing our notes contain customary covenants for a non-investment grade company, including covenants that in certain circumstances restrict our ability to incur additional indebtedness and liens, pay dividends on and redeem capital stock, make investments, sell our assets and enter into acquisitions, mergers and transfers of all or substantially all of our assets, prepay subordinated debt and enter into transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. Under the terms of our credit facilities, depending on our leverage ratio, we are obligated to offer to prepay our term loan facilities in an aggregate amount determined by our excess cash flow. In addition, our revolving credit facility includes a maintenance covenant that requires compliance with certain first lien secured net leverage ratios when the aggregate principal amount of all revolving loans plus available, undrawn letters of credit and unreimbursed letters of credit (subject to customary exceptions and thresholds) as of the end of a fiscal quarter exceeds 33 1/3% of the amount of the lenders’ revolving commitments.

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

Additionally, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness may increase even though the amount borrowed remains the same, if our then-effective swaps, if any, do not reduce our exposure. In addition, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. In the event that LIBOR is phased out, our Credit Agreement (defined hereafter) provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to certain conditions. We may also need to renegotiate our other variable rate indebtedness that utilizes LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and wellness programs and pressure from our competitors. As of the end of fiscal 2019, we have a term loan facility with an outstanding aggregate principal amount of $1,305.3 million due in November 2024, a revolving credit facility with availability of $148.8 million and $300.0 million in aggregate principal amount of outstanding 8.625% senior notes due in December 2025. We expect to pay the principal and interest due on the term loan facility and our notes from a combination of our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. There can be no assurance that we will maintain a level of cash flows provided by operating activities in an amount sufficient to permit us to pay the principal and interest on all of our outstanding debt.

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

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites, Digital subscription product offerings and other services and products such as the recurring billing system associated with certain of our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service (DOS) attacks, which are increasingly negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Disruptions in our websites, services and products or network systems could result from a number of factors, including unknown technical defects, insufficient capacity, the failure of our third-party providers to provide continuous and uninterrupted service and unusual volume in traffic for our platforms. Such disruptions would be most impactful if they occurred during peak activity periods and may impact accessibility to our services and products. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, and we deploy multiple parallel instances of our applications across multiple computer resources, we do not have a fully redundant system that includes an instantaneous recovery capability. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner, which could have an adverse impact on our business.

As a result of such possible defects, failures, interruptions or other problems, our services and products could be rendered unreliable or be perceived as unreliable by customers, which could result in harm to our reputation and brands. Any failure of our technology or systems could result in an adverse impact on our business.

Our reputation and the appeal of our services and products may be harmed by data security breaches or privacy concerns.

Breaches of data security, website defacements and other malicious acts, which are increasingly negatively impacting companies, could result in unauthorized access to proprietary or customer information or data, including credit card transaction data, or cause interruptions to our services and products. Such unauthorized access or interruptions could harm our reputation and brands and expose us to liability claims, and may result in the loss of existing or potential customers. We rely upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and utilize confidential information (including, but not limited to, personal customer information and data), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information as well as comply with applicable regulatory requirements and contractual obligations.

We also have outsourced significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to security breaches. While we have invested, including by maintaining cybersecurity insurance coverage, and developed systems and processes designed to protect such proprietary or customer information or data, these measures are costly, and there can be no assurance that our efforts will prevent service interruptions or security breaches.

Existing, proposed or new data privacy legislation and regulations, including interpretations thereof, could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and includes increased privacy and security requirements for companies that receive or process personal data of residents of Europe. As a result, we have implemented measures to comply with these requirements, including, among other things, documenting our data processing activities and informing users about how we use their personal data.  We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our services and products. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator. The GDPR also includes significant penalties for non-compliance with any of several requirements of the regulation. Data protection and privacy laws have also been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020, the Health Insurance Portability and Accountability Act (HIPAA), and other relevant statutes. These laws also typically include notification obligations and impose significant penalties for non-compliance. The data privacy and security regulatory regime continues to evolve and is increasingly demanding. Many states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across jurisdictions could present compliance challenges.

Further, many jurisdictions require that customers be notified if a security breach results in the disclosure of their personal financial account or other information, and additional jurisdictions and governmental entities are considering such laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience, or in certain cases suspect, a security breach and such notice or public disclosure is required in the future, our reputation, brands and business may be harmed. Prospective and existing customers and clients may have concerns regarding our use of private information or data collected on our websites or through our services and products, such as weight management information, financial data, email addresses and home addresses. These privacy concerns could keep customers and clients from using our websites or purchasing our services or products, and third parties from partnering with us.

While no cybersecurity breach or attack to date has had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of our information technology networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. In addition, the transmission of computer viruses, or similar malware, could adversely affect our information technology systems and harm our business operations. As a result, it may become necessary to expend significant additional amounts of capital and other resources to protect against, or to alleviate, problems caused by security breaches. These expenditures, however, may not prove to be a sufficient remedy.

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

We depend on senior management and other key personnel and consultants, and the loss of certain personnel or consultants could result in the loss of management continuity and institutional knowledge and negatively affect our operations, brand image and goodwill. In October 2015, Ms. Winfrey and the Company began a long-term, strategic partnership pursuant to the terms of the Strategic Collaboration Agreement, which included her making a substantial equity investment in the Company and joining our Board of Directors. The strategic partnership also includes the provision of certain consulting services by Ms. Winfrey, and grants us the right to use her name and marks for a specified period of time.  In December 2019, Ms. Winfrey and the Company entered into the Strategic Collaboration Amendment, which, among other things, extends the term of the Strategic Collaboration Agreement.  For additional details on these consulting services and rights and the applicable term during which we may benefit, see “Item 1. Business—History—Winfrey Transaction” of this Annual Report on Form 10-K. The Strategic Collaboration Amendment, however, will not become operative unless our shareholders approve the Winfrey Amendment Option, as discussed further in “Item 1. Business—History—Winfrey Transaction”. If our shareholders do not approve the Winfrey Amendment Option, Ms. Winfrey may terminate the Strategic Collaboration Agreement in her sole discretion. Our ability to maintain our brand image and leverage the goodwill associated with Ms. Winfrey’s name may be damaged if we were to lose her services or if the nature of our partnership changes. The loss of Ms. Winfrey’s services or partnership with us for any reason (including as a result of her death or disability), any negative market or industry perception with respect to her or her participation in the Company’s programs, or the failure by Ms. Winfrey to provide services in her discretion to promote the Company, our programs, services and products or to consult with us and participate in developing, planning, executing and enhancing our programs and related initiatives, all in accordance with our strategic partnership arrangements with her, could have an adverse effect on our business, financial condition and results of operations.

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

Our operations, including corporate offices, are located in leased office space and many of our workshops are held in leased space in retail centers. As leases expire, we may not be able to renew them on acceptable terms or secure suitable replacement locations. If we decide to relocate or close studios before the expiration of the applicable lease term, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. Any of the above events could adversely impact our financial results.

Our international operations expose us to regulatory, economic, political, social and intellectual property risks in the countries in which we operate.

The international nature of our operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls; economic downturns; inflation and political and social instability in the countries in which we operate; weakening or loss of the protection of intellectual property rights in some countries and limitations on our ability to enforce our intellectual property rights under some local laws; and our dependence on foreign personnel. For example, during the second quarter of fiscal 2016, the United Kingdom voted by referendum to exit the European Union, commonly referred to as “Brexit.” On January 31, 2020, the United Kingdom ceased to be part of the European Union. The impact of the United Kingdom’s departure from, and future relationship with, the European Union are uncertain. Brexit has and continues to create general economic uncertainty in the United Kingdom and European Union. The effects of Brexit could have an adverse impact on our business, results of operations, financial condition, and/or cash flows, particularly with respect to our United Kingdom reportable segment.

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

A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our exposure to foreign currency fluctuations. Our consolidated financial results are presented in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables and payables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our revenues, operating costs, net income and shareholders’ equity to fluctuate. For example, these changes had a negative impact on our fiscal 2019 financial results.

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

Any event that discourages or impedes people from gathering with others, whether at a gathering place, work or otherwise, or accessing resources could adversely affect our business.

Our business is subject to conditions beyond our control, including extreme weather, terrorism, health epidemics (such as coronavirus), loss of resources such as electricity and internet connections, national disasters and other extraordinary events, that may prevent or impede workshop attendance or accessing our Digital products. These conditions could also impact the ability of our suppliers and other third party partners to meet their obligations to us and negatively impact our ability to provide our products and services to customers. The occurrence of any event that discourages people from gathering with others or impedes their ability to access our services and products could adversely affect our business, financial condition or results of operations.

Third parties may infringe on our brands and other intellectual property rights, which may have an adverse impact on our business.

We currently rely on a combination of trademark, copyright, trade dress, trade secret, patent and other intellectual property laws and domain name dispute resolution systems to establish and protect our proprietary rights, including our brands and technology. If we fail to successfully enforce our intellectual property rights, the value of our brands, services and products could be diminished and our business may suffer. Our precautions may not prevent misappropriation of our intellectual property, including reverse engineering of technology, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Any legal action that we may bring to protect our brands and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. These evolving legal standards may not sufficiently protect our intellectual property rights in the future.

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

From time to time, we may be a party to lawsuits and regulatory actions relating to our business operations. Due to the inherent uncertainties of legal actions and regulatory proceedings, we cannot predict their outcomes with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be adversely affected by the unfavorable resolution of one or more legal or regulatory actions. For example, the previously disclosed adverse UK tax ruling relating to our self-employment model in the United Kingdom resulted in an aggregate adverse charge of approximately $37.0 million in fiscal 2009. As we expand our wellness offerings, consumers may misconstrue our program as providing medical advice. As we clearly state in our consumer communications, most of our coaches and guides do not have extensive training or certification in nutrition, diet or health fields beyond the training they receive from us. Despite our disclaimers, as more customers come to us seeking a healthy lifestyle, they may misperceive that our coaches and guides are providing medical advice. = We may also be subject to claims that our coaches and guides have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers when needed. Regardless of the outcome of any legal action or regulatory proceeding, such actions and proceedings could result in substantial costs and may require that our management devote substantial time and resources to defend us.

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

Laws and regulations directly applicable to communications, operations or commerce over the Internet, such as those governing intellectual property, privacy and taxation, continue to evolve. Recent examples include the enactment of the GDPR and the CCPA. If we are required to comply with new laws or regulations or interpretations of existing laws or regulations that differ from our interpretations, or if we are unable to comply with these laws, regulations or interpretations, our business and results of operations could be adversely affected.

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

The sale of substantial amounts of shares of our common stock by existing large shareholders, or the perception that such sales could occur, including sales by Artal or Ms. Winfrey, could harm the prevailing market price of shares of our common stock. In fiscal 2018, Artal sold 14,625,000 shares of our common stock and Ms. Winfrey sold 2,359,702 shares of our common stock (including shares transferred by Ms. Winfrey as a gift to The Oprah Winfrey Charitable Foundation that were subsequently sold by such foundation). These sales, and the possibility that additional sales may occur in the future, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 28, 2019, we had a total of 67,419,271 shares of our common stock outstanding. Substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act and including Artal and Ms. Winfrey, may be sold only in compliance with certain limitations applicable to affiliates.

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

We are currently headquartered in New York, New York in a leased office space, with additional corporate, customer support, technology and certain other operations located in leased and shared office spaces elsewhere in the United States and Canada. Each of our foreign country operations generally also has leased office space to support its operations. Our meetings are typically held in third-party locations (usually meeting rooms in well-located civic or other community centers) or space leased in retail centers.

Item 3.	Legal Proceedings

Securities Class Action and Derivative Matters

In March 2019, two substantially identical class action complaints alleging violations of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current officers and the Company’s former controlling shareholder, Artal Group, in the United States District Court for the Southern District of New York. The actions were consolidated and lead plaintiffs were appointed in June 2019. A consolidated amended complaint was filed on July 29, 2019, naming as defendants the Company, certain of the Company’s current officers and directors, and Artal Group and certain of its affiliates. A second consolidated amended complaint was filed on September 27, 2019. The operative complaint asserts claims on behalf of all purchasers of the Company’s common stock between May 4, 2018 and February 26, 2019, inclusive, or the Class Period, including purchasers of the Company’s common stock traceable to the May 2018 secondary offering of the Company’s common stock by certain of its shareholders. The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed or recklessly disregarded material adverse facts. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and with respect to the secondary offering, under Sections 11, 12(a)(2), and 15 of the Securities Act. The plaintiffs seek to recover unspecified damages on behalf of the class members. The Company believes that the action is without merit and intends to vigorously defend it. The Company filed a motion to dismiss the complaint on October 31, 2019.

Between March and July 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. The allegations in the demands relate to those contained in the ongoing securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors has created a special committee to investigate and evaluate the claims made in the demands. In addition, four derivative complaints were filed, each making allegations against certain of the Company’s officers and directors and/or Artal Group and certain of its affiliates. First, on June 13, 2019, a shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. Second, on July 23, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. Third, on October 25, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. Finally, on December 16, 2019, a shareholder derivative complaint was filed in New York Supreme Court against certain of the Company’s officers and directors, and Artal Group and certain of its affiliates, alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The Company believes that these actions are without merit and intends to vigorously defend them.

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

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

Pursuant to General Instruction G(3) to Form 10-K, certain of the information regarding our directors and executive officers required by Items 401(a), (b) and (e) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below are the names, ages and current positions of our executive officers and directors, all as of December 28, 2019. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position

Mindy Grossman	62	President and Chief Executive Officer, Director

Nicholas P. Hotchkin	54	Chief Financial Officer, Operating Officer, North America and President, Emerging Markets

Michael F. Colosi	54	General Counsel and Secretary

Corinne Pollier(-Bousquet)	55	President, International

Raymond Debbane(1)	64	Chairman of the Board of Directors

Steven M. Altschuler, M.D.(1)(2)	66	Director

Julie Bornstein	49	Director

Tracey D. Brown(2)	52	Director

Jonas M. Fajgenbaum	47	Director

Denis F. Kelly(2)	70	Director

Julie Rice(3)	49	Director

Thilo Semmelbauer(3)	54	Director

Christopher J. Sobecki(1)(3)	61	Director

Oprah Winfrey	65	Director

(1)	Member of Compensation and Benefits Committee.
(2)	Member of Audit Committee.
(3)	Member of Nominating and Corporate Governance Committee.

Mindy Grossman. Ms. Grossman has served as a director and our President and Chief Executive Officer since July 2017. Prior to joining us, she served as Chief Executive Officer of HSN, Inc., an interactive, multichannel retailer of fashion, household and lifestyle products, and a member of its Board of Directors from August 2008 to May 2017. Prior to joining HSN, she served as Chief Executive Officer of IAC Retailing, a business segment of HSN’s former parent company, IAC/InterActiveCorp, a media and Internet company, from April 2006 to August 2008, and Global Vice President of Nike, Inc.’s apparel business from October 2000 to March 2006. Earlier in her career, Ms. Grossman held various other executive positions in the retail industry, including President and CEO of Polo Jeans Company, Vice President of New Business Development at Polo Ralph Lauren Corporation, President of Chaps Ralph Lauren, and Senior Vice President of Menswear for Warnaco, Inc. Ms. Grossman is a director of Fanatics, Inc. and was previously a director of Bloomin’ Brands, Inc. She also serves as Vice Chairman for UNICEF USA.

Nicholas P. Hotchkin. Mr. Hotchkin has served as our Chief Financial Officer since August 2012. In addition to his role as Chief Financial Officer, he was appointed as our Operating Officer, North America in March 2019 and our President, Emerging Markets in March 2018. He also served as a member of our former Interim Office of the Chief Executive Officer from September 2016 to July 2017. Prior to joining us, Mr. Hotchkin had spent several years at Staples, Inc., a global leader in the office supply industry. Most recently, Mr. Hotchkin served as Senior Vice President of Finance for the U.S. Retail division of Staples based in Massachusetts, a position he held from May 2010 to August 2012. Before assuming that position, he had been Senior Vice President of Finance and Treasurer of Staples, a position he held from November 2006 to April 2010. Prior to joining Staples, Mr. Hotchkin held several corporate finance positions with Delphi Corporation and General Motors Corporation including assignments in the United States, Asia and Europe. Mr. Hotchkin received a B.A. in Economics from Harvard College and an M.B.A. from the Harvard Business School.

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

Raymond Debbane. Mr. Debbane has been the Chairman of our Board of Directors since our acquisition by Artal Luxembourg in September 1999. Mr. Debbane is a co-founder and the Chief Executive Officer of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is the Chairman of the Board of Directors of Lexicon Pharmaceuticals, Inc. He is also the Chief Executive Officer and a director of Artal Group S.A., and the Chairman of the Board of Directors of a number of private companies of which Artal or Invus, L.P. are shareholders. Mr. Debbane was previously a director of Blue Buffalo Pet Products, Inc.

Steven M. Altschuler, M.D. Dr. Altschuler has been a director since September 2012. Since May 2018, Dr. Altschuler has served as a Managing Director, Healthcare Ventures, of Ziff Capital Partners, a private investment firm. He previously served as a consultant to the University of Miami Health Care System from September 2017 through December 2017, the Chief Executive Officer of University of Miami Health Care System and Executive Vice President for Healthcare at the University of Miami from January 2016 to September 2017, and the Chief Executive Officer of The Children's Hospital of Philadelphia (CHOP) from April 2000 until June 2015. Prior to assuming the role of Chief Executive Officer, Dr. Altschuler held several positions at CHOP and the Perelman School of Medicine at the University of Pennsylvania, including Physician-in-Chief/ Chair of Pediatrics and chief of the Division of Gastroenterology, Hepatology and Nutrition. Dr. Altschuler received a B.A. in mathematics and an M.D. from Case Western Reserve University. Dr. Altschuler is a director of Adtalem Global Education Inc. and previously served as Chair of the Board of Directors of Spark Therapeutics, Inc.

Julie Bornstein. Ms. Bornstein has been a director since February 2019. Since February 2018, Ms. Bornstein has served as Chief Executive Officer of The Yes, a new venture-backed online shopping platform she co-founded. From March 2015 to September 2017, Ms. Bornstein served as Chief Operating Officer at Stitch Fix, Inc., an online styling services company. Prior to that, Ms. Bornstein served as Chief Digital Officer at Sephora, a cosmetic retail company and subsidiary of LVMH Moët Hennessy Louis Vuitton SE, from August 2007 to March 2015. Ms. Bornstein received a B.A. in Government from Harvard College and an M.B.A. from Harvard Business School. Ms. Bornstein is a director of Redfin Corporation.

Tracey D. Brown. Ms. Brown has been a director since February 2019. Since June 2018, Ms. Brown has served as Chief Executive Officer of the American Diabetes Association, the largest voluntary health organization in the United States. Previously, Ms. Brown was with Sam’s Club, a membership retail warehouse club and division of Walmart Inc., where she served as Senior Vice President of Operations and Chief Experience Officer from February 2017 to June 2018, Chief Member and Marketing Officer from January 2015 to February 2017, and Vice President from October 2014 to January 2015. Prior to joining Sam’s Club, Ms. Brown held various roles at RAPP Dallas (a part of the Omnicom Group), Direct Impact, Advanced Micro Devices, Peppers & Rogers Group, Dell, American Express, Exxon and Procter & Gamble. Ms. Brown earned a Bachelor of Chemical Engineering from the University of Delaware and an M.B.A. from Columbia Business School.

Jonas M. Fajgenbaum. Mr. Fajgenbaum has been a director since our acquisition by Artal Luxembourg in September 1999. Mr. Fajgenbaum is a Managing Director of The Invus Group, LLC, which he joined in 1996. Prior to joining The Invus Group, LLC, Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. in Economics with a concentration in Finance from The Wharton School of the University of Pennsylvania and a B.A. in Economics from the University of Pennsylvania. Mr. Fajgenbaum is a director of a number of private companies of which Artal or Invus, L.P. are shareholders.

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

Julie Rice. Ms. Rice has been a director since August 2018. Since June 2016, she has also served as the Co-Founder of LifeShop LLC, an advising and investing company. From November 2017 to March 2019, Ms. Rice served as a Partner at WeWork, a shared workspace company. After co-founding SoulCycle Inc., a fitness company, in 2006, Ms. Rice served as Co-Chief Executive Officer from 2006 to 2015, Chief Talent and Creative Officer from 2015 to 2016 and a member of the board of directors from 2010 to 2018. Previously, Ms. Rice was a Talent Manager at Handprint Entertainment from 1997 to 2004. Ms. Rice received a B.A. in English and Theater from the State University of New York at Binghamton.

Thilo Semmelbauer. Mr. Semmelbauer has been a director since September 2016. He served as a member of our former Interim Office of the Chief Executive Officer from September 2016 to July 2017. Since May 2019, Mr. Semmelbauer has served as Managing Director of Insight Partners, a global private equity and venture capital firm, where he previously served as a Senior Advisor from 2017 to 2019 and a Venture Partner from 2015 to 2017. From 2010 to 2015, he served as President and Chief Operating Officer of Shutterstock, Inc., a global marketplace for licensing images, videos, and music to businesses worldwide. From 2009 to 2010, he served as Executive Vice President, Consumer Business, of TheLadders.com, a career management company. Mr. Semmelbauer was also Weight Watchers International, Inc.'s Global Chief Operating Officer from 2006 to 2008 and Chief Operating Officer for North America from 2004 to 2006, after serving as President and Chief Operating Officer of WeightWatchers.com from 2000 to 2004 where he was part of the founding team. He holds an A.B. in Electrical Engineering and Computer Science from Dartmouth College and a dual M.S. in Management and Electrical Engineering from the Massachusetts Institute of Technology.

Christopher J. Sobecki. Mr. Sobecki has been a director since our acquisition by Artal Luxembourg in September 1999. He served as a member of our former Interim Office of the Chief Executive Officer from September 2016 to July 2017. Mr. Sobecki is a Managing Director of The Invus Group, LLC, which he joined in 1989. He received an M.B.A. from the Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of Lexicon Pharmaceuticals, Inc. and a number of private companies of which Artal or Invus, L.P. are shareholders.

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

Our common stock is listed on Nasdaq. Our common stock has traded on Nasdaq under the symbol “WW” since April 22, 2019, prior to which it traded under the symbol “WTW.”

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg, and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the fourth quarter of fiscal 2019, we repurchased no shares of our common stock under this program or otherwise. As of the end of fiscal 2019, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

Holders

The approximate number of holders of record of our common stock as of February 1, 2020 was 184. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future.

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock from January 2, 2015, the last trading day of our 2014 fiscal year, through December 27, 2019, the last trading day of our 2019 fiscal year, as compared to the cumulative return of the Standard & Poor’s 500 Index, or the S&P 500 Index, and the cumulative return of the Standard & Poor’s MidCap 400 Index, or the S&P MidCap 400 Index. We selected the S&P 500 Index because it is a broad index of equity markets. We selected the S&P MidCap 400 Index, which is generally comprised of issuers having a similar market capitalization with the Company at the times presented and of which we are currently a member, because we believe that there are no other lines of business or published industry indices or peer groups that provide a more meaningful comparison of the cumulative return of our stock. The graph assumes that $100 was invested on January 2, 2015 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P MidCap 400 Index, and that all dividends, as applicable, were reinvested.

	Cumulative Total Return ($)
Company/Index	1.2.15	12.31.15	12.30.16	12.29.17	12.28.18	12.27.19
WW International, Inc.	100.00	105.90	53.18	205.66	191.78	174.73
S&P 500 Index	100.00	101.40	113.53	138.32	131.12	174.36
S&P MidCap 400 Index	100.00	97.90	118.20	137.40	120.93	154.09

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Revenues, net	$1,413.3	$1,514.1	$1,306.9	$1,164.9	$1,164.4
Net income attributable to WW International, Inc.	$119.6	$223.7	$163.5	$67.7	$32.9
Working capital (deficit) surplus (1)	$(98.7)	$25.1	$(134.0)	$(57.2)	$(151.7)
Total assets(1)	$1,498.3	$1,414.5	$1,246.0	$1,271.0	$1,394.3
Long-term debt(1)	$1,479.9	$1,669.7	$1,740.6	$1,981.3	$1,996.4
Earnings per share:
Basic	$1.78	$3.38	$2.54	$1.06	$0.56
Diluted	$1.72	$3.19	$2.40	$1.03	$0.56

(1)

Pursuant to the retrospective adoption in the first quarter of fiscal 2016 of the Financial Accounting Standards Board guidance on debt issuance costs and classification of deferred tax assets, the Company has reclassified unamortized debt issuance costs and deferred tax assets, respectively, in fiscal 2015 from what had been previously reported.

Items Affecting Comparability

Several events occurred during each of the last five fiscal years that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

Long-Term Debt

During the fourth quarter of fiscal 2017, we incurred fees of $53.8 million in connection with the refinancing of $1,930.4 million of borrowings under our then-existing term loan facility. We wrote-off fees associated with this refinancing which resulted in us recording a charge of $10.5 million in early extinguishment of debt in the fourth quarter of fiscal 2017.

On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under our then-existing tranche B-1 term facility.

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

For additional details on the Credit Facilities entered into during the fourth quarter of fiscal 2017, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” of this Annual Report on Form 10-K.

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

Net Tax Benefit

In fiscal 2019, we recognized (i) a $5.1 million, or $0.07 per fully diluted share, tax expense related to income earned in foreign jurisdictions and (ii) a $3.5 million, or $0.05 per fully diluted share, tax expense related to global intangible low-taxed income, or GILTI. These expenses were partially offset by (i) a $5.7 million, or $0.08 per fully diluted share, tax benefit related to foreign-derived intangible income, or FDII, (ii) a $1.4 million, or $0.02 per fully diluted share, tax benefit related to the reversal of tax reserves no longer needed and (iii) a $0.8 million, or $0.01 per fully diluted share, tax benefit related to the cessation of certain publishing operations.

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

Working Capital

In fiscal 2019, the change in working capital was driven primarily by the decrease in cash on hand, operating lease liabilities due within one year due to the adoption of the updated lease accounting guidance, a change in fair value driven by the change in interest rates and an increase in derivative payable due to a new forward-starting interest rate swap we entered into on June 7, 2019.

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

Other Comprehensive (Loss) Income

Other comprehensive loss, net of taxes, was $11.6 million in fiscal 2019 as compared to $3.2 million in fiscal 2018 due to the negative mark to market of our interest rate swaps, partially offset by the positive impact of foreign currency translation adjustments. In fiscal 2019, due to hedge accounting, changes in other comprehensive income decreased by $19.2 million ($14.4 million after tax) as compared to an increase of $7.2 million ($5.4 million after tax) in fiscal 2018. In addition, foreign currency translation adjustments favorably impacted results by $3.7 million ($2.7 million after tax) in fiscal 2019 as compared to a negative impact of $11.5 million ($8.6 million after tax) in fiscal 2018 primarily due to the currency revaluation of intercompany receivables and payables.

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

Restructuring Charges

In fiscal 2019, we recorded $6.3 million ($4.7 million after tax or $0.07 per fully diluted share) of charges associated with our previously disclosed organizational realignment.

In fiscal 2015, we recorded $8.4 million ($5.1 million after tax or $0.09 per fully diluted share) of charges associated with the previously disclosed restructuring of our organization.

Acquisition of Kurbo

On August 10, 2018, we acquired substantially all of the assets of Kurbo Health, Inc., or Kurbo, a family-based healthy lifestyle coaching program, for a net purchase price of $3.1 million. Payment was in the form of cash. The acquisition of Kurbo has been accounted for under the purchase method of accounting. Kurbo became a wholly owned subsidiary of the Company and we began to consolidate the entity as of the date of acquisition.

Acquisition of Weilos

On March 11, 2015, we acquired for a purchase price of $6.7 million Weilos, Inc., or Weilos, a California-based startup with an online social platform. Payment was in the form of common stock issued of $2.8 million, restricted stock issued of $0.1 million and cash of $2.8 million plus cash in reserves of $1.0 million. As a result of the acquisition, Weilos became a wholly owned subsidiary of the Company and we began to consolidate the entity as of the date of acquisition.

Franchisee Acquisitions

The following are our acquisitions since the beginning of fiscal 2015:

Acquisition of Las Vegas Franchise. On October 21, 2019, we acquired substantially all of the assets of our franchisee for certain territories in Nevada and Utah, Weight Watchers of Las Vegas, Inc., for a purchase price of $4.5 million.

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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, prospects, objectives, expectations and intentions. The cautionary statements discussed in “Cautionary Notice Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K should be read as applying to all forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, without limitation, those discussed in “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.

Overview

We are a global wellness company powered by the world’s leading commercial weight management program. We are focused on inspiring people to adopt healthy habits for real life and aim to democratize wellness and to deliver wellness for all. With over five decades of weight management experience, expertise and know-how, we are one of the most recognized and trusted brand names among weight-conscious consumers. In 2018, we announced new articulations of our brands, including our evolving focus on WW, to further reinforce our mission to focus on overall health and wellness. We educate our members and provide them with guidance and an inspiring community to enable them to develop healthy habits. WW-branded services and products include digital offerings provided through our websites, mobile sites and apps, workshops conducted by us and our franchisees, consumer products (including licensed and endorsed products), and publications. Our primary sources of revenue are subscriptions for our digital products and for our workshops. Our “Digital” business refers to providing subscriptions to our digital product offerings, including the Personal Coaching + Digital product. Our “Studio + Digital” business refers to providing access to our weekly in-person workshops combined with our digital subscription product offerings to commitment plan subscribers. Our “Studio + Digital” business also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members.

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

•	In-workshop product sales. We sell a range of consumer products, including bars, snacks, cookbooks, kitchen tools and other products from time to time in our workshops.
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

We also generate other revenues including revenues from sales of products online through our ecommerce platforms and through several trusted retail partners, magazine subscriptions, publishing and third-party advertising in publications and on our websites and sales from the By Mail product.

The following table sets forth our revenues by category for the past three fiscal years.

Revenue Sources

(in millions)

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Service Revenues	$1,207.3	$1,273.2	$1,081.7
In-workshop product sales	118.5	148.9	137.9
Licensing, franchise royalties and other	87.6	92.1	87.3
Total	$1,413.3	$1,514.1	$1,306.9

Note: Totals may not sum due to rounding.

From fiscal 2017 through fiscal 2019, our revenues increased at a compound annual rate of 4.0% driven primarily by an increase in Service Revenues. Additional revenue details are as follows:

•

Service Revenues. Service Revenues increased at a compound annual rate of 5.6% from fiscal 2017 through fiscal 2019 due to an increase in Total Paid Weeks. Total Paid Weeks increased as a result of year-over-year recruitment growth in both fiscal 2017 and fiscal 2018. End of Period Subscribers grew in fiscal 2017, fiscal 2018 and fiscal 2019, in each case on a year-over-year basis. In fiscal 2017, recruitment grew in all of our major markets. In fiscal 2018, recruitment growth continued in all of our major markets driven by the successful launch of our program known as WW Freestyle in the majority of our markets. In fiscal 2019, recruitment declined year-over-year due to cycling against the successful launch of the WW Freestyle program and due to the impact of ineffective marketing at the start of fiscal 2019. In addition, member retention improved in fiscal 2017 and fiscal 2018 across all of our major markets. Recruitment and retention continue to be a key strategic focus.

•

In-workshop product sales. In-workshop product sales decreased at a compound annual rate of 7.3% from fiscal 2017 through fiscal 2019. This decrease was driven primarily by a decrease in the number of our Studio + Digital subscribers.

•	Licensing, franchise royalties and other. All other revenues increased 0.1% on a compound annual rate from fiscal 2017 through fiscal 2019.

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

Marketing Expenses

Marketing expenses primarily consist of costs to produce advertising and marketing materials as well as media costs to advertise our brand and products across multiple platforms (e.g., broadcast, digital, electronic customer relationship marketing (eCRM), direct mail, social media and public relations), costs paid to third-party agencies who help us develop our marketing campaigns and strategy, expenses in support of market research, as well as costs incurred in connection with local marketing and promotions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation, benefits and other related costs, including stock-based compensation, third-party consulting, temporary help, audit, legal and litigation expenses as well as facility costs and depreciation and amortization of systems in support of the business infrastructure and offices globally. Selling, general and administrative expenses also include amortization expense of certain of our intangible assets and certain one-time transaction expenses.

Gross Margin

The following table sets forth our gross profit and gross margin for the past three fiscal years:

(in millions except percentages)	2019	2018	2017
Gross Profit	$786.7	$866.4	$692.6
Gross Margin	55.7%	57.2%	53.0%

Note: Totals may not sum due to rounding.

In fiscal 2018, the gross margin increase from fiscal 2017 was driven primarily by the mix shift to the higher margin Digital business and improved operating leverage across our businesses.

In fiscal 2019, the gross margin decrease from fiscal 2018 was driven primarily by decreased operating leverage across our businesses, partially offset by a mix shift to the higher margin Digital business.

Operating Income Margin

The following table sets forth our operating income for the past three fiscal years, as adjusted to exclude the impairment charge for goodwill recorded at December 30, 2017 related to our Brazil reporting unit:

(in millions except percentages)	2019	2018	2017
Operating Income	$288.0	$389.0	$267.3
Operating Income Margin	20.4%	25.7%	20.5%
Adjustments to Reported Amounts (1)
Goodwill impairment	—	—	13.3
Operating Income, as adjusted (1)	$288.0	$389.0	$280.6
Operating Income Margin impact from above adjustment (1)	0.0%	0.0%	(1.0%)
Operating Income Margin, as adjusted (1)	20.4%	25.7%	21.5%

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

In fiscal 2019, the decrease in operating income margin from fiscal 2018 was driven primarily by an increase in marketing expenses as a percentage of revenue, by a decrease in gross margin and by an increase in selling, general and administrative expenses as a percentage of revenue.

Material Trends

Performance Indicators

Our management team regularly reviews and analyzes a number of financial and operating metrics, including the key performance indicators listed below, in order to manage our business, measure our performance, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and  assess the quality and potential variability of our cash flows and earnings. We also believe that these key performance indicators are useful to both management and investors for forecasting purposes and to facilitate comparisons to our historical operating results. These metrics are supplemental to our GAAP results and include operational measures.

•

Revenues—Our “Service Revenues” consist of “Digital Subscription Revenues” and “Studio + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including our Personal Coaching + Digital product. “Studio + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products in workshops, via ecommerce and through several trusted retail partners, revenues from licensing, magazine subscriptions, publishing and third-party advertising in publications and on our websites and sales from the By Mail product, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and royalties.

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

Market Trends

We believe that our revenues and profitability can be sensitive to major trends in the wellness and weight management industries. In particular, we believe that our business could be adversely impacted by:

•	increased competition from hardware and software-based mobile app and web-based programs and approaches;
•	increased consumer interest in fad diets and weight loss trends;
•	the development of more effective or more favorably perceived weight management methods or technologies, including by the pharmaceutical, genetics and biotechnology industries;
•

a failure to develop and market new, innovative services and products, to enhance our existing services and products, or to successfully expand into new channels of distribution or respond to consumer trends, including consumer focus on integrated lifestyle and fitness approaches;

•	a failure to successfully implement new strategic initiatives;
•	a decrease in the effectiveness of our marketing, advertising, and social media programs or an increase in the effectiveness of our competitors’ similar programs;
•	an impairment of our brands and other intellectual property;
•	a failure of our technology or systems to perform as designed;
•	any event or condition, including health epidemics and natural disasters, that may discourage or impede people from gathering with others or accessing resources; and
•	a downturn in general economic conditions or consumer confidence.

North America Metrics and Business Trends

In fiscal 2017, North America Total Paid Weeks increased 18.4% versus the prior year. The increase in North America Total Paid Weeks was driven by both the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016 and higher recruitments in fiscal 2017 versus the prior year. The higher recruitments were a continuation of the positive trend which began in the fourth quarter of fiscal 2015. This recruitment increase was further accelerated by the successful launch of the WW Freestyle program in late fiscal 2017.

In fiscal 2018, North America Total Paid Weeks increased 26.3% versus the prior year. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher Digital recruitments versus the prior year driven by the successful launch of the WW Freestyle program, and improved retention versus the prior year.

In fiscal 2019, North America Total Paid Weeks increased 0.3% versus the prior year. The slight increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018, partially offset by lower recruitments versus the prior year. A weak recruitment start to fiscal 2019 was driven by cycling against the launch of the WW Freestyle program and ineffective marketing in the first quarter of fiscal 2019. Fiscal 2019 year-over-year recruitment trends improved through the year and, with the impact of the launch of the myWW program in mid-November 2019, the recruitment trend turned positive in the fourth quarter of fiscal 2019 versus the prior year period.

Continental Europe Metrics and Business Trends

In fiscal 2017, Continental Europe Total Paid Weeks increased 20.4% versus the prior year, driven by the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016, improved retention in fiscal 2017 versus the prior year and recruitment strength in our Digital business in fiscal 2017 versus the prior year.

In fiscal 2018, Continental Europe Total Paid Weeks increased 30.6% versus the prior year, driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher recruitments versus the prior year driven by the successful launch of the WW Freestyle program, and improved retention versus the prior year.

In fiscal 2019, Continental Europe Total Paid Weeks increased 11.7% versus the prior year, driven by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018. A weak recruitment start to fiscal 2019 was driven by cycling against the launch of the WW Freestyle program in local markets and ineffective marketing in the first quarter of fiscal 2019. Fiscal 2019 year-over-year recruitment trends were negative in the first quarter of fiscal 2019 versus the prior year period, and turned positive in the second quarter of fiscal 2019 and remained so through the rest of the year.

United Kingdom Metrics and Business Trends

In fiscal 2017, UK Total Paid Weeks increased 6.4% versus the prior year. Total Paid Weeks performance in fiscal 2017 was driven primarily by recruitment strength in our Digital business.

In fiscal 2018, UK Total Paid Weeks increased 13.2% versus the prior year. The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, recruitment strength in our Digital business versus the prior year driven by the successful launch of the WW Freestyle program, and improved retention versus the prior year.

In fiscal 2019, UK Total Paid Weeks increased 3.4% versus the prior year. The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018 and improved retention versus the prior year, partially offset by lower recruitments versus the prior year. A weak recruitment start to fiscal 2019 was driven by cycling against the launch of the WW Freestyle program and ineffective marketing in the first quarter of fiscal 2019. Fiscal 2019 year-over-year recruitment trends improved through the year and, with the impact of the launch of the myWW program in mid-November 2019, the recruitment trend turned positive in the fourth quarter of fiscal 2019 versus the prior year period.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Operating income and operating income margin are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, for fiscal 2017 to exclude the impairment charge for our goodwill recorded at December 30, 2017 related to our Brazil reporting unit. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the goodwill impairment charge. We also present within this Annual Report on Form 10-K the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation and goodwill impairment (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

Revenue Recognition

Revenues are recognized when control of the promised services or goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services or goods.

We earn revenue from subscriptions for our digital products and by conducting workshops, for which we charge a fee, predominantly through commitment plans, as well as prepayment plans or the “pay-as-you-go” arrangement. We also earn revenue by selling consumer products (including publications) in our workshops, online through our ecommerce platforms and to our franchisees, as well as through several trusted retail partners; collecting royalties from franchisees; collecting royalties related to licensing agreements; selling magazine subscriptions; publishing; selling advertising space on our websites and in copies of our publications; and By Mail product sales.

Commitment plan revenues, prepaid workshop fees and magazine subscription revenue are recorded to deferred revenue and amortized into revenue as control is transferred over the period earned since these performance obligations are satisfied over time. Digital Subscription Revenues, consisting of the fees associated with subscriptions for our Digital products, including our Personal Coaching + Digital product, are deferred and recognized on a straight-line basis as control is transferred over the subscription period. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is recorded to deferred revenue and amortized into revenue over the commitment period. In the Studio + Digital business, we generally charge non-refundable registration and starter fees in exchange for access to our digital subscription products, an introductory information session and materials we provide to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and is recorded to deferred revenue and amortized into revenue over the commitment period. Revenue from “pay-as-you-go” workshop fees, consumer product sales and By Mail, commissions and royalties is recognized at the point in time control is transferred, which is when services are rendered, products are shipped to customers and partners and title and risk of loss passes to them, and commissions and royalties are earned, respectively. Revenue from advertising in magazines and from magazine sales is recognized upon distribution of the magazine. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on our websites is recognized when the advertisement is viewed by the user.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada, Brazil and other countries as of the December 28, 2019 balance sheet date were $103.0 million, $41.0 million, $4.4 million and $9.6 million, respectively.

For all reporting units, except for Brazil, there was significant headroom in the goodwill impairment analysis for fiscal 2019. Based on the results of our annual goodwill impairment test performed for all of our reporting units, except for Brazil, as of the December 28, 2019 balance sheet date, for reporting units that hold 97.2% of our goodwill, those units had an estimated fair value at least 60% higher than the respective reporting unit’s carrying amount. Based on the results of our annual goodwill impairment test performed for our Brazil reporting unit, which holds 2.8% of our goodwill as of the December 28, 2019 balance sheet date, the estimated fair value of this reporting unit was approximately 3.0% higher than its carrying value. Accordingly, a change in the underlying assumptions for Brazil would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the net book value was $4.4 million as of December 28, 2019.

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

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Studio + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at December 28, 2019 were $671.9 million, $55.2 million, $11.8 million, $6.3 million, and $4.7 million, respectively.

For all units of account, except for New Zealand, there was significant headroom in the franchise rights acquired impairment analysis for fiscal 2019. Based on the results of our annual franchise rights acquired impairment analysis performed for all of our units of account, except for New Zealand, as of the December 28, 2019 balance sheet date, for units of account that hold 99.4% of our franchise rights acquired, those units had an estimated fair value at least 40% higher than the respective units of account carrying amount. Based on the results of our annual franchise rights acquired impairment test performed for our New Zealand unit of account, which holds 0.6% of our franchise rights acquired as of the December 28, 2019 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 3.0%. Accordingly, a change in the underlying assumptions for New Zealand would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $4.7 million as of December 28, 2019.

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

Other Critical Accounting Policies

Information concerning other critical accounting policies affecting us is set forth in Note 2 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR FISCAL 2019 (52 weeks) COMPARED TO FISCAL 2018 (52 weeks)

The table below sets forth selected financial information for fiscal 2019 from our consolidated statements of net income for fiscal 2019 versus selected financial information for fiscal 2018 from our consolidated statements of net income for fiscal 2018.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	Fiscal 2019	Fiscal 2018	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$1,413.3	$1,514.1	$(100.8)	(6.7%)	(5.0%)
Cost of revenues	626.7	647.7	(21.1)	(3.3%)	(1.7%)

Gross profit	786.7	866.4	(79.7)	(9.2%)	(7.4%)
Gross Margin %	55.7%	57.2%

Marketing expenses	244.0	226.3	17.7	7.8%	10.4%
Selling, general & administrative expenses	254.7	251.1	3.6	1.4%	2.8%
Operating income	288.0	389.0	(101.0)	(26.0%)	(24.4%)
Operating Income Margin %	20.4%	25.7%

Interest expense	135.3	142.3	(7.1)	(5.0%)	(5.0%)
Other expense, net	1.8	2.6	(0.8)	(31.8%)	(31.8%)
Income before income taxes	151.0	244.1	(93.1)	(38.1%)	(35.7%)

Provision for income taxes	31.5	20.5	11.0	53.8%	62.8%
Net income	119.4	223.6	(104.1)	(46.6%)	(44.7%)
Net loss attributable to the noncontrolling interest	0.2	0.2	(0.0)	(6.4%)	(2.0%)

Net income attributable to WW International, Inc.	$119.6	$223.7	$(104.1)	(46.5%)	(44.7%)

Weighted average diluted shares outstanding	69.6	70.1	(0.6)	(0.8%)	(0.8%)
Diluted earnings per share	$1.72	$3.19	$(1.47)	(46.1%)	(44.2%)

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Revenues in fiscal 2019 were $1,413.3 million, a decrease of $100.8 million, or 6.7%, versus fiscal 2018. Excluding the impact of foreign currency, which negatively impacted our revenues for fiscal 2019 by $25.8 million, revenues in fiscal 2019 would have decreased 5.0% versus the prior year. This decrease was driven primarily by the revenue declines in North America. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in fiscal 2019 decreased $21.1 million, or 3.3%, versus the prior year. Gross profit decreased $79.7 million, or 9.2%, in fiscal 2019 compared to fiscal 2018 primarily due to the decrease in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for fiscal 2019 by $15.5 million, gross profit in fiscal 2019 would have decreased 7.4% versus the prior year. Gross margin in fiscal 2019 decreased 1.6% to 55.7% versus 57.2% in fiscal 2018. Gross margin decline was driven primarily by a decrease in operating leverage across all businesses, partially offset by a mix shift to the higher margin Digital business.

Marketing

Marketing expenses for fiscal 2019 increased $17.7 million, or 7.8%, versus fiscal 2018. Excluding the impact of foreign currency, which decreased marketing expenses for fiscal 2019 by $6.0 million, marketing expenses in fiscal 2019 would have increased 10.4% versus fiscal 2018. This increase in marketing expense was largely due to increased TV media and production costs, Online media expense, and agency and celebrity fees, all on a global basis. Marketing expenses as a percentage of revenue increased to 17.3% in fiscal 2019 as compared to 14.9% in fiscal 2018.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2019 increased $3.6 million, or 1.4%, versus fiscal 2018. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for fiscal 2019 by $3.5 million, selling, general and administrative expenses for fiscal 2019 would have increased 2.8% versus the prior year. The increase in selling, general and administrative expenses in fiscal 2019 was driven primarily by expenses related to our previously disclosed organizational realignment in the first quarter of fiscal 2019 and higher salary and related costs partially offset by a reduction in professional fees. Selling, general and administrative expenses as a percentage of revenue for fiscal 2019 increased to 18.0% from 16.6% for fiscal 2018.

Operating Income

Operating income for fiscal 2019 decreased $101.0 million, or 26.0%, versus fiscal 2018. Excluding the impact of foreign currency, which negatively impacted operating income for fiscal 2019 by $6.0 million, operating income in fiscal 2019 would have decreased 24.4% versus the prior year. This decrease in operating income was driven primarily by lower operating income in all reportable segments as compared to the prior year. Operating income margin for fiscal 2019 decreased 5.3% to 20.4% from 25.7% for fiscal 2018. This decrease in operating income margin was driven primarily by an increase in marketing expenses as a percentage of revenue, by a decrease in gross margin and by an increase in selling, general and administrative expenses as a percentage of revenue.

Interest Expense

Interest expense in fiscal 2019 decreased $7.1 million, or 5.0%, versus fiscal 2018. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2019 and fiscal 2018 and excluding the impact of our interest rate swap then in effect, increased to 8.07% per annum at fiscal 2019 year end from 7.63% per annum at fiscal 2018 year end. Including the impact of our interest rate swap then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2019 and fiscal 2018, increased to 8.02% per annum at fiscal 2019 year end from 7.79% per annum at fiscal 2018 year end. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.8 million in fiscal 2019 to $1.8 million of expense as compared to $2.6 million of expense in the prior year.

Tax

Our effective tax rate for fiscal 2019 was 20.9% as compared to 8.4% for fiscal 2018. The effective tax rate in fiscal 2019 was impacted by a $5.1 million tax expense related to income earned in foreign jurisdictions and a $3.5 million tax expense related to GILTI. The impact of these expenses was partially offset by a $5.7 million tax benefit related to FDII, a $1.4 million tax benefit related to the reversal of tax reserves no longer needed, and a $0.8 million tax benefit related to the cessation of certain publishing operations.

Our effective tax rate in fiscal 2018 was impacted by (i) a $25.3 million tax benefit related to tax windfalls from stock compensation, (ii) an $8.5 million tax benefit due to the reversal of a valuation allowance related to foreign tax credits that have been fully utilized, (iii) a $4.3 million tax benefit related to favorable tax return adjustments, (iv) a $3.4 million tax benefit primarily related to the reversal of tax reserves resulting from the closure of various tax audits, (v) a $3.4 million tax benefit due to the reversal of a valuation allowance related to certain net operating losses that are now expected to be realized, and (vi) a $1.9 million tax benefit related to the cessation of operations of our Mexican subsidiary.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in fiscal 2019 decreased $104.1 million, or 46.5%, from $223.7 million in fiscal 2018. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in fiscal 2019 by $4.2 million, net income attributable to the Company in fiscal 2019 would have decreased by 44.7% versus the prior year.

Earnings per fully diluted share, or EPS, in fiscal 2019 was $1.72 compared to $3.19 in fiscal 2018. EPS for fiscal 2019 included a $0.07 expense in connection with our organizational realignment in the first quarter of fiscal 2019.

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

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2019 and the percentage change in those metrics versus the prior year:

(in millions except percentages and as noted)

	Fiscal 2019
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$848.5	$130.8	$979.3	$849.9	$131.0	$980.9	151.7	2,558.5	2,722.1
CE	255.0	38.3	293.3	269.5	40.6	310.0	57.4	940.2	1,059.9
UK	71.0	23.5	94.6	74.3	24.7	99.0	20.5	333.7	361.4
Other (1)	32.8	13.5	46.2	35.2	13.9	49.2	5.5	100.0	101.8
Total	$1,207.3	$206.1	$1,413.3	$1,228.9	$210.2	$1,439.1	235.0	3,932.3	4,245.3

	% Change Fiscal 2019 vs. Fiscal 2018
North America	(5.8%)	(10.5%)	(6.5%)	(5.7%)	(10.4%)	(6.3%)	0.3%	20.9%	6.4%
CE	(0.8%)	(18.9%)	(3.6%)	4.8%	(14.1%)	1.9%	11.7%	30.0%	12.7%
UK	(9.2%)	(18.5%)	(11.7%)	(5.0%)	(14.4%)	(7.5%)	3.4%	12.7%	8.3%
Other (1)	(10.9%)	(27.8%)	(16.6%)	(4.3%)	(25.3%)	(11.4%)	1.0%	27.8%	1.8%
Total	(5.2%)	(14.5%)	(6.7%)	(3.5%)	(12.8%)	(5.0%)	3.1%	22.4%	8.0%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Fiscal 2019
	Digital Subscription Revenues		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$401.9	$402.6	100.9	1,648.4	1,870.5	$446.6	$447.3	50.7	910.1	851.6
CE	167.0	176.5	45.8	730.3	863.4	88.0	93.0	11.6	209.9	196.6
UK	26.9	28.1	10.1	160.1	189.7	44.1	46.2	10.5	173.6	171.8
Other (1)	14.2	15.3	3.2	55.3	61.4	18.6	20.0	2.3	44.7	40.4
Total	$610.0	$622.4	160.0	2,594.0	2,984.9	$597.3	$606.5	75.1	1,338.4	1,260.4

	% Change Fiscal 2019 vs. Fiscal 2018
North America	6.1%	6.3%	7.5%	31.8%	13.5%	(14.5%)	(14.4%)	(11.5%)	5.1%	(6.4%)
CE	11.7%	18.0%	17.9%	36.6%	18.2%	(18.2%)	(13.5%)	(7.7%)	11.3%	(6.4%)
UK	5.2%	10.0%	12.4%	19.2%	18.5%	(16.2%)	(12.3%)	(4.0%)	7.3%	(1.0%)
Other (1)	1.7%	9.4%	9.7%	24.9%	11.0%	(18.7%)	(12.7%)	(9.1%)	31.6%	(9.5%)
Total	7.4%	9.6%	10.6%	32.1%	15.1%	(15.3%)	(14.0%)	(9.8%)	7.1%	(5.8%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in fiscal 2019 versus the prior year was driven by both a decrease in Service Revenues and a decrease in product sales and other. This decrease in Service Revenues in fiscal 2019 versus the prior year was driven primarily by the decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues. The slight increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018, partially offset by lower recruitments versus the prior year. Lower recruitments in fiscal 2019 were driven by cycling against the successful launch of the WW Freestyle program and by the impact of ineffective marketing at the start of fiscal 2019.

The decrease in North America product sales and other in fiscal 2019 versus the prior year was driven primarily by a decrease in product sales.

Continental Europe Performance

The decrease in Continental Europe revenues in fiscal 2019 versus the prior year was driven by the impact of foreign currency. Excluding foreign currency, revenues in fiscal 2019 would have increased above the prior year driven by an increase in Service Revenues. This increase in Service Revenues in fiscal 2019 versus the prior year was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018.

The decrease in Continental Europe product sales and other in fiscal 2019 versus the prior year was driven primarily by a decrease in product sales.

United Kingdom Performance

The decrease in UK revenues in fiscal 2019 versus the prior year was driven by both the decrease in Service Revenues and product sales and other. This decrease in Service Revenues in fiscal 2019 versus the prior year was driven primarily by the decrease in Studio + Digital Fees. The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018 and improved retention versus the prior year, partially offset by lower recruitments in fiscal 2019. Lower recruitments in fiscal 2019 were driven by cycling against the successful launch of the WW Freestyle program and by the impact of ineffective marketing at the start of fiscal 2019.

The decrease in UK product sales and other in fiscal 2019 versus the prior year was driven primarily by a decrease in product sales and to a lesser extent a decrease in licensing.

Other Performance

The decrease in Other revenues in fiscal 2019 versus the prior year was driven by both a decrease in Service Revenues and a decrease in product sales and other. The decrease in Service Revenues in fiscal 2019 versus the prior year was driven primarily by the decrease in Studio + Digital Fees.

The decrease in Other product sales and other in fiscal 2019 versus the prior year was driven primarily by a decrease in product sales.

RESULTS OF OPERATIONS FOR FISCAL 2018 (52 weeks) COMPARED TO FISCAL 2017 (52 weeks)

The table below sets forth selected financial information for fiscal 2018 from our consolidated statements of net income for fiscal 2018 versus selected financial information for fiscal 2017 from our consolidated statements of net income for fiscal 2017.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	Fiscal 2018	Fiscal 2017	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$1,514.1	$1,306.9	$207.2	15.9%		14.7%
Cost of revenues	647.7	614.3	33.4	5.4%		4.5%

Gross profit	866.4	692.6	173.8	25.1%		23.8%
Gross Margin %	57.2%	53.0%

Marketing expenses	226.3	200.8	25.5	12.7%		10.3%
Selling, general & administrative expenses	251.1	211.2	39.9	18.9%		18.6%
Goodwill impairment	0.0	13.3	(13.3)	(100.0%)		(100.0)%
Operating income	389.0	267.3	121.7	45.5%		44.2%
Operating Income Margin %	25.7%	20.5%

Interest expense	142.3	112.8	29.6	26.2%		26.2%
Other expense, net	2.6	0.5	2.1	100.0%	*	100.0%	*
Early extinguishment of debt, net	0.0	9.0	(9.0)	(100.0%)		(100.0%)
Income before income taxes	244.1	145.1	99.0	68.2%		65.8%

Provision for (benefit from) income taxes	20.5	(18.2)	38.7	(100.0%)	*	(100.0%)	*
Net income	223.6	163.3	60.3	36.9%		35.4%
Net loss attributable to the noncontrolling interest	0.2	0.2	(0.0)	(8.2%)		4.4%

Net income attributable to WW International, Inc.	$223.7	$163.5	$60.2	36.8%		35.4%

Weighted average diluted shares outstanding	70.1	68.2	1.9	2.7%		2.7%
Diluted earnings per share	$3.19	$2.40	$0.80	33.2%		31.8%

Note: Totals may not sum due to rounding.

*	Note: Percentage in excess of 100.0%.

Certain results for fiscal 2017 are adjusted to exclude the $13.3 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended December 30, 2017 which have been adjusted.

		Operating
	Operating	Income
(in millions except percentages)	Income	Margin
Fiscal 2017	$267.3	20.5%
Adjustments to Reported Amounts (1)
Goodwill impairment	13.3
Total Adjustments (1)	13.3
Fiscal 2017, as adjusted (1)	$280.6	21.5%

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

Interest Expense

Interest expense in fiscal 2018 increased $29.6 million, or 26.2%, versus fiscal 2017. The increase in interest expense was driven primarily by higher interest expense arising from the interest rates under our Term Loan Facility and on our Notes in connection with our November 2017 debt refinancing. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2018 and fiscal 2017 and excluding the impact of our interest rate swap then in effect, increased to 7.63% per annum at fiscal 2018 year end from 4.96% per annum at fiscal 2017 year end. Including the impact of our interest rate swap then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2018 and fiscal 2017, increased to 7.79% per annum at fiscal 2018 year end from 5.78% per annum at fiscal 2017 year end. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our current and prior credit facilities and our Notes, including interest rates on our debt outstanding, and payments on our debt. For additional details on our interest rate swaps, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

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

As previously disclosed, on December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, was signed into law making significant changes to the Internal Revenue Code. For additional details on the 2017 Tax Act, see Note 13 of our consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K. The 2017 Tax Act benefited our tax expense by $56.6 million for fiscal 2017, such benefit being comprised of the following items: (i) a $68.7 million tax benefit related to the revaluation of deferred tax liabilities to reflect the decrease in the corporate tax rate from 35% to 21%, (ii) a $9.0 million charge to record a valuation allowance against foreign tax credit carryforwards that as a result of the 2017 Tax Act are no longer expected to be realized, and (iii) a net charge of $3.1 million related to other 2017 Tax Act items, which include the transition tax on foreign earnings.

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

EPS in fiscal 2018 was $3.19 compared to $2.40 in fiscal 2017. EPS for fiscal 2018 included: (i) a $0.25 tax benefit from Ms. Winfrey’s exercise of a portion of her stock options; (ii) a $0.12 tax benefit due to the reversal of a valuation allowance related to foreign tax credits that have been fully utilized; (iii) a $0.06 tax benefit related to favorable tax return adjustments; and (iv) a $0.05 tax benefit due to the reversal of a valuation allowance related to certain net operating losses that are now expected to be realized.

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

North America Performance

The increase in North America revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Service Revenues. This increase in Service Revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Digital Subscription Revenues and to a lesser extent an increase in Studio + Digital Fees. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher Digital recruitments versus the prior year driven by the successful launch of the WW Freestyle program, and improved retention in fiscal 2018 versus the prior year.

The increase in North America consumer product sales and other in fiscal 2018 versus the prior year was driven by an increase in in-workshop product sales.

Continental Europe Performance

The increase in Continental Europe revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Service Revenues. This increase in Service Revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Digital Subscription Revenues. The increase in Continental Europe Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher Digital recruitments versus the prior year driven by the successful launch of the WW Freestyle program and improved retention in fiscal 2018 versus the prior year.

The increase in Continental Europe product sales and other in fiscal 2018 versus the prior year was driven primarily by an increase in product sales through our ecommerce platforms.

United Kingdom Performance

The increase in UK revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Service Revenues. This increase in Service Revenues in fiscal 2018 versus the prior year was driven primarily by the increase in Digital Subscription Revenues. The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher Digital recruitments versus the prior year driven by the successful launch of the WW Freestyle program, and improved retention in fiscal 2018 versus the prior year.

The increase in UK product sales and other in fiscal 2018 versus the prior year was driven by an increase in product sales, partially offset by a decline in licensing revenue.

Other Performance

Other revenues declined in fiscal 2018 versus the prior year. Although Service Revenues increased on a constant currency basis in fiscal 2018 versus the prior year, the decrease in Product Sales and Other more than offset such increase. The increase in Other Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017 and higher Digital recruitments versus the prior year driven by the successful launch of the WW Freestyle program in fiscal 2018.

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We believe that cash generated by operations during fiscal 2019, our cash on hand of approximately $182.7 million at December 28, 2019, our $148.8 million of availability under our Revolving Credit Facility and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	December 28,	December 29,	Increase/
	2019	2018	(Decrease)
	(in millions)
Total current assets	$295.4	$366.4	$(71.0)
Total current liabilities	394.1	341.3	52.8
Working capital (deficit) surplus	(98.7)	25.1	123.8
Cash and cash equivalents	182.7	237.0	(54.2)
Current portion of long-term debt	96.3	77.0	19.3
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(185.2)	$(134.9)	$50.3

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $50.3 million increase in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	December 28,	December 29,	Increase/	Impact to Working
	2019	2018	(Decrease)	Capital Deficit
	(in millions)
Portion of operating lease liabilities due within one year	$33.2	$—	$33.2	$33.2
Prepaid income taxes	$8.4	$34.0	$(25.6)	$25.6
Derivative payable, net	$21.6	$2.1	$19.5	$19.5
Deferred revenue	$60.6	$53.5	$7.1	$7.1
Accrued interest	$24.6	$28.7	$(4.0)	$(4.0)
Operational liabilities and other, net of assets	$50.0	$62.0	$(12.0)	$(12.0)
Income taxes payable	$3.6	$22.6	$(19.0)	$(19.0)
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$50.3

Note: Totals may not sum due to rounding.

The increase in the portion of operating lease liabilities due within one year was due to the adoption of the updated lease accounting guidance. The decrease in prepaid income taxes and income taxes payable was a function of timing and primarily related to refunds received and taxes accrued. The increase in derivative payable was due to a new forward-starting interest rate swap we entered into on June 7, 2019 and a change in fair value driven by the change in interest rates. The increase in deferred revenue was driven by the launch of the loyalty program in all of our major markets. The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by the timing of payments.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the fiscal years ended:

	December 28, 2019	December 29, 2018	December 30, 2017
	(in millions)
Net cash provided by operating activities	$182.4	$295.6	$222.3
Net cash used for investing activities	$(52.6)	$(64.0)	$(40.8)
Net cash used for financing activities	$(183.0)	$(74.4)	$(211.5)

Operating Activities

Fiscal 2019

Cash flows provided by operating activities of $182.4 million in fiscal 2019 reflected a decrease of $113.2 million from $295.6 million of cash flows provided by operating activities in fiscal 2018. The decrease in cash provided by operating activities was primarily the result of a decrease in net income attributable to the Company of $104.1 million in fiscal 2019 as compared to the prior year.

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

Investing Activities

Fiscal 2019

Net cash used for investing activities totaled $52.6 million in fiscal 2019, a decrease of $11.3 million as compared to fiscal 2018. This decrease was primarily attributable to investments in intellectual property and cash paid for acquisitions in fiscal 2018. For additional information on our acquisitions, see “Item 6. Selected Financial Data.”

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

Financing Activities

Fiscal 2019

Net cash used for financing activities totaled $183.0 million in fiscal 2019, primarily due to $100.0 million used for the previously disclosed debt prepayments and $77.0 million used for scheduled debt repayments under our Term Loan Facility. See “—Long-Term Debt” for additional details on debt payments.

Fiscal 2018

Net cash used for financing activities totaled $74.4 million in fiscal 2018, primarily due to $25.0 million of net repayments on the outstanding principal amount on the Revolving Credit Facility and $57.8 million used for scheduled debt repayments under our Term Loan Facility, which was partially offset by $33.4 million in proceeds from stock options exercised in fiscal 2018.

Fiscal 2017

Net cash used for financing activities totaled $211.5 million in fiscal 2017, primarily related to (i) in connection with the November 2017 debt refinancing, the payment in full of the $1,930.4 million of outstanding borrowings under our then-existing tranche B-2 term facility and the aggregate payment of $53.8 million for financing costs and (ii) the previously disclosed debt prepayment and other scheduled debt repayments of an aggregate $88.4 million with respect to our then-existing tranche B-2 term facility during fiscal 2017. These payments were offset by the proceeds we received from the issuance of long-term debt totaling $1,840.0 million and the draw down on the Revolving Credit Facility of $25.0 million in connection with the November 2017 debt refinancing.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at December 28, 2019:

Long-Term Debt

At December 28, 2019

(Balances in millions)

Balance
Term Loan Facility due November 29, 2024	$1,305.3
Notes due December 1, 2025	300.0
Total	1,605.3
Less: Current Portion	96.3
Unamortized Deferred Financing Costs	7.4
Unamortized Debt Discount	21.6
Total Long-Term Debt	$1,479.9

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

On both May 31, 2019 and October 10, 2019, we made a voluntary prepayment at par of $50.0 million in respect of our outstanding term loans under the Term Loan Facility. As a result of these prepayments, we wrote off deferred financing fees of $0.5 million in the aggregate in fiscal 2019.

As of December 28, 2019, we had $1,305.3 million of debt outstanding under the Credit Facilities with $148.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There was no outstanding balance under the Revolving Credit Facility as of December 28, 2019.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 28, 2019, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Net Debt Leverage Ratio. Based on our Consolidated First Lien Net Debt Leverage Ratio as of December 28, 2019, the commitment fee was 0.35% per annum. Our Consolidated First Lien Net Debt Leverage Ratio as of December 28, 2019 was 3.01:1.00.

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

As of December 28, 2019, we were in compliance with all applicable financial covenants in the Credit Agreement governing the Credit Facilities.

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

Outstanding Debt

At December 28, 2019, we had $1,605.3 million outstanding under the Credit Facilities and the Notes, consisting of the Term Loan Facility of $1,305.3 million, $0.0 million drawn down on the Revolving Credit Facility and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At the end of fiscal 2019, fiscal 2018 and fiscal 2017, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part IV, Item 15 of this Annual Report on Form 10-K under Note 19 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swap in effect, was approximately 8.08%, 7.73% and 7.12% per annum at December 28, 2019, December 29, 2018 and December 30, 2017, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swap in effect, was approximately 7.59%, 7.46% and 7.34% per annum at December 28, 2019, December 29, 2018 and December 30, 2017, respectively, based on interest rates on these dates.

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

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net income, the most comparable GAAP financial measure, for the fiscal years ended:

(in millions)

	December 28, 2019	December 29, 2018	December 30, 2017
Net Income	$119.6	$223.7	$163.5
Interest	135.3	142.3	112.8
Taxes	31.5	20.5	(18.2)
Depreciation and Amortization	45.0	44.1	50.9
Stock-based Compensation	20.5	20.2	14.9
EBITDAS	$351.9	$450.8	$323.9
Goodwill Impairment (1)	—	—	13.3
Adjusted EBITDAS	$351.9	$450.8	$337.2

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2017 to exclude the $13.3 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of December 28, 2019, our net debt/Adjusted EBITDAS ratio was 4.0x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the fiscal year ended:

(in millions)

December 28, 2019
Total debt	$1,605.3
Less: Unamortized deferred financing costs	7.4
Less: Unamortized debt discount	21.6
Less: Cash on hand	182.7
Net debt	$1,393.4

Note: Totals may not sum due to rounding.

We present EBITDAS, Adjusted EBITDAS and net debt/Adjusted EBITDAS because we consider them to be useful supplemental measures of our performance. In addition, we believe EBITDAS, Adjusted EBITDAS and net debt/Adjusted EBITDAS are useful to investors, analysts and rating agencies in measuring the ability of a company to meet its debt service obligations. See “—Non-GAAP Financial Measures” herein for an explanation of our use of these non-GAAP financial measures.

Contractual Obligations

We are obligated under non-cancelable agreements primarily for office and rent facilities operating leases. Consolidated rent expense charged to operations under all our leases for fiscal 2019 was approximately $51.8 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2019:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-Term Debt(1)
Principal	$1,605.3	$96.3	$154.0	$1,055.0	$300.0
Interest	558.1	138.0	210.3	183.9	25.9
Operating leases, finance leases and non-cancelable agreements	218.6	49.0	69.1	34.5	66.0
Total (2)	$2,382.0	$283.3	$433.4	$1,273.4	$391.9

Note: Totals may not sum due to rounding.

(1)

Due to the fact that a portion of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2019 remains constant for all periods presented.

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

Acquisition of Kurbo

On August 10, 2018, we acquired substantially all of the assets of Kurbo, a family-based healthy lifestyle coaching program, for a net purchase price of $3.1 million.

Franchisee Acquisitions

On October 21, 2019, we acquired substantially all of the assets of our franchisee for certain territories in Nevada and Utah, Weight Watchers of Las Vegas, Inc., for a purchase price of $4.5 million.

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

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. The Company’s exposure to market risk as of the end of fiscal 2019 is described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt, in particular changes in LIBOR or the base rates which are used to determine the applicable interest rates for borrowings under the Credit Facilities.

On July 26, 2013, in order to hedge a portion of our variable rate debt, we entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1.5 billion. During the term of this swap, the notional amount decreased from $1.5 billion effective March 31, 2014 to $1.25 billion on April 3, 2017 and to $1.0 billion on April 1, 2019. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 2.41%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss. As of the end of fiscal 2019, we had $1,305.3 million of variable rate debt, of which $305.3 million remained unhedged.

As of December 28, 2019, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 4.75%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of December 28, 2019, our interest rate swap in effect had a notional amount of $1.0 billion. Accordingly, as of December 28, 2019, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $2.7 million and a hypothetical 90 basis point decrease in interest rates would have decreased annual interest expense by approximately $2.7 million. This increase is driven primarily by the interest rate applicable to our Term Loan Facility. This decrease is driven primarily by the lower variable rate debt balance resulting from the November 2017 debt refinancing.

There have been no material changes to our exposure to market risk from the end of fiscal 2018 as compared to the end of fiscal 2019.

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

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-43 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on pages F-2 to F-4.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2019, the end of fiscal 2019. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of fiscal 2019, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2019, the end of fiscal 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 28, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 28, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 to F-4 to our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) certain of the information regarding our directors and executive officers called for by Items 401(a), (b) and (e) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K and (ii) the information regarding our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, called for by Item 406 of Regulation S-K is set forth below.

Code of Business Conduct and Ethics

We have adopted the Code of Business Conduct and Ethics for our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, and our employees and directors. Our Code of Business Conduct and Ethics is available on our corporate website at corporate.ww.com/govdocs.

In addition to any disclosures required under the Exchange Act, the date and nature of any substantive amendment of our Code of Business Conduct and Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K of the Exchange Act, will be disclosed within four business days of the date of such amendment or waiver on our corporate website at corporate.ww.com/govdocs and https://corporate.ww.com/corporate-actions//Index?KeyGenPage=1073752069, respectively. In the case of a waiver, the name of the person to whom the waiver was granted will also be disclosed on our corporate website within four business days of the date of such waiver.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

To the Board of Directors and Shareholders of WW International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WW International, Inc. and its subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of net income, comprehensive income, changes in total deficit and cash flows for each of the three fiscal years in the period ended December 28, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Indefinite-Lived Franchise Rights Acquired Impairment Assessments - United States and Canada

As described in Notes 2 and 7 to the consolidated financial statements, goodwill associated with the United States and Canada reporting units was $103 million and $41 million, respectively, as of December 28, 2019, and the indefinite-lived franchise rights acquired for the United States and Canada was $672 million and $55 million, respectively, as of December 28, 2019. Management reviews goodwill and indefinite-lived franchise rights acquired for potential impairment on at least an annual basis or more often if events so require. Potential goodwill impairment is identified by comparing the estimated fair value of a reporting unit to its carrying value, and potential impairment of indefinite-lived franchise rights acquired is identified by comparing the estimated fair value for these rights to their carrying value. Fair value of goodwill is estimated by management using a discounted cash flow approach. Fair value of indefinite-lived franchise rights acquired is estimated by management using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Studio + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. Management uses various assumptions to determine fair value, including revenue growth rates, operating income margin, market-based royalty rate, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill and indefinite-lived franchise rights acquired impairment assessments for the United States and Canada is a critical audit matter are there was significant judgment and estimation by management when developing the fair value measurements. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s revenue and cash flow projections and significant assumptions, including revenue growth rates and operating income margins.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived franchise rights acquired impairment assessments, including controls over the valuation of the Company’s reporting units and indefinite-lived franchise rights acquired. These procedures also included, among others, testing management’s process for developing the fair value estimates, including (i) evaluating the appropriateness of the discounted cash flow approach and the relief from royalty methodology, (ii) testing the completeness, accuracy and relevance of underlying data used in the discounted cash flow approach and relief from royalty methodology, and (iii) evaluating the significant assumptions used by management, including revenue growth rates and operating income margins. Evaluating management’s assumptions related to revenue growth rates and operating income margins involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units and indefinite-lived franchise rights acquired and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and relief from royalty methodology and the discount rates.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 25, 2020

We have served as the Company’s auditor since 1999.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 28,	December 29,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$182,736	$236,974
Receivables (net of allowances: December 28, 2019 - $1,813 and December 29, 2018 - $1,743)	30,519	27,247
Inventories	27,204	25,851
Prepaid income taxes	8,395	33,997
Prepaid marketing and advertising	15,954	7,040
Prepaid expenses and other current assets	30,582	35,315
TOTAL CURRENT ASSETS	295,390	366,424
Property and equipment, net	54,066	52,202
Operating lease assets	151,983	0
Franchise rights acquired	753,445	751,134
Goodwill	157,916	152,519
Other intangible assets, net	59,031	57,162
Deferred income taxes	14,319	16,230
Other noncurrent assets	12,164	18,870
TOTAL ASSETS	$1,498,314	$1,414,541
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$96,250	$77,000
Portion of operating lease liabilities due within one year	33,236	0
Accounts payable	29,064	27,098
Salaries and wages payable	66,656	64,600
Accrued marketing and advertising	14,815	14,052
Accrued interest	24,637	28,651
Other accrued liabilities	43,558	48,218
Derivative payable	21,597	5,578
Income taxes payable	3,644	22,618
Deferred revenue	60,613	53,501
TOTAL CURRENT LIABILITIES	394,070	341,316
Long-term debt, net	1,479,920	1,669,708
Long-term operating lease liabilities	128,464	0
Deferred income taxes	175,235	190,258
Other	2,446	18,289
TOTAL LIABILITIES	2,180,135	2,219,571
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	3,722	3,913
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 120,352 shares issued at December 28, 2019 and December 29, 2018	0	0
Treasury stock, at cost, 52,933 shares at December 28, 2019 and 53,396 shares at December 29, 2018	(3,158,274)	(3,175,624)
Retained earnings	2,500,083	2,382,438
Accumulated other comprehensive loss	(27,352)	(15,757)
TOTAL DEFICIT	(685,543)	(808,943)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,498,314	$1,414,541

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 28,	December 29,	December 30,
	2019	2018	2017
Service revenues, net	$1,207,266	$1,273,196	$1,081,679
Product sales and other, net	206,071	240,925	225,232
Revenues, net	1,413,337	1,514,121	1,306,911
Cost of services	502,907	508,477	486,293
Cost of product sales and other	123,748	139,234	127,969
Cost of revenues	626,655	647,711	614,262
Gross profit	786,682	866,410	692,649
Marketing expenses	243,998	226,319	200,797
Selling, general and administrative expenses	254,699	251,106	211,224
Goodwill impairment	0	0	13,323
Operating income	287,985	388,985	267,305
Interest expense	135,267	142,346	112,784
Other expense, net	1,758	2,578	472
Early extinguishment of debt, net	0	0	8,969
Income before income taxes	150,960	244,061	145,080
Provision for (benefit from) income taxes	31,513	20,493	(18,237)
Net income	119,447	223,568	163,317
Net loss attributable to the noncontrolling interest	169	181	197
Net income attributable to WW International, Inc.	$119,616	$223,749	$163,514
Earnings Per Share attributable to WW International, Inc.
Basic	$1.78	$3.38	$2.54
Diluted	$1.72	$3.19	$2.40
Weighted average common shares outstanding
Basic	67,188	66,280	64,329
Diluted	69,550	70,115	68,248

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 28,	December 29,	December 30,
	2019	2018	2017
Net income	$119,447	$223,568	$163,317
Other comprehensive (loss) gain:
Foreign currency translation gain (loss)	3,676	(11,462)	9,848
Income tax (expense) benefit on foreign currency translation gain (loss)	(939)	2,906	(3,840)
Foreign currency translation gain (loss), net of taxes	2,737	(8,556)	6,008
(Loss) gain on derivatives	(19,222)	7,205	17,393
Income tax benefit (expense) on (loss) gain on derivatives	4,868	(1,827)	(6,783)
(Loss) gain on derivatives, net of taxes	(14,354)	5,378	10,610
Total other comprehensive (loss) gain	(11,617)	(3,178)	16,618
Comprehensive income	107,830	220,390	179,935
Net loss attributable to the noncontrolling interest	169	181	197
Foreign currency translation loss, net of taxes attributable to the noncontrolling interest	22	373	35
Comprehensive loss attributable to the noncontrolling interest	191	554	232
Comprehensive income attributable to WW International, Inc.	$108,021	$220,944	$180,167

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

		WW International, Inc.

						Accumulated
	Redeemable					Other
	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 31, 2016	$4,699	118,947	$0	55,021	$(3,237,346)	$(27,120)	$2,056,893	$(1,207,573)
Comprehensive income (loss)	(232)					16,653	163,514	180,167
Issuance of treasury stock under stock plans				(763)	28,510		(32,039)	(3,529)
Compensation expense on share-based awards							14,949	14,949
Balance at December 30, 2017	$4,467	118,947	$0	54,258	$(3,208,836)	$(10,467)	$2,203,317	$(1,015,986)
Comprehensive income (loss)	(554)					(2,805)	223,749	220,944
Issuance of treasury stock under stock plans				(862)	33,212		(30,618)	2,594
Compensation expense on share-based awards							20,188	20,188
Issuance of common stock		1,405					9,796	9,796
Cumulative effect of revenue accounting change							2,933	2,933
Cumulative effect of tax accounting change						(2,485)	(46,927)	(49,412)
Balance at December 29, 2018	$3,913	120,352	$0	53,396	$(3,175,624)	$(15,757)	$2,382,438	$(808,943)
Comprehensive income (loss)	(191)					(11,595)	119,616	108,021
Issuance of treasury stock under stock plans				(463)	17,350		(22,442)	(5,092)
Compensation expense on share-based awards							20,471	20,471
Balance at December 28, 2019	$3,722	120,352	$0	52,933	$(3,158,274)	$(27,352)	$2,500,083	$(685,543)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 28,	December 29,	December 30,
	2019	2018	2017
Operating activities:
Net income	$119,447	$223,568	$163,317
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	45,017	44,061	50,880
Amortization of deferred financing costs and debt discount	9,318	8,539	6,112
Goodwill impairment	0	0	13,323
Impairment of intangible and long-lived assets	307	27	682
Write-off of net assets due to cessation of Spain operations	0	0	70
Share-based compensation expense	20,471	20,188	14,949
Deferred tax benefit	(9,424)	(13,673)	(48,216)
Allowance for doubtful accounts	(123)	130	(587)
Reserve for inventory obsolescence	8,710	7,906	7,823
Foreign currency exchange rate loss	1,235	2,036	202
Early extinguishment of debt, net	0	0	8,969
Changes in cash due to:
Receivables	1,331	(7,999)	5,444
Inventories	(9,127)	(1,148)	(4,504)
Prepaid expenses	13,619	(3,991)	(4,359)
Accounts payable	1,347	2,224	(14,507)
Accrued liabilities	(6,968)	16,600	4,414
Deferred revenue	6,199	(17,198)	8,298
Other long term assets and liabilities, net	(878)	(13,001)	5,683
Income taxes	(18,098)	27,323	4,281
Cash provided by operating activities	182,383	295,592	222,274
Investing activities:
Capital expenditures	(17,159)	(19,050)	(13,732)
Capitalized software expenditures	(30,824)	(27,763)	(26,916)
Cash paid for acquisitions	(4,060)	(7,100)	0
Other items, net	(580)	(10,045)	(143)
Cash used for investing activities	(52,623)	(63,958)	(40,791)
Financing activities:
Net (payments) borrowings on revolver	0	(25,000)	25,000
Proceeds from new long term debt	0	0	1,840,000
Financing costs and debt discount	0	0	(53,636)
Payments on long-term debt	(177,000)	(57,750)	(2,018,773)
Taxes paid related to net share settlement of equity awards	(6,582)	(25,020)	(9,548)
Proceeds from stock options exercised	1,076	33,417	5,475
Other items, net	(487)	0	0
Cash used for financing activities	(182,993)	(74,353)	(211,482)
Effect of exchange rate changes on cash and cash equivalents	(1,005)	(3,361)	4,397
Net (decrease) increase in cash and cash equivalents	(54,238)	153,920	(25,602)
Cash and cash equivalents, beginning of period	236,974	83,054	108,656
Cash and cash equivalents, end of period	$182,736	$236,974	$83,054

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.
2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal 2019, fiscal 2018 and fiscal 2017 all contained 52 weeks.

Use of Estimates:

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, revenue, share-based compensation, income taxes, tax contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from these estimates.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

In fiscal 2019, fiscal 2018 and fiscal 2017, the Company recorded impairment charges of $307, $0 and $674, respectively, related to internal-use computer software that was not expected to provide substantive service potential.

In fiscal 2019, fiscal 2018 and fiscal 2017, the Company recorded impairment charges of $0, $27 and $8, respectively, related to property, plant and equipment that were expected to be disposed of before the end of their estimated useful lives.

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

For the Company’s Brazil reporting unit only, given the then-challenging economic environment, the negative performance trends and the Company’s reduced expectations regarding the future impact of its business growth strategies in the country at December 30, 2017, the Company performed an interim goodwill impairment analysis at such time. In performing the interim goodwill impairment analysis for its Brazil reporting unit, the Company recorded a $13,323 impairment charge at December 30, 2017.

In performing its annual impairment analysis as of May 5, 2019 and May 6, 2018, the Company determined that the carrying amounts of its goodwill reporting units and franchise rights acquired with indefinite lives units of account did not exceed their respective fair values and therefore, no impairment existed.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

For all reporting units, except for Brazil, there was significant headroom in the goodwill impairment analysis for fiscal 2019. Based on the results of the Company’s annual goodwill impairment test performed for all of its reporting units, except for Brazil, as of the December 28, 2019 balance sheet date, for reporting units that hold 97.2% of the Company’s goodwill, those units had an estimated fair value at least 60% higher than the respective reporting unit’s carrying amount. Based on the results of the Company’s annual goodwill impairment test performed for its Brazil reporting unit, which holds 2.8% of the Company’s goodwill as of the December 28, 2019 balance sheet date, the estimated fair value of this reporting unit was approximately 3.0% higher than its carrying value. Accordingly, a change in the underlying assumptions for Brazil would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the net book value was $4,399 as of December 28, 2019.

For all units of account, except for New Zealand, there was significant headroom in the franchise rights acquired impairment analysis for fiscal 2019. Based on the results of the Company’s annual franchise rights acquired impairment analysis performed for all of its units of account, except for New Zealand, as of the December 28, 2019 balance sheet date, for units of account that hold 99.4% of the Company’s franchise rights acquired, those units had an estimated fair value at least 40% higher than the respective units of account carrying amount. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its New Zealand unit of account, which holds 0.6% of the Company’s franchise rights acquired as of the December 28, 2019 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 3.0%. Accordingly, a change in the underlying assumptions for New Zealand would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $4,742 as of December 28, 2019.

The following is a discussion of the goodwill and franchise rights acquired impairment analysis.

Goodwill:

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada, Brazil and other countries as of the December 28, 2019 balance sheet date were $102,968, $40,972, $4,399 and $9,577, respectively, totaling $157,916 and the net book values as of the December 29, 2018 balance sheet date were $98,857, $39,300, $4,584 and $9,778, respectively, totaling $152,519.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

Franchise Rights Acquired:

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Studio + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at December 28, 2019 were $671,914, $55,171, $11,784, $6,273 and $4,742, respectively, totaling $749,884 and the net book values at December 29, 2018 were $671,914, $52,919, $11,441, $6,327 and $4,747, respectively, totaling $747,348.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Revenue Recognition:

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The Company earns revenue from subscriptions for its digital products and by conducting workshops, for which it charges a fee, predominantly through commitment plans, as well as prepayment plans or the “pay-as-you-go” arrangement. The Company also earns revenue by selling consumer products (including publications) in its workshops, online through its ecommerce platforms and to its franchisees, as well as through several trusted retail partners; collecting royalties from franchisees; collecting royalties related to licensing agreements; selling magazine subscriptions; publishing; selling advertising space on its websites and in copies of its publications; and By Mail product sales.

Commitment plan revenues, prepaid workshop fees and magazine subscription revenue are recorded to deferred revenue and amortized into revenue as control is transferred over the period earned since these performance obligations are satisfied over time. “Digital Subscription Revenues,” consisting of the fees associated with subscriptions for the Company’s Digital products, including its Personal Coaching + Digital product, are deferred and recognized on a straight-line basis as control is transferred over the subscription period. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is recorded to deferred revenue and amortized into revenue over the commitment period. In the Studio + Digital business, the Company generally charges non-refundable registration and starter fees in exchange for access to the Company’s digital subscription products, an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and is recorded to deferred revenue and amortized into revenue over the commitment period. Revenue from “pay-as-you-go” workshop fees, consumer product sales and By Mail, commissions and royalties is recognized at the point in time control is transferred, which is when services are rendered, products are shipped to customers and partners and title and risk of loss passes to them, and commissions and royalties are earned, respectively. Revenue from advertising in magazines and from magazine sales is recognized upon distribution of the magazine. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on its websites is recognized when the advertisement is viewed by the user.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue over the same period.

Advertising Costs:

Advertising costs consist primarily of broadcast and digital media. All costs related to advertising are expensed in the period incurred, except for media production-related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 were $235,826, $218,062 and $193,423, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

The fair value of the Company’s interest rate swaps are reported as a component of accumulated other comprehensive loss on its balance sheet. See Note 18 for a further discussion regarding the fair value of the Company’s interest rate swaps. The net effect of the interest payable and receivable under the Company’s effective interest rate swap is included in interest expense on the consolidated statements of net income.

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fourth quarter of fiscal 2017, the Company incurred fees of $53,832 (which includes $30,800 of a debt discount) in connection with the November 2017 debt refinancing (as described in Note 9). In addition, the Company recorded a loss on extinguishment of debt of $10,524 in connection thereto. This early extinguishment of debt write-off was comprised of $5,716 of deferred financing fees paid in connection with the November 2017 debt refinancing and $4,808 of pre-existing deferred financing fees. During the fiscal year ended December 30, 2017 in connection with the prepayment of debt, the Company wrote-off deferred financing fees of $618, incurred fees of $305 and recorded a gain on early extinguishment of debt of $1,554, inclusive of these fees. Amortization expense for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $9,318, $8,539 and $6,112, respectively.

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At December 28, 2019, December 29, 2018 and December 30, 2017, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $15,529, $1,175 and $5,392, respectively. At December 28, 2019, December 29, 2018 and December 30, 2017, the cumulative balance of the effects of foreign currency translations, net of taxes, was $11,823, $14,582 and $5,075, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

The adoption of the standard had a material impact on the Company’s consolidated balance sheets but did not have a material impact on its consolidated statements of net income. The Company recorded $155,178 as a right of use asset, $163,486 of lease liabilities and $0 for retained earnings for operating leases upon adoption of the updated guidance. The amounts previously reported in the first quarter of 2019 have been revised by $3,595 due to the impact of prepaid rent. The standard did not have a material impact on the Company’s finance lease contracts.

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s 2019 consolidated balance sheet. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s 2019 consolidated balance sheet. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of December 28, 2019. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at adoption of the updated guidance, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s operating and finance leases are primarily for its studios, corporate offices, data centers and certain equipment, including automobiles.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At December 28, 2019, the Company’s lease assets and lease liabilities were as follows:

December 28, 2019
Assets:
Operating lease assets	$151,983
Finance lease assets	259
Total leased assets	$152,242

Liabilities:
Current
Operating	$33,236
Finance	126
Noncurrent
Operating	$128,464
Finance	96
Total lease liabilities	$161,922

For the fiscal year ended December 28, 2019, the components of the Company’s lease expense were as follows:

Year Ended
December 28,
2019
Operating lease cost:
Fixed lease cost	$51,256
Variable lease cost	0
Total operating lease cost	$51,256
Finance lease cost:
Amortization of leased assets	487
Interest on lease liabilities	20
Total finance lease cost	$507
Total lease cost	$51,763

At December 28, 2019, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

December 28, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	7.06
Finance leases	2.43

Weighted Average Discount Rate
Operating leases	7.02
Finance leases	5.97

The Company’s leases have remaining lease terms of 0 to 13 years with a weighted average lease term of 7.06 years.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At December 28, 2019, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
2020	$43,595	$135	$43,730
2021	38,824	52	38,876
2022	27,869	22	27,891
2023	19,803	24	19,827
2024	14,673	5	14,678
Thereafter	65,954	—	65,954
Total lease payments	$210,718	$238	$210,956
Less imputed interest	49,018	16	49,034
Present value of lease liabilities	$161,700	$222	$161,922

Minimum commitments under non-cancelable obligations, primarily for office and rental facilities operating leases, at December 29, 2018, consisted of the following:

2019	$63,261
2020	38,491
2021	22,341
2022	14,017
2023	9,192
2024 and thereafter	37,704
Total	$185,006

Total rent expense charged to operations for office and rental facilities under these operating leases for the fiscal years ended December 29, 2018 and December 30, 2017 was $44,130 and $42,259, respectively.

Supplemental cash flow information related to leases for the year ended December 28, 2019 were as follows:

Year Ended
December 28,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$51,326
Operating cash flows from finance leases	$20
Financing cash flows from finance leases	$487

Leased assets obtained in exchange for new operating lease liabilities	$41,693
Leased assets obtained in exchange for new finance lease liabilities	$105

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

The following table presents the Company’s revenues disaggregated by revenue source:

	Fiscal Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Digital Subscription Revenues	$609,996	$567,767	$416,722
Studio + Digital Fees	597,270	705,429	664,957
Service Revenues, net	$1,207,266	$1,273,196	$1,081,679
Product sales and other, net	206,071	240,925	225,232
Revenues, net	$1,413,337	$1,514,121	$1,306,911

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Fiscal Year Ended December 28, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$401,890	$167,008	$26,898	$14,200	$609,996
Studio + Digital Fees	446,576	87,962	44,145	18,587	597,270
Service Revenues, net	$848,466	$254,970	$71,043	$32,787	$1,207,266
Product sales and other, net	130,836	38,263	23,514	13,458	206,071
Revenues, net	$979,302	$293,233	$94,557	$46,245	$1,413,337

	Fiscal Year Ended December 29, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$378,678	$149,571	$25,557	$13,961	$567,767
Studio + Digital Fees	522,372	107,528	52,676	22,853	705,429
Service Revenues, net	$901,050	$257,099	$78,233	$36,814	$1,273,196
Product sales and other, net	146,201	47,226	28,839	18,659	240,925
Revenues, net	$1,047,251	$304,325	$107,072	$55,473	$1,514,121

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 29, 2018	$53,501	$961
Net increase (decrease) during the period	7,112	(907)
Balance as of December 28, 2019	$60,613	$54

Revenue recognized from amounts included in current deferred revenue as of December 29, 2018 was $53,479 for the fiscal year ended December 28, 2019. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $54 and $961 at December 28, 2019 and December 29, 2018, respectively, for revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Acquisition of Franchisees

On October 21, 2019, the Company acquired substantially all of the assets of its franchisee for certain territories in Nevada and Utah, Weight Watchers of Las Vegas, Inc., for a purchase price of $4,500 (the “Las Vegas Acquisition”). Payment was in the form of cash ($4,060) plus cash in reserves ($385) and assumed net liabilities ($55). The total purchase price has been allocated to goodwill ($4,111), customer relationship value ($271) and franchise rights acquired ($118). The acquisition of the franchisee has been accounted for under the purchase method of accounting and, accordingly, earnings of the acquired franchisee have been included in the consolidated operating results of the Company since the date of acquisition. The goodwill will be deductible for tax purposes.

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

7.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets for fiscal 2019 and fiscal 2018 on May 5, 2019 and May 6, 2018, respectively.

For the Company’s Brazil reporting unit only, given the then-challenging economic environment, the negative performance trends and the Company’s reduced expectations regarding the future impact of its business growth strategies in the country at December 30, 2017, the Company performed an interim goodwill impairment analysis at such time. In performing the interim goodwill impairment analysis for its Brazil reporting unit, the Company recorded a $13,323 impairment charge at December 30, 2017.

In performing its annual impairment analysis as of May 5, 2019 and May 6, 2018, the Company determined that the carrying amounts of its goodwill reporting units and franchise rights acquired with indefinite lives units of account did not exceed their respective fair values and therefore, no impairment existed.

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the fiscal year ended December 28, 2019, the change in the carrying value of franchise rights acquired is due to the franchisee acquisition as described in Note 6 and the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978 and the Company’s acquisitions of WW.com, Inc. (formerly known as WeightWatchers.com, Inc.) in 2005, the Company’s franchised territories and the majority interest in Vigilantes do Peso Marketing Ltda. See Note 6 for additional information about acquisitions by the Company. For the fiscal year ended December 28, 2019, the change in the carrying amount of goodwill was due to a franchise acquisition and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 29, 2018	$138,156	$7,242	$1,178	$5,943	$152,519
Goodwill acquired during the period	4,111	0	0	0	4,111
Effect of exchange rate changes	1,673	(227)	35	(195)	1,286
Balance as of December 28, 2019	$143,940	$7,015	$1,213	$5,748	$157,916

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Finite-lived Intangible Assets

The below table reflects the carrying values of finite-lived intangible assets as of December 28, 2019 and December 29, 2018:

	December 28, 2019		December 29, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$119,537	$97,588	$121,508	$102,659
Website development costs	77,823	50,748	105,710	77,825
Trademarks	11,869	11,228	11,620	11,010
Other	14,003	4,637	13,967	4,149
Trademarks and other intangible assets	$223,232	$164,201	$252,805	$195,643
Franchise rights acquired	8,180	4,618	8,110	4,319
Total finite-lived intangible assets	$231,412	$168,819	$260,915	$199,962

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $29,330, $28,995 and $36,040, for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. The franchise rights acquired related to the South Carolina Acquisition will be amortized ratably over an 18 year period. The franchise rights acquired related to the Las Vegas Acquisition were fully amortized in fiscal 2019.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal 2020	$25,042
Fiscal 2021	$17,802
Fiscal 2022	$7,754
Fiscal 2023	$1,413
Fiscal 2024 and thereafter	$10,582

8.	Property and Equipment

The below table reflects the carrying values of property and equipment as of December 28, 2019 and December 29, 2018:

	December 28,	December 29,
	2019	2018
Equipment	$83,288	$75,531
Leasehold improvements	84,079	80,002
	167,367	155,533
Less: Accumulated depreciation and amortization	(113,301)	(103,331)
	$54,066	$52,202

Depreciation and amortization expense of property and equipment for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 was $15,687, $15,066 and $14,840, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

9.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	December 28, 2019				December 29, 2018
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due November 29, 2022	$0	$0	$0	0.00%	$0	$0	$0	4.39%
Term Loan Facility due November 29, 2024	1,305,250	6,418	21,634	7.93%	1,482,250	8,307	26,033	7.53%
Notes due December 1, 2025	300,000	1,028	0	8.72%	300,000	1,202	0	8.69%
Total	$1,605,250	$7,446	$21,634	8.07%	$1,782,250	$9,509	$26,033	7.63%
Less: Current Portion	96,250				77,000
Unamortized Deferred Financing Costs	7,446				9,509
Unamortized Debt Discount	21,634				26,033
Total Long-Term Debt	$1,479,920				$1,669,708

(1)	Includes amortization of deferred financing costs and debt discount.

On November 29, 2017, the Company refinanced its then-existing credit facilities (hereinafter referred to as “the November 2017 debt refinancing”) consisting of $1,930,386 of borrowings under a term loan facility and an undrawn $50,000 revolving credit facility with $1,565,000 of borrowings under its new credit facilities, consisting of a $1,540,000 term loan facility and a $150,000 revolving credit facility (of which $25,000 was drawn upon at the time of the November 2017 debt refinancing) (collectively, the “Credit Facilities”), and $300,000 in aggregate principal amount of 8.625% Senior Notes due 2025 (the “Notes”). During the fourth quarter of fiscal 2017, the Company incurred fees of $53,832 (which included $30,800 of a debt discount) in connection with the November 2017 debt refinancing. In addition, the Company recorded a loss on early extinguishment of debt of $10,524 in connection thereto. This early extinguishment of debt write-off was comprised of $5,716 of deferred financing fees paid in connection with the November 2017 debt refinancing and $4,808 of pre-existing deferred financing fees.

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

On both May 31, 2019 and October 10, 2019, the Company made a voluntary prepayment at par of $50,000 in respect of its outstanding term loans under the Term Loan Facility. As a result of these prepayments, the Company wrote off deferred financing fees of $526 in the aggregate in fiscal 2019.

As of December 28, 2019, the Company had $1,305,250 of debt outstanding under the Credit Facilities, with $148,841 of availability and $1,159 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There was no outstanding balance under the Revolving Credit Facility as of December 28, 2019.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 28, 2019, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, the Company pays a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Net Debt Leverage Ratio. Based on the Company’s Consolidated First Lien Net Debt Leverage Ratio as of December 28, 2019, the commitment fee was 0.35% per annum. The Company’s Consolidated First Lien Net Debt Leverage Ratio as of December 28, 2019 was 3.01:1.00.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

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

As of December 28, 2019, the Company was in compliance with all applicable financial covenants in the Credit Agreement governing the Credit Facilities.

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

Outstanding Debt

At December 28, 2019, the Company had $1,605,250 outstanding under the Credit Facilities and the Notes, consisting of borrowings under the Term Loan Facility of $1,305,250, $0 drawn down on the Revolving Credit Facility and $300,000 in aggregate principal amount of Notes issued and outstanding.

At December 28, 2019 and December 29, 2018, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 19 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swap in effect, was approximately 8.08% and 7.73% per annum at December 28, 2019 and December 29, 2018, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swap in effect, was approximately 7.59% and 7.46% per annum at December 28, 2019 and December 29, 2018, respectively, based on interest rates on these dates.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Maturities

At December 28, 2019, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five fiscal years and thereafter were as follows:

2020	$96,250
2021	77,000
2022	77,000
2023	77,000
2024	978,000
2025 and thereafter	300,000
$1,605,250

10.	Treasury Stock

On October 9, 2003, the Company’s Board of Directors authorized, and the Company announced, a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, the Company’s Board of Directors authorized, and the Company announced, the addition of $250,000 to the program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date.

During the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, the Company repurchased no shares of its common stock under this program or otherwise. As of the end of fiscal 2019, $208,933 remained available to purchase shares of the Company’s common stock under the repurchase program.
11.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	December 28,	December 29,	December 30,
	2019	2018	2017
Numerator:
Net income attributable to WW International, Inc.	$119,616	$223,749	$163,514
Denominator:
Weighted average shares of common stock outstanding	67,188	66,280	64,329
Effect of dilutive common stock equivalents	2,362	3,835	3,919
Weighted average diluted common shares outstanding	69,550	70,115	68,248
Earnings per share attributable to WW International, Inc.
Basic	$1.78	$3.38	$2.54
Diluted	$1.72	$3.19	$2.40

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,705, 419 and 1,427 for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.
12.	Stock Plans

Incentive Compensation Plans and Inducement Option

On May 6, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”). On May 6, 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan (as amended and restated, the “2014 Plan”, and together with the 2008 Plan, the “Stock Plans”), which replaced the 2008 Plan for all equity-based awards granted on or after May 6, 2014. The 2014 Plan is designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and to align compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s long-term equity incentive compensation program has historically included time-vesting non-qualified stock option and/or restricted stock unit (“RSUs”) (including performance-based stock unit with both time- and performance-vesting criteria (“PSUs”)) awards. From time to time, the Company has granted fully-vested shares of its common stock to individuals in connection with special circumstances. The Company’s Board of Directors or a committee thereof administers the 2014 Plan.

Under the 2014 Plan, grants may take the following forms at the Company’s Board of Directors’ Compensation and Benefit Committee’s (the “Compensation Committee”) discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock and other stock-based awards. As of May 9, 2017, the maximum number of shares of common stock available for grant under the 2014 Plan was 8,500, subject to increase and adjustment as set forth in the 2014 Plan.

Under the 2014 Plan, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. Additionally, the Company granted such shares to director members of the former Interim Office of the Chief Executive Officer in fiscal 2017. While these shares are fully vested, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors subject to limited exceptions. During the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, the Company granted to members of the Company’s Board of Directors an aggregate of 29, 11 and 30 fully-vested shares, respectively, and recognized compensation expense of $756, $754 and $664, respectively. During the fiscal year ended December 30, 2017, the Company granted to director members of the former Interim Office of the Chief Executive Officer an aggregate of 40 fully vested shares and recognized compensation expense of $604.

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

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for share-based compensation awards was $20,471, $20,188 and $14,949 for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation awards was $2,141, $4,007 and $3,580 for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. The tax benefits realized from options exercised and RSUs and PSUs vested totaled $2,840, $30,268 and $7,210 for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. No compensation costs were capitalized. As of December 28, 2019, there was $35,862 of total unrecognized compensation cost related to the Inducement Option and stock options, RSUs and PSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Stock Option Awards Under Stock Plans and Inducement Option

Stock Option Awards with Time-Vesting Criteria

Stock options with time-vesting criteria (“Time-Vesting Options”) are exercisable based on the terms and conditions outlined in the applicable award agreement. Time-Vesting Options outstanding at December 28, 2019, December 29, 2018 and December 30, 2017 vest over a period of three to five years and the expiration term is seven to ten years. Time-Vesting Options outstanding at December 28, 2019, December 29, 2018 and December 30, 2017 have an exercise price between $3.97 and $63.59 per share. The Company did not grant Time-Vesting Options in fiscal 2019 and fiscal 2018.

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

December 30,
2017
Dividend yield	0.0%
Volatility	51.3%-51.7%
Risk-free interest rate	2.17%
Expected term (years)	6.0-7.0

Option Activity

A summary of all option activity for the fiscal year ended December 28, 2019 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding at December 29, 2018	3,789	$21.69
Granted	0	$0.00
Exercised	(74)	$11.76
Cancelled	(15)	$49.17
Outstanding at December 28, 2019	3,700	$21.77	5.3	$72,356
Exercisable at December 28, 2019	3,050	$16.61	5.4	$71,614

The weighted-average grant-date fair value of all options granted was $0.00, $0.00 and $15.21, for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. The total intrinsic value of Time-Vesting Options exercised was $1,105, $105,647 and $5,930 for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

Cash received from Time-Vesting Options exercised during the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $1,076, $33,385 and $5,475, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Restricted Stock Unit Awards with Time-Vesting Criteria

RSUs are exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of 2 to 4 years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the fiscal year ended December 28, 2019 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at December 29, 2018	881	$37.91
Granted	852	$19.09
Vested	(387)	$31.67
Forfeited	(193)	$29.77
Outstanding at December 28, 2019	1,153	$27.46

The weighted-average grant-date fair value of RSUs granted was $19.09, $63.91 and $31.58 for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. The total fair value of RSUs vested during the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $12,268, $8,484 and $10,211, respectively.

Performance-Based Stock Unit Awards with Time- and Performance-Vesting Criteria

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

In fiscal 2017, the Company granted 98.5 PSUs in May 2017 and 47.9 PSUs in July 2017, all having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on May 15, 2020. Certain of the performance-vesting criteria for these PSUs was satisfied when the Company achieved, in the case of the May 2017 awards, certain annual operating income objectives and, in the case of the July 2017 award, certain net income or operating income objectives, as applicable for each of the fiscal 2017 and fiscal 2018 performance years. The performance-vesting criteria for the fiscal 2019 performance year was not satisfied. When the performance measure was met, if at all, for a particular 2017 Award Performance Year (i.e., each fiscal year over a three-year period, fiscal 2017 through fiscal 2019), that portion of units was “banked” for potential issuance following the satisfaction of the time-vesting criteria. Such portion of units “banked” was equal to (x) the target number of PSUs granted for the applicable 2017 Award Performance Year multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In fiscal 2016, the Company granted 289.9 PSUs having both time- and performance-vesting criteria (the “2016 PSUs”). The time-vesting criteria for these PSUs was satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date. The performance-vesting criteria for these PSUs was satisfied when the Company achieved a Debt Ratio (as defined in the applicable term sheet for these PSU awards and based on a Debt to EBITDAS ratio (each, as defined therein)) at levels at or below 4.5x over the performance period from December 31, 2017 to December 29, 2018. Pursuant to these awards, the number of PSUs that became vested in fiscal 2019 upon the satisfaction of the time-vesting criteria of 219.3 was calculated as (x) the target number of PSUs granted multiplied by (y) 166.67%, the applicable Debt Ratio achievement percentage, rounded down to avoid the issuance of fractional shares. The Company accrued compensation expense in an amount equal to the outcome upon vesting.

The fair value of PSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of PSU activity under the 2014 Plan for the fiscal year ended December 28, 2019 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at December 29, 2018	380	$32.56
Granted (a)	368	$17.51
Vested	(219)	$13.19
Forfeited	(92)	$29.08
Outstanding at December 28, 2019	437	$30.35

(a)	Includes the incremental shares vested with respect to the Company satisfying certain applicable performance vesting criteria for the 2016 PSUs.

The weighted-average grant-date fair value of PSUs granted was $17.51, $80.18 and $27.22 during the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. The total fair value of PSUs vested during the fiscal year ended December 28, 2019 was $2,891. No PSUs vested during the fiscal years ended December 29, 2018 and December 30, 2017.
13.	Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included a number of changes to previous U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also included foreign provisions that tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and provide a special deduction for foreign-derived intangible income (“FDII”).

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

The Company’s estimates concerning the impact of the 2017 Tax Act on its accounting and business remain subject to developing interpretations of the provisions of the 2017 Tax Act. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in the Company’s estimates as new guidance is issued.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following tables summarize the Company’s consolidated provision for U.S. federal, state and foreign taxes on income:

	December 28,	December 29,	December 30,
	2019	2018	2017
Current:
U.S. federal	$20,900	$1,235	$9,224
State	1,873	5,918	1,993
Foreign	18,164	27,013	18,762
	$40,937	$34,166	$29,979
Deferred:
U.S. federal	$(9,137)	$(10,367)	$(51,788)
State	(2,434)	(2,566)	481
Foreign	2,147	(740)	3,091
	$(9,424)	$(13,673)	$(48,216)
Total tax provision (benefit)	$31,513	$20,493	$(18,237)

The components of the Company’s consolidated income before income taxes consist of the following:

	December 28,	December 29,	December 30,
	2019	2018	2017
Domestic	$75,932	$126,171	$53,045
Foreign	75,028	117,890	92,035
	$150,960	$244,061	$145,080

The effective tax rates for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 were 20.9%, 8.4% and (12.6%), respectively. The difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

The Company’s effective tax rate for the fiscal year ended December 28, 2019 was impacted by the following items: (i) a $5,148 tax expense related to income earned in foreign jurisdictions and (ii) a $3,524 tax expense related to GILTI. In addition, the effective tax rate for fiscal 2019 was impacted by the following: (i) a $5,650 tax benefit related to FDII, (ii) a $1,375 tax benefit related to the reversal of tax reserves no longer needed, and (iii) a $746 tax benefit related to the cessation of certain publishing operations.

The Company’s effective tax rate for the fiscal year ended December 29, 2018 was affected by the following items: (i) a $25,353 tax benefit related to tax windfalls from stock compensation, (ii) a $8,535 tax benefit due to the reversal of a valuation allowance on foreign tax credit carryforwards that have been fully utilized, (iii) a $3,435 tax benefit due to the reversal of a valuation allowance on certain net operating losses that are now expected to be realized, (iv) a $3,430 tax benefit primarily related to the reversal of tax reserves resulting from the closure of various tax audits, (v) a $2,678 tax benefit related to favorable tax return adjustments due to the 2017 Tax Act, and (vi) a $1,858 tax benefit related to the cessation of operations of the Company’s Mexican subsidiary.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	December 28,	December 29,	December 30,
	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	35.0%
State income taxes (net of federal benefit)	(0.3%)	1.1%	2.5%
Cessation of operations	(0.5%)	(0.8%)	(8.0%)
Research and development credit	(1.2%)	(0.5%)	(1.3%)
Tax windfall on share-based awards	(0.1%)	(8.6%)	(1.1%)
Reserves for uncertain tax positions	(0.9%)	(1.4%)	(0.2%)
Tax rate changes	0.0%	0.3%	(49.6%)
(Decrease) increase in valuation adjustment related to foreign tax credits	0.0%	(3.5%)	3.5%
GILTI	2.3%	1.5%	0.0%
FDII	(3.7%)	(1.9%)	0.0%
Increase (decrease) in valuation allowance due to net operating loss	0.4%	(0.7%)	3.0%
Goodwill impairment	0.0%	0.0%	3.2%
Tax return adjustments related to the 2017 Tax Act	(0.7%)	(1.1%)	0.0%
Impact of foreign operations	3.4%	3.2%	(0.7%)
Other	1.2%	(0.2%)	1.1%
Total effective tax rate	20.9%	8.4%	(12.6%)

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	December 28,	December 29,
	2019	2018
Interest expense disallowance	$38,396	$22,418
Operating lease liabilities	39,095	0
Operating loss carryforwards	9,375	9,862
Provision for estimated expenses	2,578	2,320
Salaries and wages	2,037	2,518
Share-based compensation	7,533	7,666
Other comprehensive income	9,816	5,877
Other	4,125	7,481
Less: valuation allowance	(6,760)	(6,191)
Total deferred tax assets	$106,195	$51,951
Goodwill and intangible assets	$(228,048)	$(223,938)
Operating lease assets	(36,670)	0
Depreciation	(1,082)	(1,149)
Prepaid expenses	(1,311)	(886)
Total deferred tax liabilities	$(267,111)	$(225,973)
Net deferred tax liabilities	$(160,916)	$(174,022)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Certain foreign operations of the Company have generated net operating loss carryforwards. If it has been determined that it is more-likely-than-not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of December 28, 2019 and December 29, 2018, various foreign subsidiaries had net operating loss carryforwards of approximately $35,534 and $38,098, respectively, some of which have an unlimited carryforward period, while others will begin to expire in fiscal 2020.

As a result of the 2017 Tax Act changing the U.S. to a modified territorial tax system, the Company will no longer assert its $19,124 of undistributed foreign earnings as of December 28, 2019 are permanently reinvested. The Company has considered whether there would be any potential future costs of not asserting indefinite reinvestment and does not expect such costs to be significant.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 28,	December 29,	December 30,
	2019	2018	2017
Balance at beginning of year	$3,665	$15,173	$10,297
Increases related to tax positions taken in current year	0	60	266
Increases related to tax positions taken in prior years	264	1,207	7,246
Reductions related to tax positions taken in prior years	(2,731)	(10,560)	(1,268)
Reductions related to settlements with tax authorities	(992)	(2,215)	0
Reductions related to the expiration of statutes of limitations	0	0	(1,369)
Balance at end of year	$206	$3,665	$15,173

At December 28, 2019, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $206. Given the potential outcome of current examinations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

In 2019, the Company reached favorable settlements with the IRS for the 2016 tax year, which resulted in a tax benefit of $485, and with South Carolina for tax years 2012 to 2017, which resulted in a tax benefit of $756. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At December 28, 2019, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2017, or non-U.S. income tax examinations by tax authorities for years prior to 2014. The Company is subject to audits in certain non-U.S. jurisdictions for tax years 2014 to 2017. The resolution of these audits is not expected to be material.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $6 and $186 of accrued interest and penalties at December 28, 2019 and December 29, 2018, respectively. The Company recognized $(257), $(65) and $63 in interest and penalties during the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

14.	Employee Benefit Plans

The Company sponsors the Third Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and certain hourly US employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 50% of the employee’s tax deferred contributions up to 6% of an employee’s eligible compensation for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017. Expense related to these contributions for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $2,901, $3,405 and $2,676, respectively.

During fiscal 2014, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Pursuant to the Savings Plan, the Company also makes profit sharing contributions for all full-time salaried US employees who are eligible to participate in the Savings Plan (except for certain personnel above a determined compensation level). The profit sharing contribution is a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also has a discretionary supplemental profit sharing employer contribution component that is determined annually by the Compensation Committee. Expense related to these contributions for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $1,313, $1,317 and $1,195, respectively.

For certain US personnel above a determined compensation level, the Company sponsors the Second Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provides for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP has a discretionary supplemental employer contribution component that is determined annually by the Compensation Committee.

The EPSP is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $3,691, $2,913 and $2,382, respectively.
15.	Cash Flow Information

	December 28,	December 29,	December 30,
	2019	2018	2017
Net cash paid during the year for:
Interest expense	$130,081	$119,866	$115,233
Income taxes(a)	$34,268	$12,095	$27,282
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with acquisitions	$118	$6,026	$0
Change in Capital expenditures and Capitalized software included in accounts payable and accrued expenses	$583	$(844)	$(3,450)

(a)	Fiscal 2019 includes tax refunds received of $13,309.

See Note 4 for disclosures on supplemental cash flow information related to leases.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

16.Commitments and Contingencies

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

Between March and July 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. The allegations in the demands relate to those contained in the ongoing securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors has created a special committee to investigate and evaluate the claims made in the demands. In addition, four derivative complaints were filed, each making allegations against certain of the Company’s officers and directors and/or Artal and certain of its affiliates. First, on June 13, 2019, a shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. Second, on July 23, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. Third, on October 25, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. Finally, on December 16, 2019, a shareholder derivative complaint was filed in New York Supreme Court against certain of the Company’s officers and directors, and Artal and certain of its affiliates, alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The Company believes that these actions are without merit and intends to vigorously defend them.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Commitments

Minimum commitments under non-cancelable purchase obligations at December 28, 2019 was $7,600, of which $5,300 is due in fiscal 2020 and the remaining $2,300 is due in fiscal 2021. See Note 4 for disclosures related to minimum commitments under non-cancelable lease obligations, primarily for office and rental facilities operating leases.
17.	Segment and Geographic Data

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

Information about the Company’s reportable segments is as follows:

	Total Revenue, net
	for the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
North America	$979,302	$1,047,251	$910,349
Continental Europe	293,233	304,325	239,223
United Kingdom	94,557	107,072	99,989
Other	46,245	55,473	57,350
Total revenue, net	$1,413,337	$1,514,121	$1,306,911

	Net Income
	for the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Segment operating income:
North America	$281,937	$351,599	$247,587
Continental Europe	95,201	114,708	73,689
United Kingdom	9,543	18,814	19,939
Other	4,374	9,604	(4,358)
Total segment operating income	391,055	494,725	336,857
General corporate expenses	103,070	105,740	69,552
Interest expense	135,267	142,346	112,784
Other expense, net	1,758	2,578	472
Early extinguishment of debt, net	0	0	8,969
Provision for (benefit from) income taxes	31,513	20,493	(18,237)
Net income	$119,447	$223,568	$163,317
Net loss attributable to the noncontrolling interest	169	181	197
Net income attributable to WW International, Inc.	$119,616	$223,749	$163,514

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Depreciation and Amortization
	for the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
North America	$36,643	$37,137	$39,501
Continental Europe	1,709	1,347	1,203
United Kingdom	802	1,487	1,205
Other	443	597	626
Total segment depreciation and amortization	39,597	40,568	42,535
General corporate depreciation and amortization	14,738	12,032	14,457
Depreciation and amortization	$54,335	$52,600	$56,992

The following tables present information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of US export sales.

	Total Revenue, net for the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Digital Subscription Revenues	$609,996	$567,767	$416,722
Studio + Digital Fees	597,270	705,429	664,957
In-workshop product sales	118,493	148,856	137,855
Licensing, franchise royalties and other	87,578	92,069	87,377
	$1,413,337	$1,514,121	$1,306,911

	Total Revenue, net for the Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
United States	$913,930	$974,843	$846,249
Canada	65,372	72,408	64,100
Continental Europe	293,233	304,325	239,223
United Kingdom	94,557	107,072	99,989
Other	46,245	55,473	57,350
	$1,413,337	$1,514,121	$1,306,911

	Long-Lived Assets for the Year Ended
	December 28, 2019 (a)	December 29, 2018	December 30, 2017
United States	$43,909	$43,772	$42,114
Canada	4,997	4,825	2,563
Continental Europe	2,374	1,257	642
United Kingdom	2,068	1,924	1,920
Other	718	424	739
	$54,066	$52,202	$47,978

(a)	Amounts include finance lease assets

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Operating lease assets for the year ended December 28, 2019 is as follows:

December 28, 2019
United States	$134,623
Canada	9,270
Continental Europe	4,490
United Kingdom	2,533
Other	1,067
$151,983

18.	Fair Value Measurements

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

When measuring fair value, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of December 28, 2019 and December 29, 2018. The fair value of the Company’s borrowings under the Revolving Credit Facility approximated a carrying value of $0 at both December 28, 2019 and December 29, 2018.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of December 28, 2019 and December 29, 2018, the fair value of the Company’s long-term debt was approximately $1,597,852 and $1,757,717, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,576,170 and $1,746,708, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 19 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at December 28, 2019	$21,597	$0	$21,597	$0
Interest rate swap asset at December 29, 2018	$3,924	$0	$3,924	$0
Interest rate swap liability at December 29, 2018	$5,578	$0	$5,578	$0

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3, during the fiscal years ended December 28, 2019 and December 29, 2018.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

19.	Derivative Instruments and Hedging

As of December 28, 2019 and December 29, 2018, the Company had in effect an interest rate swap with a notional amount totaling $1,000,000 and $1,250,000, respectively.

On July 26, 2013, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1,500,000. During the term of this swap, the notional amount decreased from $1,500,000 effective March 31, 2014 to $1,250,000 on April 3, 2017 and to $1,000,000 on April 1, 2019. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 2.41%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss.

On June 11, 2018, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2018 swap”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap is $500,000. During the term of this swap, the notional amount will decrease from $500,000 effective April 2, 2020 to $250,000 on March 31, 2021. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1005%. On June 7, 2019, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (together with the 2018 swap, the “future swaps”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250,000. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.901%. The future swaps qualify for hedge accounting and, therefore, changes in the fair value of the future swaps have been recorded in accumulated other comprehensive loss.

As of December 28, 2019 and December 29, 2018, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $15,529 ($20,856 before taxes) and $1,175 ($1,634 before taxes), respectively. As of December 28, 2019, the fair value of the Company’s then-effective swap was a liability of $1,881, which is included in derivative payable in the consolidated balance sheet. As of December 28, 2019, the fair value of the Company’s future swaps was a liability of $19,716, which is included in derivative payable in the consolidated balance sheet. As of December 29, 2018, the fair value of the Company’s then-effective swap included a current asset of $3,526 and a noncurrent asset of $398, which are included in other current assets and other noncurrent assets, respectively, in the consolidated balance sheet. As of December 29, 2018, the fair value of the Company’s 2018 swap was a liability of $5,578, which is included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next five years. The Company expects approximately $5,503 ($7,377 before taxes) of derivative losses included in accumulated other comprehensive loss at December 28, 2019, based on current market rates, will be reclassified into earnings within the next 12 months.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

20.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component(a)

	Fiscal Year Ended December 28, 2019
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)
Other comprehensive (loss) income before reclassifications, net of tax	(13,752)	2,737	(11,015)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	(602)	0	(602)
Net current period other comprehensive (loss) income including noncontrolling interest	(14,354)	2,737	(11,617)
Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	22	22
Ending Balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Fiscal Year Ended December 29, 2018
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)
Other comprehensive income (loss) before reclassifications, net of tax	3,263	(8,556)	(5,293)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	2,115	0	2,115
Adoption of accounting standard	(1,161)	(1,324)	(2,485)
Net current period other comprehensive income (loss) including noncontrolling interest	4,217	(9,880)	(5,663)
Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	373	373
Ending Balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Fiscal Year Ended December 30, 2017
	Loss on Qualifying Hedges	Gain (loss) on Foreign Currency Translation	Total
Beginning Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)
Other comprehensive income before reclassifications, net of tax	883	5,221	6,104
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	9,727	787	10,514
Net current period other comprehensive income including noncontrolling interest	10,610	6,008	16,618
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	35	35
Ending Balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss(a)

	Fiscal Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$807	$(2,835)	$(15,946)	Interest expense
	807	(2,835)	(15,946)	Income before income taxes
	(205)	720	6,219	Provision for income taxes
	$602	$(2,115)	$(9,727)	Net income
Loss on Foreign Currency Translation	$0	$0	$(787)	Other expense (income), net
	0	0	(787)	Income before income taxes
	0	0	0	Provision for income taxes
	$0	$0	$(787)	Net income

(a)	Amounts in parentheses indicate debits to profit/loss

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

21.	Recently Issued Accounting Pronouncements

In August 2018, the FASB issued updated guidance addressing customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs is required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued updated guidance simplifying the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 as well as by improving consistent application of GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of the updated guidance on its consolidated financial statements.
22.	Related Party

As previously disclosed, on October 18, 2015, the Company entered into the Strategic Collaboration Agreement with Oprah Winfrey, under which she would consult with the Company and participate in developing, planning, executing and enhancing the WW program and related initiatives, and provide it with services in her discretion to promote the Company and its programs, products and services for an initial term of five years (the “Initial Term”).

As previously disclosed, on December 15, 2019, the Company entered into an amendment of the Strategic Collaboration Agreement with Ms. Winfrey, pursuant to which, among other things, the Initial Term of the Strategic Collaboration Agreement was extended until April 17, 2023 (with no additional successive renewal terms) after which a second term will commence and continue through the earlier of the date of the Company’s 2025 annual meeting of shareholders or May 31, 2025. Ms. Winfrey will continue to provide the above-described services during the remainder of the Initial Term and, during the second term, will provide certain consulting and other services to the Company. In consideration of Ms. Winfrey entering into the amendment to the Strategic Collaboration Agreement and the performance of her obligations thereunder, on December 15, 2019 the Company granted Ms. Winfrey a fully vested option to purchase 3,276 shares of the Company’s common stock (the "Winfrey Amendment Option") which shall become exercisable at any time after the date on which shareholder approval of such option becomes effective. The amendment to the Strategic Collaboration Agreement will not become operative unless and until the Company's shareholders approve the Winfrey Amendment Option on or before June 30, 2020. The Company will submit the Winfrey Amendment Option for shareholder approval at the Company's 2020 annual meeting of shareholders. If the Company’s shareholders do not approve the Winfrey Amendment Option, Ms. Winfrey could terminate the Strategic Collaboration Agreement with the Company as a result.

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $2,791, $2,208 and $4,266 for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively, which services included advertising, production and related fees. Also, during the fiscal year ended December 28, 2019, the Company received advertising services from entities related to Ms. Winfrey at no charge with an estimated value of $330. During fiscal 2017, the Company also purchased $84 of books, authored by Ms. Winfrey, for resale.

The Company’s accounts payable to parties related to Ms. Winfrey at December 28, 2019 and December 29, 2018 was $72 and $62, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

23.	Restructuring

As previously disclosed, in the first quarter of fiscal 2019, the Company undertook an organizational realignment which resulted in the elimination of certain positions and termination of employment for certain employees worldwide. The Company recorded expenses in connection with employee termination benefit costs of $6,331 ($4,727 after tax) for the fiscal year ended December 28, 2019 (all expenses were recorded in the first quarter of fiscal 2019). These expenses impacted cost of revenues by $1,425 and selling, general and administrative expense by $4,906 for the fiscal year ended December 28, 2019. The Company does not anticipate recording additional expenses in connection with this organizational realignment. All expenses were recorded to general corporate expenses and therefore there was no impact to the segments.

For the fiscal year ended December 28, 2019, the Company made payments of $5,077 towards the liability for these expenses and lowered provision estimates by $83. The Company expects the remaining liability of $1,171 to be paid in full in fiscal 2020.
24.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended December 28, 2019 and December 29, 2018.

	For the Fiscal Quarters Ended
	March 30,	June 29,	September 28,	December 28,
	2019	2019	2019	2019
Fiscal year ended December 28, 2019
Revenues, net	$363,164	$369,023	$348,567	$332,583
Gross profit	$200,948	$215,814	$194,769	$175,151
Operating income	$21,897	$105,473	$94,729	$65,886
Net (loss) income attributable to the Company	$(10,687)	$53,834	$47,086	$29,383
Basic (loss) earnings per share	$(0.16)	$0.80	$0.70	$0.44
Diluted (loss) earnings per share	$(0.16)	$0.78	$0.68	$0.42

	For the Fiscal Quarters Ended
	March 31,	June 30,	September 29,	December 29,
	2018	2018	2018	2018
Fiscal year ended December 29, 2018
Revenues, net	$408,223	$409,747	$365,765	$330,386
Gross profit	$221,003	$244,794	$215,394	$185,220
Operating income	$62,073	$127,708	$118,860	$80,347
Net income attributable to the Company	$39,112	$70,720	$70,132	$43,785
Basic earnings per share	$0.60	$1.07	$1.05	$0.65
Diluted earnings per share	$0.56	$1.01	$1.00	$0.63

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End
	of Period	Expenses	Accounts	Deductions (1)	of Period
FISCAL YEAR ENDED DECEMBER 28, 2019
Allowance for doubtful accounts	$1,743	$(123)	$0	$193	$1,813
Inventory and other reserves	$3,843	$8,710	$0	$(7,868)	$4,685
Tax valuation allowance	$6,191	$709	$(40)	$(100)	$6,760

FISCAL YEAR ENDED DECEMBER 29, 2018
Allowance for doubtful accounts	$2,001	$130	$0	$(388)	$1,743
Inventory and other reserves	$3,984	$7,906	$0	$(8,047)	$3,843
Tax valuation allowance	$22,760	$1,893	$(403)	$(18,059)	$6,191

FISCAL YEAR ENDED DECEMBER 30, 2017
Allowance for doubtful accounts	$2,973	$(587)	$0	$(385)	$2,001
Inventory and other reserves	$3,703	$7,823	$0	$(7,542)	$3,984
Tax valuation allowance	$18,277	$11,515	$1,079	$(8,111)	$22,760

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description
**3.1

Amended and Restated Articles of Incorporation of WW International, Inc. (effective as of September 29, 2019)(filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed on September 30, 2019 (File No. 001-16769), and incorporated herein by reference).

**3.2

Amended and Restated Bylaws of WW International, Inc. (effective as of September 29, 2019) (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed on September 30, 2019 (File No. 001-16769), and incorporated herein by reference).

**4.1

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

**4.2	Form of Note (included in Exhibit 4.1 above).

*4.3	Description of Securities.

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

†**10.25

Second Amended and Restated Weight Watchers Executive Profit Sharing Plan, August 1, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012, as filed on November 8, 2012 (File No. 001-16769), and incorporated herein by reference).

†**10.26

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

†**10.29

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
†**10.31

Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and Nicholas Hotchkin (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, as filed on August 8, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.32

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

†**10.36

Separation Agreement, dated as of May 30, 2019, by and between Stacey Mowbray and Weight Watchers International, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on August 7, 2019 (File No. 001-16769), and incorporated herein by reference).

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

**10.42

Amendment to Share Purchase Agreement, dated as of December 15, 2019, between WW International, Inc. and Oprah Winfrey (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on December 16, 2019 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description

†**10.43

Option Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

**10.44

Strategic Collaboration Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

**10.45

First Amendment of Strategic Collaboration Agreement, dated as of December 15, 2019, between WW International, Inc. and Oprah Winfrey (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 16, 2019 (File No. 001-16769), and incorporated herein by reference).

†**10.46

Option Agreement, dated December 15, 2019, between WW International, Inc. and Oprah Winfrey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on December 16, 2019 (File No. 001-16769), and incorporated herein by reference).

*21.1	Subsidiaries of WW International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: February 25, 2020	By:	/S/ MINDY GROSSMAN
Mindy Grossman
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2020	By:	/S/ MINDY GROSSMAN
Mindy Grossman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 25, 2020	By:	/S/ NICHOLAS P. HOTCHKIN
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial Officer)
Date: February 25, 2020	By:	/S/ AMY KOSSOVER
Amy Kossover
Chief Accounting Officer, Senior Vice President and Corporate
Controller
(Principal Accounting Officer)

Date: February 25, 2020	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: February 25, 2020	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: February 25, 2020	By:	/S/ JULIE BORNSTEIN
Julie Bornstein
Director

Date: February 25, 2020	By:	/S/ TRACEY D. BROWN
Tracey D. Brown
Director

Date: February 25, 2020	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: February 25, 2020	By:	/S/ DENIS F. KELLY
Denis F. Kelly
Director

Date: February 25, 2020	By:	/S/ JULIE RICE
Julie Rice
Director

Date: February 25, 2020	By:	/S/ THILO SEMMELBAUER
Thilo Semmelbauer Director

Date: February 25, 2020	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki Director

Date: February 25, 2020	By:	/S/ OPRAH WINFREY
Oprah Winfrey Director