Form 10-Q
period 2020-03-28
WW INTERNATIONAL, INC.
filed 2020-04-28
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

The number of shares of common stock outstanding as of April 21, 2020 was 67,534,812.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	March 28,	December 28,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$292,273	$182,736
Receivables (net of allowances: March 28, 2020 - $1,599 and December 28, 2019 - $1,813)	42,725	30,519
Inventories	34,131	27,204
Prepaid income taxes	26,573	8,395
Prepaid marketing and advertising	8,153	15,954
Prepaid expenses and other current assets	28,787	30,582
TOTAL CURRENT ASSETS	432,642	295,390
Property and equipment, net	63,186	54,066
Operating lease assets	149,757	151,983
Franchise rights acquired	748,053	753,445
Goodwill	150,457	157,916
Other intangible assets, net	59,498	59,031
Deferred income taxes	13,977	14,319
Other noncurrent assets	16,102	12,164
TOTAL ASSETS	$1,633,672	$1,498,314
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$244,250	$96,250
Portion of operating lease liabilities due within one year	33,843	33,236
Accounts payable	45,849	29,064
Salaries and wages payable	45,043	66,656
Accrued marketing and advertising	18,212	14,815
Accrued interest	30,308	24,637
Other accrued liabilities	46,850	43,558
Derivative payable	34,903	21,597
Income taxes payable	1,610	3,644
Deferred revenue	59,415	60,613
TOTAL CURRENT LIABILITIES	560,283	394,070
Long-term debt, net	1,462,140	1,479,920
Long-term operating lease liabilities	125,535	128,464
Deferred income taxes	184,605	175,235
Other	1,952	2,446
TOTAL LIABILITIES	2,334,515	2,180,135
Redeemable noncontrolling interest	3,630	3,722
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 120,352 shares issued at March 28, 2020 and December 28, 2019	0	0
Treasury stock, at cost, 52,899 shares at March 28, 2020 and 52,933 shares at December 28, 2019	(3,156,907)	(3,158,274)
Retained earnings	2,496,660	2,500,083
Accumulated other comprehensive loss	(44,226)	(27,352)
TOTAL DEFICIT	(704,473)	(685,543)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,633,672	$1,498,314

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 28,	March 30,
	2020	2019
Service revenues, net	$324,657	$306,726
Product sales and other, net	75,704	56,438
Revenues, net	400,361	363,164
Cost of services	135,566	128,957
Cost of product sales and other	53,804	33,259
Cost of revenues	189,370	162,216
Gross profit	210,991	200,948
Marketing expenses	117,933	114,249
Selling, general and administrative expenses	64,526	64,802
Goodwill impairment	3,665	0
Operating income	24,867	21,897
Interest expense	31,551	35,195
Other expense, net	24	303
Loss before income taxes	(6,708)	(13,601)
Benefit from income taxes	(651)	(2,875)
Net loss	(6,057)	(10,726)
Net (income) loss attributable to the noncontrolling interest	(6)	39
Net loss attributable to WW International, Inc.	$(6,063)	$(10,687)
Net loss per share attributable to WW International, Inc.
Basic	$(0.09)	$(0.16)
Diluted	$(0.09)	$(0.16)
Weighted average common shares outstanding
Basic	67,436	66,964
Diluted	67,436	66,964

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended
	March 28,	March 30,
	2020	2019
Net loss	$(6,057)	$(10,726)
Other comprehensive loss:
Foreign currency translation (loss) gain	(9,820)	1,714
Income tax benefit (expense) on foreign currency translation (loss) gain	2,499	(435)
Foreign currency translation (loss) gain, net of taxes	(7,321)	1,279
Loss on derivatives	(12,956)	(7,361)
Income tax benefit on loss on derivatives	3,305	1,867
Loss on derivatives, net of taxes	(9,651)	(5,494)
Total other comprehensive loss	(16,972)	(4,215)
Comprehensive loss	(23,029)	(14,941)
Net (income) loss attributable to the noncontrolling interest	(6)	39
Foreign currency translation loss, net of taxes attributable to the noncontrolling interest	98	6
Comprehensive loss attributable to the noncontrolling interest	92	45
Comprehensive loss attributable to WW International, Inc.	$(22,937)	$(14,896)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended March 28, 2020	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 28, 2019	$3,722	120,352	$0	52,933	$(3,158,274)	$(27,352)	$2,500,083	$(685,543)
Comprehensive loss	(92)					(16,874)	(6,063)	(22,937)
Issuance of treasury stock under stock plans				(34)	1,367		(1,325)	42
Compensation expense on share- based awards							3,965	3,965
Balance at March 28, 2020	$3,630	120,352	$0	52,899	$(3,156,907)	$(44,226)	$2,496,660	$(704,473)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended March 30, 2019	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 29, 2018	$3,913	120,352	$0	53,396	$(3,175,624)	$(15,757)	$2,382,438	$(808,943)
Comprehensive loss	(45)					(4,209)	(10,687)	(14,896)
Issuance of treasury stock under stock plans				(21)	753		(660)	93
Compensation expense on share- based awards							4,812	4,812
Balance at March 30, 2019	$3,868	120,352	$0	53,375	$(3,174,871)	$(19,966)	$2,375,903	$(818,934)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 28,	March 30,
	2020	2019
Operating activities:
Net loss	$(6,057)	$(10,726)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	12,211	11,405
Amortization of deferred financing costs and debt discount	2,184	2,208
Goodwill impairment	3,665	0
Share-based compensation expense	3,965	4,812
Deferred tax provision (benefit)	14,624	(433)
Allowance for doubtful accounts	(221)	(290)
Reserve for inventory obsolescence	2,664	2,243
Foreign currency exchange rate loss	916	173
Changes in cash due to:
Receivables	(12,275)	(3,316)
Inventories	(9,690)	(8,059)
Prepaid expenses	(9,287)	1,105
Accounts payable	15,400	2,171
Accrued liabilities	(6,799)	(326)
Deferred revenue	(487)	6,925
Other long term assets and liabilities, net	(384)	272
Income taxes	(2,013)	(940)
Cash provided by operating activities	8,416	7,224
Investing activities:
Capital expenditures	(13,533)	(4,059)
Capitalized software expenditures	(7,330)	(7,167)
Other items, net	(5,051)	3
Cash used for investing activities	(25,914)	(11,223)
Financing activities:
Net borrowings on revolver	148,000	0
Payments on long-term debt	(19,250)	(38,500)
Taxes paid related to net share settlement of equity awards	(600)	(381)
Proceeds from stock options exercised	120	127
Other items, net	(64)	(80)
Cash provided by (used for) financing activities	128,206	(38,834)
Effect of exchange rate changes on cash and cash equivalents	(1,171)	(783)
Net increase (decrease) in cash and cash equivalents	109,537	(43,616)
Cash and cash equivalents, beginning of period	182,736	236,974
Cash and cash equivalents, end of period	$292,273	$193,358

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. For example, the global outbreak of the coronavirus (COVID-19) has had and will continue to have a significant adverse impact on the Company’s business as well as on the business environment and the markets in which it operates. This global health crisis has also had a significant adverse effect on overall economic conditions and the Company expects consumer demand to continue to be negatively impacted due to changes in consumer behavior and confidence and health concerns. The situation remains dynamic and subject to rapid and possibly significant change, and accordingly the magnitude and duration of the negative impact to the Company’s business from the COVID-19 pandemic cannot be predicted with certainty. The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing its Quarterly Report on Form 10-Q quarterly financial statements. These assumptions and estimates may change, as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity. The consolidated financial statements include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2019 filed on February 25, 2020, which includes additional information about the Company, its results of operations, its financial position and its cash flows.
2.	Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued updated guidance simplifying the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 as well as by improving consistent application of GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

For a discussion of the Company’s significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2019. For a discussion of accounting standards adopted in the current year, see Note 3.
3.	Accounting Standards Adopted in Current Year

In August 2018, the FASB issued updated guidance addressing customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs are required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. On December 29, 2019, the Company adopted the updated guidance on a prospective basis to all software implementation costs incurred after the date of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

4.	Leases

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of March 28, 2020. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at adoption of the updated guidance, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s operating and finance leases are primarily for its studios, corporate offices, data centers and certain equipment, including automobiles.

At March 28, 2020 and December 28, 2019, the Company’s lease assets and lease liabilities were as follows:

	March 28, 2020	December 28, 2019
Assets:
Operating lease assets	$149,757	$151,983
Finance lease assets	190	259
Total leased assets	$149,947	$152,242

Liabilities:
Current
Operating	$33,843	$33,236
Finance	127	126
Noncurrent
Operating	$125,535	$128,464
Finance	63	96
Total lease liabilities	$159,568	$161,922

For the three months ended March 28, 2020 and March 30, 2019, the components of the Company’s lease expense were as follows:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Operating lease cost:
Fixed lease cost	$12,641	$13,372
Variable lease cost	11	0
Total operating lease cost	$12,652	$13,372
Finance lease cost:
Amortization of leased assets	64	80
Interest on lease liabilities	3	8
Total finance lease cost	$67	$88
Total lease cost	$12,719	$13,460

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At March 28, 2020 and December 28, 2019, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	March 28, 2020	December 28, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	6.94	7.06
Finance leases	2.29	2.43

Weighted Average Discount Rate
Operating leases	6.95	7.02
Finance leases	6.01	5.97

The Company’s leases have remaining lease terms of 0 to 12 years with a weighted average lease term of 6.93 years as of March 28, 2020.

At March 28, 2020, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2020	$32,544	$102	$32,646
2021	40,804	51	40,855
2022	29,553	22	29,575
2023	21,385	24	21,409
2024	16,007	5	16,012
Thereafter	66,061	0	66,061
Total lease payments	$206,354	$204	$206,558
Less imputed interest	46,976	14	46,990
Present value of lease liabilities	$159,378	$190	$159,568

Supplemental cash flow information related to leases for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,701	$12,742
Operating cash flows from finance leases	$3	$8
Financing cash flows from finance leases	$64	$80

Leased assets obtained in exchange for new operating lease liabilities	$8,488	$887
Leased assets obtained in exchange for new finance lease liabilities	$0	$0

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

5.	Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Digital Subscription Revenues	$174,545	$148,855
Studio + Digital Fees	150,112	157,871
Service Revenues, net	$324,657	$306,726
Product sales and other, net	75,704	56,438
Revenues, net	$400,361	$363,164

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended March 28, 2020
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$116,349	$46,638	$7,576	$3,982	$174,545
Studio + Digital Fees	112,843	21,519	11,129	4,621	150,112
Service Revenues, net	$229,192	$68,157	$18,705	$8,603	$324,657
Product sales and other, net	54,514	11,833	6,323	3,034	75,704
Revenues, net	$283,706	$79,990	$25,028	$11,637	$400,361

	Three Months Ended March 30, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$98,760	$40,183	$6,418	$3,494	$148,855
Studio + Digital Fees	117,599	23,949	11,263	5,060	157,871
Service Revenues, net	$216,359	$64,132	$17,681	$8,554	$306,726
Product sales and other, net	33,652	12,025	6,930	3,831	56,438
Revenues, net	$250,011	$76,157	$24,611	$12,385	$363,164

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 28, 2019	$60,613	$54
Net (decrease) increase during the period	(1,198)	4
Balance as of March 28, 2020	$59,415	$58

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Revenue recognized from amounts included in current deferred revenue as of December 28, 2019 was $50,669 for the three months ended March 28, 2020. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $58 and $54 at March 28, 2020 and December 28, 2019, respectively, for revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.
6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended March 28, 2020, the change in the carrying value of franchise rights acquired was primarily due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978 and the Company’s acquisitions of WW.com, Inc. (formerly known as WeightWatchers.com, Inc.) in 2005, the Company’s franchised territories and the majority interest in Vigilantes do Peso Marketing Ltda. For the three months ended March 28, 2020, the change in the carrying amount of goodwill was due to the impairment charge of the Company’s Brazil reporting unit and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 28, 2019	$143,940	$7,015	$1,213	$5,748	$157,916
Goodwill impairment	0	0	0	(3,665)	(3,665)
Effect of exchange rate changes	(2,642)	(201)	(59)	(892)	(3,794)
Balance as of March 28, 2020	$141,298	$6,814	$1,154	$1,191	$150,457

Brazil Goodwill Impairment

With respect to the Company’s Brazil reporting unit, during the first quarter of fiscal 2020, the Company made a strategic decision to shift to an exclusively Digital business in that country. The Company determined that making this decision together with the negative impact of COVID-19, the ongoing challenging economic environment in Brazil and the Company’s reduced expectations regarding the reporting unit’s future operating cash flows required the Company to perform an interim goodwill impairment analysis. In performing this discounted cash flow analysis, the Company determined that the carrying amount of this reporting unit exceeded its fair value and as a result recorded an impairment charge of $3,665, which comprises the remaining balance of goodwill for this reporting unit.

As it relates to the goodwill impairment analysis for Brazil, the Company estimated future debt-free cash flows in contemplation of its growth strategies for that market. In developing these projections, the Company considered the growth strategies under the current market conditions in Brazil. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon, all as reflected in the discount rate. The cost of debt was determined by estimating the Company’s current borrowing rate.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of March 28, 2020 and December 28, 2019 were as follows:

	March 28, 2020		December 28, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$121,145	$98,632	$119,537	$97,588
Website development costs	82,084	54,966	77,823	50,748
Trademarks	11,914	11,285	11,869	11,228
Other	14,000	4,762	14,003	4,637
Trademarks and other intangible assets	$229,143	$169,645	$223,232	$164,201
Franchise rights acquired	7,942	4,433	8,180	4,618
Total finite-lived intangible assets	$237,085	$174,078	$231,412	$168,819

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,165 and $7,556 for the three months ended March 28, 2020 and March 30, 2019, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2020	$20,432
Fiscal 2021	$20,233
Fiscal 2022	$10,169
Fiscal 2023	$1,992
Fiscal 2024 and thereafter	$10,181

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	March 28, 2020				December 28, 2019
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due November 29, 2022	$148,000	$0	$0	3.18%	$0	$0	$0	0.00%
Term Loan Facility due November 29, 2024	1,286,000	6,092	20,533	7.32%	1,305,250	6,418	21,634	7.93%
Notes due December 1, 2025	300,000	985	0	8.62%	300,000	1,028	0	8.72%
Total	$1,734,000	$7,077	$20,533	7.54%	$1,605,250	$7,446	$21,634	8.07%
Less: Current portion	244,250				96,250
Unamortized deferred financing costs	7,077				7,446
Unamortized debt discount	20,533				21,634
Total long-term debt	$1,462,140				$1,479,920
(1)	Includes amortization of deferred financing costs and debt discount.

On November 29, 2017, the Company refinanced its then-existing credit facilities (hereinafter referred to as “the November 2017 debt refinancing”) consisting of $1,930,386 of borrowings under a term loan facility and an undrawn $50,000 revolving credit facility with $1,565,000 of borrowings under its new credit facilities, consisting of a $1,540,000 term loan facility and a $150,000 revolving credit facility (of which $25,000 was drawn upon at the time of the November 2017 debt refinancing and repaid on January 29, 2018) (collectively, the “Credit Facilities”), and $300,000 in aggregate principal amount of 8.625% Senior Notes due 2025 (the “Notes”). During the fourth quarter of fiscal 2017, the Company incurred fees of $53,832 (which included $30,800 of a debt discount) in connection with the November 2017 debt refinancing. In addition, the Company recorded a loss on early extinguishment of debt of $10,524 in connection thereto. This early extinguishment of debt write-off was comprised of $5,716 of deferred financing fees paid in connection with the November 2017 debt refinancing and $4,808 of pre-existing deferred financing fees.

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

On March 23, 2020, as a precautionary measure in light of the COVID-19 outbreak, the Company drew down $148,000 on the Revolving Credit Facility in order to enhance its cash position and to provide additional financial flexibility. The revolver borrowing has been classified as a short-term liability in connection with the Company’s monthly interest elections.

As of March 28, 2020, the Company had $1,434,000 of debt outstanding under its Credit Facilities, with $846 of availability and $1,154 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. The outstanding balance under the Revolving Credit Facility is included in the current portion of long-term debt on the Company’s consolidated balance sheet as of March 28, 2020.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 28, 2020, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, the Company pays a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Net Debt Leverage Ratio. Based on the Company’s Consolidated First Lien Net Debt Leverage Ratio as of March 28, 2020, the commitment fee was 0.35% per annum. The Company’s Consolidated First Lien Net Debt Leverage Ratio as of March 28, 2020 was 3.04:1.00.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the Company has more than $50,000 of outstanding extensions of credit under the Revolving Credit Facility as of any fiscal quarter end, it must be in compliance with a springing Consolidated First Lien Net Debt Leverage Ratio maintenance covenant of 3.75:1.00. If at any time the Company expects that it will not be in compliance with such maintenance covenant as of the next upcoming fiscal quarter end, the Company expects it will reduce its extensions of credit under the Revolving Credit Facility to $50,000 or less prior to the last day of such fiscal quarter so that it is not required to comply with such springing maintenance covenant. In any such event, the Company would be able to reborrow the full amount under the Revolving Credit Facility subsequent to such fiscal quarter end given the maintenance covenant is only tested as of the last day of each fiscal quarter.

As of March 28, 2020, the Company was in compliance with all applicable financial covenants in the Credit Agreement governing the Credit Facilities.

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

Outstanding Debt

At March 28, 2020, the Company had $1,734,000 outstanding under the Credit Facilities and the Notes, consisting of borrowings under the Term Loan Facility of $1,286,000, borrowings under the Revolving Credit Facility of $148,000 and $300,000 in aggregate principal amount of Notes issued and outstanding.

At March 28, 2020 and December 28, 2019, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 12 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swap then in effect, was approximately 7.19% and 8.08% per annum at March 28, 2020 and December 28, 2019, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swap then in effect, was approximately 7.09% and 7.59% per annum at March 28, 2020 and December 28, 2019, respectively, based on interest rates on these dates.

8.Per Share Data

Basic net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted loss per share data:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Numerator:
Net loss attributable to WW International, Inc.	$(6,063)	$(10,687)
Denominator:
Weighted average shares of common stock outstanding	67,436	66,964
Effect of dilutive common stock equivalents	0	0
Weighted average diluted common shares outstanding	67,436	66,964
Net loss per share attributable to WW International, Inc.
Basic	$(0.09)	$(0.16)
Diluted	$(0.09)	$(0.16)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 4,042 and 4,223 for the three months ended March 28, 2020 and March 30, 2019, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

9.	Stock Plans

On May 6, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”). On May 6, 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan (as amended and restated, the “2014 Plan”), which replaced the 2008 Plan for all equity-based awards granted on or after May 6, 2014. The 2014 Plan is designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and to align compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s long-term equity incentive compensation program has historically included time-vesting non-qualified stock option and/or restricted stock unit (including performance-based stock unit with both time- and performance-vesting criteria (“PSUs”)) awards. From time to time, the Company has granted fully-vested shares of its common stock to individuals in connection with special circumstances. The Company’s Board of Directors or a committee thereof administers the 2014 Plan.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

10.Income Taxes

The effective tax rates for the three months ended March 28, 2020 and March 30, 2019 were 9.7% and 21.1%, respectively. For the three months ended March 28, 2020, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to an impairment of its Brazil reporting unit which has a full valuation allowance, a $1,305 tax expense related to global intangible low-taxed income (“GILTI”) and $1,036 of state income tax expense. The effective tax rate for the three months ended March 28, 2020 was partially offset by a $1,243 tax benefit from income earned in foreign jurisdictions. For the three months ended March 30, 2019, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to $1,462 of higher state income tax expense versus the prior year period and a $856 tax expense related to GILTI. The effective tax rate for the three months ended March 30, 2019 was partially offset by a $648 tax benefit related to foreign-derived intangible income.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to modifications to the net interest deduction limitations, refundable payroll tax credits, and deferment of the employer portion of certain payroll taxes. The Company does not expect these changes to have a significant impact on its effective tax rate.
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

As of March 28, 2020 and December 28, 2019, the Company had in effect an interest rate swap with a notional amount totaling $1,000,000.

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

As of March 28, 2020 and December 28, 2019, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $25,180 ($33,812 before taxes) and $15,529 ($20,856 before taxes), respectively. As of March 28, 2020, the fair value of the Company’s then-effective swap was a liability of $1,138, which is included in derivative payable in the consolidated balance sheet. As of March 28, 2020, the fair value of the Company’s future swaps was a liability of $33,765, which is included in derivative payable in the consolidated balance sheet. As of December 28, 2019, the fair value of the Company’s then-effective swap was a liability of $1,881, which is included in derivative payable in the consolidated balance sheet. As of December 28, 2019, the fair value of the Company’s future swaps was a liability of $19,716, which is included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next five years. The Company expects approximately $10,513 ($14,093 before taxes) of derivative losses included in accumulated other comprehensive loss at March 28, 2020, based on current market rates, will be reclassified into earnings within the next 12 months.
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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of March 28, 2020 and December 28, 2019. The fair value of the Company’s borrowings under the Revolving Credit Facility approximated a carrying value of $148,000 and $0 at March 28, 2020 and December 28, 2019, respectively, due to the nature of the debt (Level 2 input).

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of March 28, 2020 and December 28, 2019, the fair value of the Company’s long-term debt was approximately $1,427,786 and $1,597,852, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,558,390 and $1,576,170, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 12 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at March 28, 2020	$34,903	$0	$34,903	$0
Interest rate swap liability at December 28, 2019	$21,597	$0	$21,597	$0

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the three months ended March 28, 2020 and the fiscal year ended December 28, 2019.
14.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Three Months Ended March 28, 2020
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)
Other comprehensive loss before reclassifications, net of tax	(10,471)	(7,321)	(17,792)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	820	0	820
Net current period other comprehensive loss including noncontrolling interest	(9,651)	(7,321)	(16,972)
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	0	98	98
Ending balance at March 28, 2020	$(25,180)	$(19,046)	$(44,226)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Three Months Ended March 30, 2019
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)
Other comprehensive (loss) income before reclassifications, net of tax	(4,552)	1,279	(3,273)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	(942)	0	(942)
Net current period other comprehensive (loss) income including noncontrolling interest	(5,494)	1,279	(4,215)
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	0	6	6
Ending balance at March 30, 2019	$(6,669)	$(13,297)	$(19,966)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended
	March 28,	March 30,
	2020	2019
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(1,099)	$1,262	Interest expense
	(1,099)	1,262	Loss before income taxes
	279	(320)	Benefit from income taxes
	$(820)	$942	Net loss

(a)	Amounts in parentheses indicate debits to profit/loss
15.	Segment Data

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

Information about the Company’s reportable segments is as follows:

	Total Revenue, net
	Three Months Ended
	March 28, 2020	March 30, 2019
North America	$283,706	$250,011
Continental Europe	79,990	76,157
United Kingdom	25,028	24,611
Other	11,637	12,385
Total revenue, net	$400,361	$363,164

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Loss
	Three Months Ended
	March 28, 2020	March 30, 2019
Segment operating income:
North America	$45,253	$41,113
Continental Europe	13,572	10,076
United Kingdom	(837)	(751)
Other	(2,776)	(331)
Total segment operating income	55,212	50,107
General corporate expenses	30,345	28,210
Interest expense	31,551	35,195
Other expense, net	24	303
Benefit from income taxes	(651)	(2,875)
Net loss	$(6,057)	$(10,726)
Net (income) loss attributable to the noncontrolling interest	(6)	39
Net loss attributable to WW International, Inc.	$(6,063)	$(10,687)

	Depreciation and Amortization
	Three Months Ended
	March 28, 2020	March 30, 2019
North America	$10,527	$9,303
Continental Europe	388	381
United Kingdom	262	285
Other	97	112
Total segment depreciation and amortization	11,274	10,081
General corporate depreciation and amortization	3,121	3,532
Depreciation and amortization	$14,395	$13,613

16.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $938 and $1,283 for the three months ended March 28, 2020 and March 30, 2019, respectively, which services included advertising, production and related fees.

Also, entities related to Ms. Winfrey were reimbursed for actual costs incurred in connection with the WW Presents: Oprah’s 2020 Vision tour totaling $1,509 for the three months ended March 28, 2020.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company’s accounts payable to parties related to Ms. Winfrey at March 28, 2020 and December 28, 2019 was $2,188 and $72, respectively.
17.	Restructuring

As previously disclosed, in the first quarter of fiscal 2019, the Company undertook an organizational realignment which resulted in the elimination of certain positions and termination of employment for certain employees worldwide. The Company recorded expenses in connection with employee termination benefit costs of $6,331 ($4,727 after tax) during the three months ended March 30, 2019. These expenses impacted cost of revenues by $1,425 and selling, general and administrative expense by $4,906. The Company did not record additional expenses in connection with this organizational realignment. All expenses were recorded to general corporate expenses and therefore there was no impact to the segments.

For the three months ended March 28, 2020, the Company made payments of $858 towards the liability for these expenses and increased provision estimates by $29. For the fiscal year ended December 28, 2019, the Company made payments of $5,077 towards the liability for these expenses and lowered provision estimates by $83. The Company expects the remaining liability of $342 to be paid in full in fiscal 2020.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects and the impact of the COVID-19 virus under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “aim” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	the impact of the global outbreak of the COVID-19 virus on our business and on the business environment and markets in which we operate;
•	competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods;
•

our ability to continue to develop new, innovative services and products and enhance our existing services and products or the failure of our services, products or brands to continue to appeal to the market, or our ability to successfully expand into new channels of distribution or respond to consumer trends;

•	the ability to successfully implement new strategic initiatives, including our strategic digital transformation;
•	the effectiveness of our advertising and marketing programs, including the strength of our social media presence;
•	the impact on our reputation of actions taken by our franchisees, licensees, suppliers and other partners;
•	the impact of our substantial amount of debt, debt service obligations and debt covenants, and our exposure to variable rate indebtedness;
•	the ability to generate sufficient cash to service our debt and satisfy our other liquidity requirements;
•	uncertainties regarding the satisfactory operation of our technology or systems;
•	the impact of data security breaches or privacy concerns, including the costs of compliance with evolving privacy laws and regulations;
•	the recognition of asset impairment charges;
•	the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;
•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;
•	the expiration or early termination by us of leases;
•	risks and uncertainties associated with our international operations, including regulatory, economic, political, social, intellectual property, and foreign currency risks;
•	uncertainties related to a downturn in general economic conditions or consumer confidence;
•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;
•	the seasonal nature of our business;
•	the impact of events that discourage or impede people from gathering with others or accessing resources;
•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;
•	the outcomes of litigation or regulatory actions;
•	the impact of existing and future laws and regulations;
•	our failure to maintain effective internal control over financial reporting;
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

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the heading “Risk Factors”, could cause our results to differ materially from those expressed or suggested in any forward-looking statement. Except as required by law, we do not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events or otherwise.

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

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Weight Watchers® and myWWTM.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2019 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Operating income and operating income margin are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, for the first quarter of fiscal 2020 to exclude the impairment charge for our goodwill recorded at March 28, 2020 related to our Brazil reporting unit. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the goodwill impairment charge. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation and goodwill impairment (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2019. Our critical accounting policies have not changed since the end of fiscal 2019. A discussion of our impairment charge recognized during the first quarter of fiscal 2020 for goodwill related to our Brazil reporting unit is included in the accompanying consolidated financial statements in this Quarterly Report on Form 10-Q.

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

•

Revenues—Our “Service Revenues” consist of “Digital Subscription Revenues” and “Studio + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including our Personal Coaching + Digital product. “Studio + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products in workshops, via ecommerce and through several trusted retail partners, revenues from licensing, magazine subscriptions, publishing and third-party advertising in publications and on our websites and sales from the By Mail product, other revenues (including revenues from the WW Presents: Oprah’s 2020 Vision tour), and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and royalties.

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

COVID-19 PANDEMIC

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic. It continues to spread globally and to impact our business operations and the markets in which we operate. While the recent outbreak of COVID-19 did not have a significant effect on our reported results for the first quarter of fiscal 2020, the pandemic caused a significant decline in recruitments beginning in the middle of March 2020 as compared to the prior year period. This decline in recruitment trends has continued through April 2020, and has negatively impacted the number of End of Period Subscribers. This negative trend has significantly impacted both our Digital and our Studio + Digital businesses, with the greater impact on our Studio + Digital recruitment. While we have recently seen some recovery in Digital recruitment trends, these negative trends in recruitment may continue in the second quarter of fiscal 2020 and may potentially do so in subsequent periods. The extent to which our operations and business trends will be impacted by, and any unforeseen costs will result from, the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, new information that may emerge concerning the severity of the outbreak and health implications, actions by government authorities to contain the outbreak or treat its impact, and changes in consumer behavior resulting from the outbreak and such government actions. We continue to actively monitor the impact of COVID-19 and related developments and expect it will more significantly impact our reported results for the second quarter of fiscal 2020 and may potentially do so in subsequent periods.

In response to the public health crisis posed by COVID-19, we suspended our in-person workshops and moved quickly to transition these workshops to an entirely virtual experience. We continue to serve our members virtually, both via our Digital business and through virtual workshops now available to our Studio + Digital subscribers. Nevertheless, our business operations and recruitment trends with respect to our Studio + Digital business remain substantially affected by our suspension of our in-person workshops. We expect that applicable regulatory restrictions, including stay-at-home requirements and restrictions on in-person group gatherings, may delay our ability to re-open our studio locations and may impose restrictions on how we conduct our in-person workshops once they resume, including as a result of social distancing requirements. We expect that our ability to re-open studio locations and applicable regulatory restrictions on our workshops will vary by jurisdiction. Additionally, when we re-open studio locations, we may incur additional operating costs on a studio-by-studio basis.

We are accelerating our strategic digital transformation. This acceleration began with the launch of virtual workshops in March 2020 discussed above, and we expect to continue to evolve our virtual experience and offerings for our members. For example, we continue to work towards the launch of a new digitally-enabled, community-focused and coach-led offering later this year, which will reflect learnings from our current virtual workshops and ongoing test pilots. We are reallocating certain resources and will incur additional costs to support this acceleration.

In addition to addressing the immediate impact of the pandemic, we are actively planning how to best meet our members’ and consumers’ needs as restrictions are lifted. As part of this planning, and in response to the evolving regulatory and consumer landscape, we are evaluating, and will continue to evaluate, our studio locations, both branded and third-party. The decision to re-open a studio location, if at all, or consolidate studio locations, will be influenced by a number of factors, including applicable regulatory restrictions, consumer confidence and preferences, changes in consumer behavior and the health and safety of our employees and members. We will continue to evaluate our studio locations in response to the evolving regulatory restrictions and consumer behavior. We currently expect that the number of our future studio locations may be lower than that prior to the pandemic. As a result, we anticipate one-time costs associated with restructuring and real estate realignment.

Due to the negative impact of COVID-19, and the uncertainty of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, we are implementing a $100.0 million cost-savings initiative with respect to our cost structure. We are undertaking this initiative to proactively manage our liquidity so we can maintain flexibility to respond to evolving business and consumer conditions arising from the pandemic, as well as continue to fund investments in innovating our program and long-term debt obligations. As part of this cost-savings initiative, management intends to ensure it can access the liquidity available under our long-term debt, including our Revolving Credit Facility (as defined below). On March 23, 2020, as a precautionary measure in light of the COVID-19 outbreak, we drew down $148.0 million on our Revolving Credit Facility in order to enhance our cash position and to provide additional financial flexibility. We expect to continue to assess the evolving impact of the COVID-19 pandemic, and intend to refine our cost-savings initiative and resource allocation accordingly. For additional information on our cash flows and long-term debt, see “—Liquidity and Capital Resources.”

While we expect the effects of the pandemic and the related responses to negatively impact our results of operations, cash flows and financial position, the uncertainty over the duration and severity of the economic and operational impacts of COVID-19 means we cannot reasonably estimate the related financial impact at this time. For more information, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q. We continue to believe that our powerful communities and our ability to inspire people to adopt healthy habits will be invaluable to people across the globe as they acclimate to new social and economic environments, and that they uniquely position us in the markets in which we operate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 30, 2019

The table below sets forth selected financial information for the first quarter of fiscal 2020 from our consolidated statements of net income for the three months ended March 28, 2020 versus selected financial information for the first quarter of fiscal 2019 from our consolidated statements of net income for the three months ended March 30, 2019.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended					% Change
	March 28, 2020	March 30, 2019	Increase/ (Decrease)	% Change		Constant Currency
Revenues, net	$400.4	$363.2	$37.2	10.2%		11.3%
Cost of revenues	189.4	162.2	27.2	16.7%		17.7%

Gross profit	211.0	200.9	10.0	5.0%		6.1%
Gross Margin %	52.7%	55.3%

Marketing expenses	117.9	114.2	3.7	3.2%		4.1%
Selling, general & administrative expenses	64.5	64.8	(0.3)	(0.4%)		0.3%
Goodwill impairment	3.7	—	3.7	100.0%		100.0%
Operating income	24.9	21.9	3.0	13.6%		12.6%
Operating Income Margin %	6.2%	6.0%

Interest expense	31.6	35.2	(3.6)	(10.4%)		(10.4%)
Other expense, net	0.0	0.3	(0.3)	(92.3%)		(92.3%)
Loss before income taxes	(6.7)	(13.6)	6.9	50.7%		49.2%

Benefit from income taxes	(0.7)	(2.9)	2.2	(77.4%)		(84.6%)
Net loss	(6.1)	(10.7)	4.7	43.5%		39.7%
Net (income) loss attributable to the noncontrolling interest	(0.0)	0.0	(0.0)	100.0%	*	100.0% *

Net loss attributable to WW International, Inc.	$(6.1)	$(10.7)	$4.6	43.3%		39.4%

Weighted average diluted shares outstanding	67.4	67.0	0.5	0.7%		0.7%
Diluted loss per share	$(0.09)	$(0.16)	$0.07	43.7%		39.8%

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the first quarter of fiscal 2020 are adjusted to exclude the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended March 28, 2020 which have been adjusted.

		Operating
	Operating	Income
(in millions except percentages)	Income	Margin
First Quarter of Fiscal 2020	$24.9	6.2%
Adjustments to Reported Amounts (1)
Goodwill impairment	3.7
Total Adjustments (1)	3.7
First Quarter of Fiscal 2020, as adjusted (1)	$28.5	7.1%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first quarter of fiscal 2020 to exclude the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first quarter of fiscal 2020 were $400.4 million, an increase of $37.2 million, or 10.2%, versus the first quarter of fiscal 2019. Excluding the impact of foreign currency, which negatively impacted our revenues for the first quarter of fiscal 2020 by $3.7 million, revenues in the first quarter of fiscal 2020 would have increased 11.3% versus the prior year period. This increase was driven primarily by revenue growth in North America, including revenue received in connection with the WW Presents: Oprah’s 2020 Vision tour. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first quarter of fiscal 2020 increased $27.2 million, or 16.7%, versus the prior year period. Gross profit increased $10.0 million, or 5.0%, in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 primarily due to the increase in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for the first quarter of fiscal 2020 by $2.2 million, gross profit in the first quarter of fiscal 2020 would have increased 6.1% versus the prior year period. Gross margin in the first quarter of fiscal 2020 decreased 2.6% to 52.7% versus 55.3% in the first quarter of fiscal 2019. Gross margin decline was driven primarily by the net profit from the WW Presents: Oprah’s 2020 Vision tour as a percentage of revenue and higher compensation expenses from studios, partially offset by a mix shift to our higher margin Digital business.

Marketing

Marketing expenses for the first quarter of fiscal 2020 increased $3.7 million, or 3.2%, versus the first quarter of fiscal 2019. Excluding the impact of foreign currency, which decreased marketing expenses for the first quarter of fiscal 2020 by $0.9 million, marketing expenses in the first quarter of fiscal 2020 would have increased 4.1% versus the first quarter of fiscal 2019. This increase in marketing expense was largely due to increased TV media costs in the United States and digital media costs globally. Marketing expenses as a percentage of revenue for the first quarter of fiscal 2020 decreased to 29.5% from 31.5% for the first quarter of fiscal 2019.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of fiscal 2020 decreased $0.3 million, or 0.4%, versus the first quarter of fiscal 2019. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first quarter of fiscal 2020 by $0.5 million, selling, general and administrative expenses in the first quarter of fiscal 2020 would have increased 0.3% versus the prior year period. The increase in selling, general and administrative expenses in the first quarter of fiscal 2020 was driven primarily by higher salary and related costs in the quarter. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2020 decreased to 16.1% from 17.8% for the first quarter of fiscal 2019.

Impairment

In performing our interim impairment analysis for our Brazil reporting unit, we determined that, based on the fair values calculated, the carrying amount of goodwill related to our Brazil reporting unit exceeded our fair value and recorded an impairment charge of $3.7 million for the first quarter of fiscal 2020.

Operating Income

Operating income in the first quarter of fiscal 2020 increased $3.0 million, or 13.6%, versus the prior year period. Excluding the impact of the $3.7 million goodwill impairment charge related to our Brazil reporting unit and the impact of foreign currency, which positively impacted operating income for the first quarter of fiscal 2020 by $0.2 million, operating income in the first quarter of fiscal 2020 would have increased 33.8% versus the prior year period. This increase in operating income was driven primarily by higher operating income in North America and Continental Europe as compared to the prior year period. Operating income margin in the first quarter of fiscal 2020 increased 0.2% to 6.2% versus 6.0% in the first quarter of fiscal 2019. This increase in operating income margin was driven primarily by a decrease in marketing expenses and selling, general and administrative expenses, each as a percentage of revenue.

Interest Expense

Interest expense in the first quarter of fiscal 2020 decreased $3.6 million, or 10.4%, versus the first quarter of fiscal 2019. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2020 and the first quarter of fiscal 2019 and excluding the impact of our interest rate swap in effect, decreased to 7.54% per annum at the end of the first quarter of fiscal 2020 from 8.22% per annum at the end of the first quarter of fiscal 2019. Including the impact of our interest rate swap in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2020 and the first quarter of fiscal 2019, decreased to 7.82% per annum at the end of the first quarter of fiscal 2020 from 7.93% per annum at the end of the first quarter of fiscal 2019.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.3 million in the first quarter of fiscal 2020 to $0.0 million of expense as compared to $0.3 million of expense in the prior year period.

Tax

Our effective tax rate for the first quarter of fiscal 2020 was 9.7% as compared to 21.1% for the first quarter of fiscal 2019. The effective tax rate in the first quarter of fiscal 2020 was impacted by an impairment of our Brazil reporting unit which has a full valuation allowance, a $1.3 million tax expense related to global intangible low-taxed income, or GILTI, and $1.0 million of state income tax expense. The effective tax rate in the first quarter of fiscal 2020 was partially offset by a $1.2 million tax benefit from income earned in foreign jurisdictions. The effective tax rate in the first quarter of fiscal 2019 was impacted by $1.5 million of higher state income tax expense versus the prior year period and a $0.9 million tax expense related to GILTI. The effective tax rate for the first quarter of fiscal 2019 was partially offset by a $0.6 million tax benefit related to foreign-derived intangible income.

Net Loss Attributable to the Company and Loss Per Share

Net loss attributable to the Company in the first quarter of fiscal 2020 reflected a $4.6 million, or 43.3%, decrease from the first quarter of fiscal 2019. Excluding the impact of foreign currency, which positively impacted net loss attributable to the Company in the first quarter of fiscal 2020 by $0.4 million, net loss attributable to the Company in the first quarter of fiscal 2020 would have decreased 39.4% from the first quarter of fiscal 2019.

Diluted net loss per share in the first quarter of fiscal 2020 was a loss of $0.09 compared to a loss of $0.16 per share in the first quarter of fiscal 2019. Diluted net loss per share for the first quarter of fiscal 2020 included a $0.05 impairment charge for goodwill related to our Brazil reporting unit. Diluted net loss per share for the first quarter of fiscal 2019 included a $0.07 expense in connection with our organizational realignment in the quarter.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first quarter of fiscal 2020 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q1 2020
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$229.2	$54.5	$283.7	$229.3	$54.5	$283.8	42.4	2,722.1	3,251.2
CE	68.2	11.8	80.0	70.1	12.2	82.3	16.0	1,059.9	1,262.9
UK	18.7	6.3	25.0	19.0	6.4	25.4	5.5	361.4	404.1
Other (1)	8.6	3.0	11.6	9.4	3.1	12.5	1.5	101.8	116.1
Total	$324.7	$75.7	$400.4	$327.8	$76.2	$404.0	65.4	4,245.3	5,034.2

	% Change Q1 2020 vs. Q1 2019
North America	5.9%	62.0%	13.5%	6.0%	62.0%	13.5%	12.0%	6.4%	10.2%
CE	6.3%	(1.6%)	5.0%	9.3%	1.3%	8.1%	11.9%	12.7%	9.1%
UK	5.8%	(8.8%)	1.7%	7.6%	(7.7%)	3.3%	6.7%	8.3%	3.1%
Other (1)	0.6%	(20.8%)	(6.0%)	9.6%	(18.5%)	0.9%	7.8%	1.8%	5.9%
Total	5.8%	34.1%	10.2%	6.9%	35.0%	11.3%	11.4%	8.0%	9.2%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q1 2020
	Digital Subscription Revenues		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$116.3	$116.4	29.4	1,870.5	2,311.3	$112.8	$112.9	13.0	851.6	940.0
CE	46.6	48.0	13.0	863.4	1,032.1	21.5	22.1	3.0	196.6	230.7
UK	7.6	7.7	2.9	189.7	220.8	11.1	11.3	2.6	171.8	183.2
Other (1)	4.0	4.3	0.9	61.4	72.2	4.6	5.0	0.6	40.4	43.9
Total	$174.5	$176.5	46.2	2,984.9	3,636.4	$150.1	$151.4	19.2	1,260.4	1,397.8

	% Change Q1 2020 vs. Q1 2019
North America	17.8%	17.9%	19.6%	13.5%	17.4%	(4.0%)	(4.0%)	(2.1%)	(6.4%)	(4.3%)
CE	16.1%	19.5%	16.2%	18.2%	12.9%	(10.1%)	(7.6%)	(3.5%)	(6.4%)	(5.3%)
UK	18.0%	20.2%	18.3%	18.5%	14.5%	(1.2%)	0.5%	(3.7%)	(1.0%)	(7.9%)
Other (1)	14.0%	24.1%	19.1%	11.0%	17.5%	(8.7%)	(0.4%)	(6.4%)	(9.5%)	(8.8%)
Total	17.3%	18.5%	18.5%	15.1%	15.9%	(4.9%)	(4.1%)	(2.7%)	(5.8%)	(5.1%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the first quarter of fiscal 2020 versus the prior year period was driven by both an increase in product sales and other and an increase in Service Revenues. The increase in Service Revenues in the first quarter of fiscal 2020 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Digital Subscribers at the beginning of the first quarter of fiscal 2020 versus the beginning of the first quarter of fiscal 2019 and higher Digital recruitments in the first quarter of fiscal 2020 versus the prior year period. Higher Digital recruitments in the first quarter of fiscal 2020 were driven by the successful launch of the new myWW program.

The increase in North America product sales and other in the first quarter of fiscal 2020 versus the prior year period was driven primarily by revenue received in connection with the WW Presents: Oprah’s 2020 Vision tour.

Continental Europe Performance

The increase in Continental Europe revenues in the first quarter of fiscal 2020 versus the prior year period was driven by an increase in Service Revenues. The increase in Service Revenues in the first quarter of fiscal 2020 versus the prior year period was driven by an increase in Digital Subscription Revenues. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Digital Subscribers at the beginning of the first quarter of fiscal 2020 versus the beginning of the first quarter of fiscal 2019 and higher Digital recruitments in the first quarter of fiscal 2020 versus the prior year period. Higher Digital recruitments in the first quarter of fiscal 2020 were driven by the successful launch of the new myWW program.

The decrease in Continental Europe product sales and other in the first quarter of fiscal 2020 versus the prior year period was driven by the impact of foreign currency. Excluding the impact of foreign currency, product sales and other in the first quarter of fiscal 2020 would have increased above the prior year period driven by publishing.

United Kingdom Performance

The increase in UK revenues in the first quarter of fiscal 2020 versus the prior year period was driven by an increase in Service Revenues, partially offset by a decrease in product sales and other. The increase in Service Revenues in the first quarter of fiscal 2020 versus the prior year period was driven by an increase in Digital Subscription Revenues. The increase in UK Total Paid Weeks was driven primarily by the higher number of Incoming Digital Subscribers at the beginning of the first quarter of fiscal 2020 versus the beginning of the first quarter of fiscal 2019 and higher Digital recruitments in the first quarter of fiscal 2020 as compared to the prior year period. Higher Digital recruitments in the first quarter of fiscal 2020 were driven by the successful launch of the new myWW program.

The decrease in UK product sales and other in the first quarter of fiscal 2020 versus the prior year period was driven primarily by a decrease in product sales.

Other Performance

The decrease in Other revenues in the first quarter of fiscal 2020 versus the prior year period was driven primarily by a decrease in product sales and other. The slight increase in Service Revenues in the first quarter of fiscal 2020 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees.

The decrease in Other product sales and other in the first quarter of fiscal 2020 versus the prior year period was driven by a decrease in product sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. On March 23, 2020, as a precautionary measure in light of the COVID-19 outbreak, we drew down $148.0 million on our Revolving Credit Facility in order to enhance our cash position and to provide additional financial flexibility. We currently believe that cash generated by operations, our cash on hand of approximately $144.3 million (exclusive of the $148.0 million of borrowings under our Revolving Credit Facility) at March 28, 2020 and our cost-savings initiative described below, which is in our control, will provide us with sufficient liquidity to meet our obligations for the next twelve months. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

Due to the negative impact of COVID-19, and the uncertainty of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, we are implementing a $100.0 million cost-savings initiative with respect to our cost structure. We are undertaking this initiative to proactively manage our liquidity so we can maintain flexibility to respond to evolving business and consumer conditions arising from the pandemic, as well as continue to fund investments in innovating our program and long-term debt obligations. In connection with this initiative, we are instituting a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity and the availability of our Revolving Credit Facility.  While we have targeted $100.0 million of potential cost-savings measures, we may not be able to recognize all identified potential savings. Even if we are able to recognize the identified savings, the magnitude of our cost-savings initiative may be insufficient to address the evolving and uncertain economic impact of COVID-19 and resulting liquidity needs. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our Revolving Credit Facility, may be adversely affected.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	March 28,	December 28,	Increase/
	2020	2019	(Decrease)
	(in millions)
Total current assets	$432.6	$295.4	$137.3
Total current liabilities	560.3	394.1	166.2
Working capital deficit	(127.6)	(98.7)	29.0
Cash and cash equivalents	292.3	182.7	109.5
Current portion of long-term debt	244.3	96.3	148.0
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(175.7)	$(185.2)	$(9.5)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $9.5 million decrease in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	March 28,	December 28,	Increase/	Impact to Working
	2020	2019	(Decrease)	Capital Deficit
	(in millions)
Derivative payable	$34.9	$21.6	$13.3	$13.3
Accrued interest	$30.3	$24.6	$5.7	$5.7
Portion of operating lease liabilities due within one year	$33.8	$33.2	$0.6	$0.6
Deferred revenue	$59.4	$60.6	$(1.2)	$(1.2)
Income taxes payable	$1.6	$3.6	$(2.0)	$(2.0)
Operational liabilities and other, net of assets	$42.3	$50.0	$(7.7)	$(7.7)
Prepaid income taxes	$26.6	$8.4	$18.2	$(18.2)
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$(9.5)

Note: Totals may not sum due to rounding.

The increase in derivative payable was due to a change in fair value driven by the change in interest rates. The increase in accrued interest was due to the timing of debt principal payments. The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by the timing of payments. The increase in prepaid income taxes was primarily related to an increase in interest expense carryforward utilization as a result of the Coronavirus Aid, Relief and Economic Security (CARES) Act.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended:

	March 28, 2020	March 30, 2019
	(in millions)
Net cash provided by operating activities	$8.4	$7.2
Net cash used for investing activities	$(25.9)	$(11.2)
Net cash provided by (used for) financing activities	$128.2	$(38.8)

Operating Activities

First Quarter of Fiscal 2020

Cash flows provided by operating activities of $8.4 million for the first quarter of fiscal 2020 reflected an increase of $1.2 million from $7.2 million of cash flows provided by operating activities in the first quarter of fiscal 2019. The increase in cash provided by operating activities was primarily the result of a decrease in net loss attributable to the Company of $4.6 million in the first quarter of fiscal 2020 as compared to the prior year period.

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

Investing Activities

First Quarter of Fiscal 2020

Net cash used for investing activities totaled $25.9 million in the first quarter of fiscal 2020, an increase of $14.7 million as compared to the first quarter of fiscal 2019. This increase was primarily attributable to higher capital expenditures in the first quarter of fiscal 2020. In the first quarter of fiscal 2020, we entered into a strategic collaboration agreement with ClassPass Inc. (“ClassPass”) and also invested $5.0 million in ClassPass’ recent $285.0 million Series E Preferred Stock funding round.

First Quarter of Fiscal 2019

Net cash used for investing activities totaled $11.2 million in the first quarter of fiscal 2019, an increase of $3.5 million as compared to the first quarter of fiscal 2018. This increase was primarily attributable to higher capital expenditures for technology in the first quarter of fiscal 2019.

Financing Activities

First Quarter of Fiscal 2020

Net cash provided by financing activities totaled $128.2 million in the first quarter of fiscal 2020 primarily due to borrowings under the Revolving Credit Facility of $148.0 million. See “—Long-Term Debt” for additional details on debt.

First Quarter of Fiscal 2019

Net cash used for financing activities totaled $38.8 million in the first quarter of fiscal 2019 primarily due to $38.5 million used for the scheduled debt repayments under our Term Loan Facility.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at March 28, 2020:

Long-Term Debt

At March 28, 2020

(Balances in millions)

Balance
Revolving Credit Facility due November 29, 2022	$148.0
Term Loan Facility due November 29, 2024	1,286.0
Notes due December 1, 2025	300.0
Total	1,734.0
Less: Current portion	244.3
Unamortized deferred financing costs	7.1
Unamortized debt discount	20.5
Total long-term debt	$1,462.1

Note: Totals may not sum due to rounding.

On November 29, 2017, we refinanced our then-existing credit facilities (referred to herein as the November 2017 debt refinancing) consisting of $1,930.4 million of borrowings under a term loan facility and an undrawn $50.0 million revolving credit facility with $1,565.0 million of borrowings under our new credit facilities, consisting of a $1,540.0 million term loan facility and a $150.0 million revolving credit facility (of which $25.0 million was drawn upon at the time of the November 2017 debt refinancing and repaid on January 29, 2018) (collectively referred to herein as the Credit Facilities), and $300.0 million in aggregate principal amount of 8.625% Senior Notes due 2025, or the Notes. During the fourth quarter of fiscal 2017, we incurred fees of $53.8 million (which included $30.8 million of a debt discount) in connection with the November 2017 debt refinancing. In addition, we recorded a loss on early extinguishment of debt of $10.5 million in connection thereto. This early extinguishment of debt write-off was comprised of $5.7 million of deferred financing fees paid in connection with the November 2017 debt refinancing and $4.8 million of pre-existing deferred financing fees.

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

On March 23, 2020, as a precautionary measure in light of the COVID-19 outbreak, we drew down $148.0 million on the Revolving Credit Facility in order to enhance our cash position and to provide additional financial flexibility. The revolver borrowing has been classified as a short-term liability in connection with our monthly interest elections.

As of March 28, 2020, we had $1,434.0 million of debt outstanding under our Credit Facilities, with $0.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. The outstanding balance under the Revolving Credit Facility is included in the current portion of long-term debt on our consolidated balance sheet as of March 28, 2020.

All obligations under the Credit Agreement are guaranteed by, subject to certain exceptions, each of our current and future wholly-owned material domestic restricted subsidiaries. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and each guarantor, subject to customary exceptions, including:

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 28, 2020, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25% respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Net Debt Leverage Ratio. Based on our Consolidated First Lien Net Debt Leverage Ratio as of March 28, 2020, the commitment fee was 0.35% per annum. Our Consolidated First Lien Net Debt Leverage Ratio as of March 28, 2020 was 3.04:1.00.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if we have more than $50.0 million of outstanding extensions of credit under the Revolving Credit Facility as of any fiscal quarter end, we must be in compliance with a springing Consolidated First Lien Net Debt Leverage Ratio maintenance covenant of 3.75:1.00. If at any time we expect that we will not be in compliance with such maintenance covenant as of the next upcoming fiscal quarter end, we expect we will reduce our extensions of credit under the Revolving Credit Facility to $50.0 million or less prior to the last day of such fiscal quarter so that we are not required to comply with such springing maintenance covenant. In any such event, we would be able to reborrow the full amount under the Revolving Credit Facility subsequent to such fiscal quarter end given the maintenance covenant is only tested as of the last day of each fiscal quarter.

As of March 28, 2020, we were in compliance with all applicable financial covenants in the Credit Agreement governing the Credit Facilities.

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

The Notes accrue interest at a rate per annum equal to 8.625% and are due on December 1, 2025. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. On or after December 1, 2020, we may on any one or more occasions redeem some or all of the Notes at a purchase price equal to 104.313% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, such optional redemption price decreasing to 102.156% on or after December 1, 2021 and to 100.000% on or after December 1, 2022. Prior to December 1, 2020, we may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Notes with an amount not to exceed the net proceeds of certain equity offerings at 108.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to December 1, 2020, we may redeem some or all of the Notes at a make-whole price plus accrued and unpaid interest, if any, to, but not including, the redemption date. If a change of control occurs, we must offer to purchase for cash the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Following the sale of certain assets and subject to certain conditions, we must offer to purchase for cash the Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The Notes are guaranteed on a senior unsecured basis by our subsidiaries that guarantee the Credit Facilities.

Outstanding Debt

At March 28, 2020, we had $1,734.0 million outstanding under the Credit Facilities and the Notes, consisting of borrowings under the Term Loan Facility of $1,286.0 million, borrowings under the Revolving Credit Facility of $148.0 million and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At March 28, 2020 and December 28, 2019, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 12 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swap then in effect, was approximately 7.19% and 8.08% per annum at March 28, 2020 and December 28, 2019, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swap then in effect, was approximately 7.09% and 7.59% per annum at March 28, 2020 and December 28, 2019, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at March 28, 2020:

Total Debt Obligation

(Including Current Portion)

At March 28, 2020

(in millions)

Remainder of fiscal 2020	$225.0
Fiscal 2021	$77.0
Fiscal 2022	$77.0
Fiscal 2023	$77.0
Fiscal 2024	$978.0
Fiscal 2025 and thereafter	$300.0
Total	$1,734.0

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At March 28, 2020 and March 30, 2019, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a loss of $25.2 million and $6.7 million, respectively. At March 28, 2020 and March 30, 2019, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $19.0 million and $13.3 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended March 28, 2020 and March 30, 2019, we repurchased no shares of our common stock under this program or otherwise.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation and goodwill impairment.

The table below sets forth the reconciliation for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net loss, the most comparable GAAP financial measure, for the three months ended March 28, 2020 and March 30, 2019, and EBITDAS and Adjusted EBITDAS to net income for the trailing twelve months ended March 28, 2020:

(in millions)

	Three Months Ended		Trailing Twelve
	March 28, 2020	March 30, 2019	Months
Net (loss) income	$(6.1)	$(10.7)	$124.2
Interest	31.6	35.2	131.6
Taxes	(0.7)	(2.9)	33.7
Depreciation and amortization	12.2	11.4	45.8
Stock-based compensation	4.0	4.8	19.6
EBITDAS	$41.0	$37.9	$355.0
Goodwill Impairment	3.7	—	3.7
Adjusted EBITDAS (1)	$44.7	$37.9	$358.7

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first quarter of fiscal 2020 to exclude the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of March 28, 2020, our net debt/Adjusted EBITDAS ratio was 3.9x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the three months ended:

(in millions)

March 28, 2020
Total debt	$1,734.0
Less: Unamortized deferred financing costs	7.1
Less: Unamortized debt discount	20.5
Less: Cash on hand	292.3
Net debt	$1,414.1

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 28, 2020, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2019 have not materially changed from December 28, 2019.

At the end of the first quarter of fiscal 2020, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 4.75%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of March 28, 2020, our interest rate swap in effect had a notional amount of $1.0 billion. Accordingly, as of March 28, 2020, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $3.9 million and a hypothetical 90 basis point decrease in interest rates would have decreased annual interest expense by approximately $3.0 million. This increase and decrease is driven primarily by the interest rate applicable to our Term Loan Facility.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2020, the end of the first quarter of fiscal 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the first quarter of fiscal 2020, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2019 other than as set forth below.

The global outbreak of the COVID-19 virus is adversely impacting, and will continue to adversely impact, our business.

The global outbreak of the coronavirus (COVID-19) has had and will continue to have a significant adverse impact on our business as well as on the business environment and the markets in which we operate. This global health crisis has also had a significant adverse effect on overall economic conditions and we expect consumer demand to continue to be negatively impacted due to changes in consumer behavior and confidence and health concerns. The situation remains dynamic and subject to rapid and possibly significant change, and accordingly the magnitude and duration of the negative impact to our business from the COVID-19 pandemic cannot be predicted with certainty.

While we have taken steps to address the risks and impact of the COVID-19 pandemic, as a result of the pandemic, we have experienced significant disruption to our business, including with respect to decreases in member recruitment in both our Digital and Studio + Digital businesses as compared to the prior year period. This disruption has been more pronounced in our Studio + Digital business, in part due to our suspension in mid-March of our in-person workshops. Our member retention in both our Digital and Studio + Digital businesses may also be negatively impacted by the pandemic.

Following the suspension of our in-person workshops, we rapidly transitioned these workshops to an entirely virtual experience. This transition may not be successful in meeting the needs or preferences of many of our members, employees and the communities in which we operate and may result in further decreases in our recruitment as well as a decrease in our retention of members. The suspension of our workshops may also adversely impact our product sales. We cannot predict how long this suspension will continue as federal, state, local and foreign authorities and public health officials have adopted numerous mitigation measures to address the spread of the virus, including temporary closure requirements with respect to non-essential business operations (including our workshops) to discourage people from congregating. The duration of these requirements will also likely vary by jurisdiction. The decision to resume in-person workshops will be influenced by a number of factors, including applicable regulatory restrictions, consumer confidence and preferences and the health and safety of our employees and members, and there is substantial uncertainty regarding the manner and timing in which our studio locations can resume in-person workshops. We may face longer closure requirements than expected and other operational restrictions with respect to some or all of our studio and other physical locations due to, among other factors, evolving and stringent federal, state, local and foreign restrictions including social distancing requirements.

Even once we are able to re-open closed studio locations, changes in consumer behavior, including willingness to meet in groups, increasing unemployment levels and associated changes in household income, as well as health concerns may impact consumer demand for our products, customer traffic at our studio locations and recruitment and retention of members in both our Digital and Studio + Digital businesses. A number of our members may be more concerned with maintaining social distancing for a longer period if they perceive themselves to be a part of a higher at-risk group for complications arising from COVID-19. We may also find it more difficult to staff our business operations. The perceived risk of infection or health risk may adversely affect traffic to our studio locations and, in turn, our business, liquidity, financial condition and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for a significant amount of time.  In addition, government requirements may increase our operating costs on a studio-by-studio basis once a studio location re-opens due to, among other things, social distancing requirements and costs associated with increased cleaning and other sanitary or protective measures. We also anticipate that we may not re-open a significant number of our current studio locations. As a result, we anticipate one-time costs associated with restructuring and real estate realignment. The decision to re-open a studio location, if at all, or consolidate studio locations, will be influenced by a number of factors, including applicable regulatory restrictions, consumer confidence and preferences, changes in consumer behavior and the health and safety of our employees and members. We will continue to evaluate our studio locations in response to the evolving regulatory restrictions and consumer behavior. We may not be able to successfully control our studio environments and realize the intended business advantages of maintaining a select group of studio locations, which could adversely affect our Studio + Digital business and results of operations.

Our business depends on a number of third parties including vendors, landlords, lenders, marketing partners, third-party technology providers and suppliers. The COVID-19 outbreak may have a material adverse impact on these parties and their ability to meet their obligations to us. Any such failure by our third-party partners could negatively impact our ability to provide our products and services to customers. One or more of these third parties may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak. For example, the failure of any third-party technology provider to provide continuous and uninterrupted service could result in disruptions in our websites, services and products or network systems. The extent of the impact of COVID-19 on these third-party partners continues to evolve and is uncertain.

If a significant percentage of our workforce, or the workforces of our suppliers and other third-party partners, is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted. We also depend on senior management and other key personnel and consultants, and the illness of certain personnel or consultants could result in the loss of expertise and negatively affect our operations, brand image and goodwill.

The widespread health crisis also could adversely affect the economies and financial markets of many countries in which we operate, resulting in an economic downturn that could affect consumer demand for our products and services. Our customer purchasing patterns can be influenced by economic factors. The precise impact on our business from the disruption of financial markets and the weakening of overall economic conditions cannot be predicted with certainty. Uncertainties regarding the economic impact of COVID-19 have resulted in, and are likely to continue to result in, sustained impact on the economy. Our business is particularly sensitive to reductions in discretionary consumer spending, which may be adversely impacted by a recession or fears of a recession, volatility and declines in the stock market and increasingly pessimistic consumer sentiment due to perceived or actual economic and/or health risks. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions, including as a result of COVID-19, and any resulting recession or slowed economic growth, may have an adverse effect on our financial condition and results of operations.

Due to the negative impact of COVID-19, and the uncertainty of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, we are implementing a $100.0 million cost-savings initiative with respect to our cost structure. In connection with this initiative, we are instituting a number of measures throughout our operations to mitigate such expenses and reduce costs as well as ensure liquidity and the availability of our revolving credit facility. While we have targeted $100.0 million of potential cost-savings measures, we may not be able to recognize all identified potential savings. Even if we are able to recognize the identified savings, the magnitude of our cost-savings initiative may be insufficient to address the evolving and uncertain economic impact of COVID-19 and resulting liquidity needs. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our Revolving Credit Facility, may be adversely affected.

While emerging and evolving regulations impact our effective tax rate, and while we anticipate receiving certain benefits thereunder in the future, given the uncertainty of the regulatory environment, we cannot predict with certainty whether we will receive any such benefits in the future, or the extent to which we will receive such benefits, if at all.

If we are unable to generate sufficient cash or to access liquidity at the time and on terms we may require, we may encounter difficulty funding our business requirements including debt repayments when due. We may not be able to access liquidity, including our revolving credit facility, or the terms and conditions of available credit may be substantially more expensive than previously expected due to changes in financial conditions and credit markets. We may require waivers or amendments to our existing long-term debt and these requirements may trigger pricing increases from lenders for available credit. Reductions in our liquidity position and the need to use capital for other day to day requirements of our business may affect a number of our business initiatives and long-term investments and as a result we may be required to curtail and/or postpone business investments as well as other initiatives that require capital investment.

We have implemented emergency pay policies and taken other compensation and benefit actions to support our employees during the COVID-19 business interruption, but those actions may not be sufficient to compensate them for the entire duration of any business interruption resulting from COVID-19. Those employees might seek and find other employment during that interruption, or might otherwise choose not to return to their positions, which could materially adversely affect our ability to properly staff and re-open our studio locations with experienced teams when the business interruptions caused by COVID-19 abate or end.

The COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the risks related to the other risk factors described in our Annual Report on Form 10-K for fiscal 2019.

We may not be able to successfully accelerate or implement our strategic digital transformation, which could adversely impact our business, financial conditions or results of operations.

We are accelerating our strategic digital transformation. This acceleration began with the launch of virtual workshops in March 2020 when we suspended our in-person workshops in response to COVID-19. We expect to continue to evolve our virtual experience and offerings for our members. For example, we continue to work towards the launch of a new digitally-enabled, community-focused and coach-led offering later this year, which will reflect learnings from our current virtual workshops and ongoing test pilots. We are reallocating certain resources and will incur additional costs to support this acceleration. This transition to a more virtual experience may not be successful in meeting the needs or preferences of many of our current or potential members. As a result, we may experience decreases in our recruitment and retention of members, or increased member cancellations, in our Studio + Digital business. Additionally, we may also find it difficult to transition our coaches from in-person coaching to virtual coaching, which may negatively affect our ability to properly staff virtual workshops with experienced coaches. We may not be able to successfully launch our new virtual or other digital offerings and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages of our digital transformation. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate, including as a result of the impact of COVID-19, and may adversely impact our ability to successfully implement this digital strategy.  If these or other factors limit our ability to successfully execute this strategic initiative, our business, financial conditions or results of operations may be adversely impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS
Exhibit Number	Description

**Exhibit 3.1

Amended and Restated Bylaws of WW International, Inc. (effective as of March 17, 2020) (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed on March 17, 2020 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: April 28, 2020	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 28, 2020	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer, Operating Officer, North America and President, Emerging Markets (Principal Financial Officer)