Form 10-Q
period 2020-06-27
WW INTERNATIONAL, INC.
filed 2020-08-05
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

The number of shares of common stock outstanding as of July 29, 2020 was 68,010,731.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	June 27,	December 28,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,409	$182,736
Receivables (net of allowances: June 27, 2020 - $1,966 and December 28, 2019 - $1,813)	37,312	30,519
Inventories	35,191	27,204
Prepaid income taxes	23,149	8,395
Prepaid marketing and advertising	5,112	15,954
Prepaid expenses and other current assets	26,465	30,582
TOTAL CURRENT ASSETS	277,638	295,390
Property and equipment, net	60,924	54,066
Operating lease assets	140,723	151,983
Franchise rights acquired	749,923	753,445
Goodwill	151,624	157,916
Other intangible assets, net	59,907	59,031
Deferred income taxes	12,761	14,319
Other noncurrent assets	16,040	12,164
TOTAL ASSETS	$1,469,540	$1,498,314
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$96,250	$96,250
Portion of operating lease liabilities due within one year	37,829	33,236
Accounts payable	25,170	29,064
Salaries and wages payable	54,196	66,656
Accrued marketing and advertising	8,951	14,815
Accrued interest	7,962	24,637
Other accrued liabilities	50,239	43,558
Derivative payable	34,667	21,597
Income taxes payable	5,175	3,644
Deferred revenue	50,946	60,613
TOTAL CURRENT LIABILITIES	371,385	394,070
Long-term debt, net	1,444,360	1,479,920
Long-term operating lease liabilities	117,254	128,464
Deferred income taxes	176,884	175,235
Other	5,201	2,446
TOTAL LIABILITIES	2,115,084	2,180,135
Redeemable noncontrolling interest	3,609	3,722
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 120,649 shares issued at June 27, 2020 and 120,352 shares issued at December 28, 2019	0	0
Treasury stock, at cost, 52,669 shares at June 27, 2020 and 52,933 shares at December 28, 2019	(3,147,758)	(3,158,274)
Retained earnings	2,538,840	2,500,083
Accumulated other comprehensive loss	(40,235)	(27,352)
TOTAL DEFICIT	(649,153)	(685,543)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,469,540	$1,498,314

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Service revenues, net	$292,997	$313,768	$617,654	$620,494
Product sales and other, net	40,640	55,255	116,344	111,694
Revenues, net	333,637	369,023	733,998	732,188
Cost of services	108,006	122,121	243,572	251,078
Cost of product sales and other	30,960	31,088	84,764	64,347
Cost of revenues	138,966	153,209	328,336	315,425
Gross profit	194,671	215,814	405,662	416,763
Marketing expenses	41,894	49,967	159,828	164,216
Selling, general and administrative expenses	101,792	60,374	166,318	125,176
Goodwill impairment	0	0	3,665	0
Operating income	50,985	105,473	75,851	127,371
Interest expense	30,995	34,732	62,546	69,927
Other expense, net	416	438	438	741
Income before income taxes	19,574	70,303	12,867	56,703
Provision for income taxes	5,592	16,586	4,942	13,711
Net income	13,982	53,717	7,925	42,992
Net loss attributable to the noncontrolling interest	24	117	18	156
Net income attributable to WW International, Inc.	$14,006	$53,834	$7,943	$43,148
Earnings per share attributable to WW International, Inc.
Basic	$0.21	$0.80	$0.12	$0.64
Diluted	$0.20	$0.78	$0.11	$0.62
Weighted average common shares outstanding
Basic	67,641	67,124	67,538	67,044
Diluted	69,799	69,141	69,898	69,268

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net income	$13,982	$53,717	$7,925	$42,992
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	4,990	1,801	(4,830)	3,515
Income tax (expense) benefit on foreign currency translation gain (loss)	(1,267)	(457)	1,232	(892)
Foreign currency translation gain (loss), net of taxes	3,723	1,344	(3,598)	2,623
Gain (loss) on derivatives	364	(10,819)	(12,592)	(18,180)
Income tax (expense) benefit on gain (loss) on derivatives	(93)	2,744	3,212	4,611
Gain (loss) on derivatives, net of taxes	271	(8,075)	(9,380)	(13,569)
Total other comprehensive gain (loss)	3,994	(6,731)	(12,978)	(10,946)
Comprehensive income (loss)	17,976	46,986	(5,053)	32,046
Net loss attributable to the noncontrolling interest	24	117	18	156
Foreign currency translation (gain) loss, net of taxes attributable to the noncontrolling interest	(3)	(12)	95	(6)
Comprehensive loss attributable to the noncontrolling interest	21	105	113	150
Comprehensive income (loss) attributable to WW International, Inc.	$17,997	$47,091	$(4,940)	$32,196

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended June 27, 2020	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at March 28, 2020	$3,630	120,352	$0	52,899	$(3,156,907)	$(44,226)	$2,496,660	$(704,473)
Comprehensive income (loss)	(21)					3,991	14,006	17,997
Issuance of treasury stock under stock plans				(230)	9,149		(12,579)	(3,430)
Compensation expense on share- based awards							38,686	38,686
Issuance of common stock		297					2,067	2,067
Balance at June 27, 2020	$3,609	120,649	$0	52,669	$(3,147,758)	$(40,235)	$2,538,840	$(649,153)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Six Months Ended June 27, 2020	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 28, 2019	$3,722	120,352	$0	52,933	$(3,158,274)	$(27,352)	$2,500,083	$(685,543)
Comprehensive (loss) income	(113)					(12,883)	7,943	(4,940)
Issuance of treasury stock under stock plans				(264)	10,516		(13,904)	(3,388)
Compensation expense on share- based awards							42,651	42,651
Issuance of common stock		297					2,067	2,067
Balance at June 27, 2020	$3,609	120,649	$0	52,669	$(3,147,758)	$(40,235)	$2,538,840	$(649,153)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended June 29, 2019	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at March 30, 2019	$3,868	120,352	$0	53,375	$(3,174,871)	$(19,966)	$2,375,903	$(818,934)
Comprehensive income (loss)	(105)					(6,743)	53,834	47,091
Issuance of treasury stock under stock plans				(286)	10,462		(13,651)	(3,189)
Compensation expense on share- based awards							4,872	4,872
Balance at June 29, 2019	$3,763	120,352	$0	53,089	$(3,164,409)	$(26,709)	$2,420,958	$(770,160)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Six Months Ended June 29, 2019	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 29, 2018	$3,913	120,352	$0	53,396	$(3,175,624)	$(15,757)	$2,382,438	$(808,943)
Comprehensive income (loss)	(150)					(10,952)	43,148	32,196
Issuance of treasury stock under stock plans				(307)	11,215		(14,312)	(3,097)
Compensation expense on share- based awards							9,684	9,684
Balance at June 29, 2019	$3,763	120,352	$0	53,089	$(3,164,409)	$(26,709)	$2,420,958	$(770,160)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 27,	June 29,
	2020	2019
Operating activities:
Net income	$7,925	$42,992
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,983	22,693
Amortization of deferred financing costs and debt discount	4,383	4,680
Goodwill impairment	3,665	0
Share-based compensation expense	42,651	9,684
Deferred tax provision (benefit)	7,209	(2,294)
Allowance for doubtful accounts	28	(303)
Reserve for inventory obsolescence	6,695	4,244
Foreign currency exchange rate loss	1,216	527
Changes in cash due to:
Receivables	(7,006)	982
Inventories	(14,198)	(8,608)
Prepaid expenses	1,593	26,599
Accounts payable	202	656
Accrued liabilities	(27,545)	(20,447)
Deferred revenue	(9,252)	2,920
Other long term assets and liabilities, net	3,473	(2,185)
Income taxes	1,496	(2,346)
Cash provided by operating activities	47,518	79,794
Investing activities:
Capital expenditures	(19,349)	(7,601)
Capitalized software expenditures	(14,849)	(16,208)
Other items, net	(5,051)	120
Cash used for investing activities	(39,249)	(23,689)
Financing activities:
Net (payments) borrowings on revolver	0	0
Payments on long-term debt	(38,500)	(107,750)
Taxes paid related to net share settlement of equity awards	(4,152)	(4,227)
Proceeds from stock options exercised	2,283	326
Other items, net	(581)	(218)
Cash used for financing activities	(40,950)	(111,869)
Effect of exchange rate changes on cash and cash equivalents	354	(565)
Net decrease in cash and cash equivalents	(32,327)	(56,329)
Cash and cash equivalents, beginning of period	182,736	236,974
Cash and cash equivalents, end of period	$150,409	$180,645

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

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of June 27, 2020. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at the implementation of the lease accounting standard, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s operating and finance leases are primarily for its studios, corporate offices, data centers and certain equipment, including automobiles.

At June 27, 2020 and December 28, 2019, the Company’s lease assets and lease liabilities were as follows:

	June 27, 2020	December 28, 2019
Assets:
Operating lease assets	$140,723	$151,983
Finance lease assets	268	259
Total leased assets	$140,991	$152,242

Liabilities:
Current
Operating	$37,829	$33,236
Finance	132	126
Noncurrent
Operating	$117,254	$128,464
Finance	90	96
Total lease liabilities	$155,305	$161,922

For the three and six months ended June 27, 2020 and June 29, 2019, the components of the Company’s lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Operating lease cost:
Fixed lease cost	$12,499	$12,363	$25,140	$25,735
Variable lease cost	(15)	0	(4)	0
Total operating lease cost	$12,484	$12,363	$25,136	$25,735
Finance lease cost:
Amortization of leased assets	41	138	106	218
Interest on lease liabilities	3	5	6	13
Total finance lease cost	$44	$143	$112	231
Total lease cost	$12,528	$12,506	$25,248	$25,966

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At June 27, 2020 and December 28, 2019, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	June 27, 2020	December 28, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	6.91	7.06
Finance leases	2.40	2.43

Weighted Average Discount Rate
Operating leases	6.94	7.02
Finance leases	5.60	5.97

The Company’s leases have remaining lease terms of 0 to 12 years with a weighted average lease term of 6.91 years as of June 27, 2020.

At June 27, 2020, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2020	$24,854	$69	$24,923
2021	41,038	84	41,122
2022	29,712	55	29,767
2023	21,542	24	21,566
2024	16,169	5	16,174
Thereafter	65,826	0	65,826
Total lease payments	$199,141	$237	$199,378
Less imputed interest	44,058	15	44,073
Present value of lease liabilities	$155,083	$222	$155,305

Supplemental cash flow information related to leases for the six months ended June 27, 2020 and June 29, 2019 were as follows:

	Six Months Ended
	June 27,	June 29,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,997	$25,738
Operating cash flows from finance leases	$6	$13
Financing cash flows from finance leases	$106	$218

Leased assets obtained in exchange for new operating lease liabilities	$8,881	$12,084
Leased assets obtained in exchange for new finance lease liabilities	$118	$92

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

5.	Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Digital Subscription Revenues	$177,921	$156,969	$352,466	$305,824
Studio + Digital Fees	115,076	156,799	265,188	314,670
Service Revenues, net	$292,997	$313,768	$617,654	$620,494
Product sales and other, net	40,640	55,255	116,344	111,694
Revenues, net	$333,637	$369,023	$733,998	$732,188

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended June 27, 2020
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$115,922	$50,704	$7,571	$3,724	$177,921
Studio + Digital Fees	86,131	17,858	8,001	3,086	115,076
Service Revenues, net	$202,053	$68,562	$15,572	$6,810	$292,997
Product sales and other, net	25,472	9,257	4,165	1,746	40,640
Revenues, net	$227,525	$77,819	$19,737	$8,556	$333,637

	Three Months Ended June 29, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$102,851	$43,586	$6,993	$3,539	$156,969
Studio + Digital Fees	116,958	23,681	11,498	4,662	156,799
Service Revenues, net	$219,809	$67,267	$18,491	$8,201	$313,768
Product sales and other, net	35,835	10,062	6,034	3,324	55,255
Revenues, net	$255,644	$77,329	$24,525	$11,525	$369,023

	Six Months Ended June 27, 2020
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$232,272	$97,341	$15,147	$7,706	$352,466
Studio + Digital Fees	198,974	39,377	19,130	7,707	265,188
Service Revenues, net	$431,246	$136,718	$34,277	$15,413	$617,654
Product sales and other, net	79,986	21,091	10,488	4,779	116,344
Revenues, net	$511,232	$157,809	$44,765	$20,192	$733,998

	Six Months Ended June 29, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$201,611	$83,769	$13,411	$7,033	$305,824
Studio + Digital Fees	234,557	47,630	22,761	9,722	314,670
Service Revenues, net	$436,168	$131,399	$36,172	$16,755	$620,494
Product sales and other, net	69,488	22,087	12,964	7,155	111,694
Revenues, net	$505,656	$153,486	$49,136	$23,910	$732,188

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 28, 2019	$60,613	$54
Net (decrease) increase during the period	(9,667)	20
Balance as of June 27, 2020	$50,946	$74

Revenue recognized from amounts included in current deferred revenue as of December 28, 2019 was $55,479 for the six months ended June 27, 2020. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $74 and $54 at June 27, 2020 and December 28, 2019, respectively, for revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.
6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the six months ended June 27, 2020, the change in the carrying value of franchise rights acquired was primarily due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978 and the Company’s acquisitions of WW.com, Inc. (formerly known as WeightWatchers.com, Inc.) in 2005, the Company’s franchised territories and the majority interest in Vigilantes do Peso Marketing Ltda. For the six months ended June 27, 2020, the change in the carrying amount of goodwill was due to the impairment charge of the Company’s Brazil reporting unit and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 28, 2019	$143,940	$7,015	$1,213	$5,748	$157,916
Goodwill impairment	0	0	0	(3,665)	(3,665)
Effect of exchange rate changes	(1,817)	15	(69)	(756)	(2,627)
Balance as of June 27, 2020	$142,123	$7,030	$1,144	$1,327	$151,624

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Studio + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and the Digital business in the country in which the applicable acquisition occurred. The book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand as of the June 27, 2020 balance sheet date were $671,914, $52,724, $11,114, $6,170, and $4,546, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In its hypothetical start-up approach analysis for fiscal 2020, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Studio + Digital business in each country based on assumptions regarding revenue growth and operating income margins.  The cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Studio + Digital and Digital businesses were discounted utilizing rates consistent with those utilized in the annual goodwill impairment analysis.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada and other countries as of the June 27, 2020 balance sheet date were $102,968, $39,155 and $9,501, respectively.

For all of the Company’s reporting units tested as of May 3, 2020, the Company estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. The Company utilized operating income as the basis for measuring its potential growth because it believes it is the best indicator of the performance of its business. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Franchise Rights Acquired and Goodwill Annual Impairment Test

The Company reviews indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of May 3, 2020 and May 5, 2019, each the first day of fiscal May, on its indefinite-lived intangible assets and goodwill.

In performing its annual impairment analysis as of May 3, 2020 and May 5, 2019, the Company determined that the carrying amounts of its franchise rights acquired with indefinite lives units of account and goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

When determining fair value, the Company utilizes various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions could cause a change in the results of the impairment assessments and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of those assets. In the event such a result occurred, the Company would be required to record a corresponding charge, which would impact earnings. The Company would also be required to reduce the carrying amounts of the related assets on its balance sheet.

The Company performed its annual impairment analysis for franchise rights acquired for all of its units of account as of the balance sheet dated June 27, 2020. Each of the units of account except Canada and New Zealand had an estimated fair value at least 35% higher than the respective unit’s carrying amount. Collectively, these units of account represent 92.3% of the Company’s total franchise rights acquired. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its Canada unit of account, which holds 7.1% of the Company’s franchise rights acquired as of the June 27, 2020 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 16.5%. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its New Zealand unit of account, which holds 0.6% of the Company’s franchise rights acquired as of the June 27, 2020 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 9.8%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value is $4,546 as of June 27, 2020.

Based on the results of the Company’s May 3, 2020 annual goodwill impairment test performed for all of its reporting units as of the June 27, 2020 balance sheet date, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

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

As it relates to the goodwill impairment analysis for Brazil, the Company estimated future debt-free cash flows in contemplation of its growth strategies for that market. In developing these projections, the Company considered the growth strategies under the current market conditions in Brazil. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of June 27, 2020 and December 28, 2019 were as follows:

	June 27, 2020		December 28, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$124,804	$101,929	$119,537	$97,588
Website development costs	86,503	59,182	77,823	50,748
Trademarks	11,945	11,345	11,869	11,228
Other	14,008	4,897	14,003	4,637
Trademarks and other intangible assets	$237,260	$177,353	$223,232	$164,201
Franchise rights acquired	7,877	4,421	8,180	4,618
Total finite-lived intangible assets	$245,137	$181,774	$231,412	$168,819

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,386 and $14,551 for the three and six months ended June 27, 2020, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,485 and $15,041 for the three and six months ended June 29, 2019, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2020	$14,376
Fiscal 2021	$22,767
Fiscal 2022	$12,701
Fiscal 2023	$3,229
Fiscal 2024 and thereafter	$10,290

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	June 27, 2020				December 28, 2019
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due November 29, 2022	$0	$0	$0	2.94%	$0	$0	$0	0.00%
Term Loan Facility due November 29, 2024	1,266,750	5,766	19,433	6.76%	1,305,250	6,418	21,634	7.93%
Notes due December 1, 2025	300,000	941	0	8.62%	300,000	1,028	0	8.72%
Total	$1,566,750	$6,707	$19,433	6.97%	$1,605,250	$7,446	$21,634	8.07%
Less: Current portion	96,250				96,250
Unamortized deferred financing costs	6,707				7,446
Unamortized debt discount	19,433				21,634
Total long-term debt	$1,444,360				$1,479,920
(1)	Includes amortization of deferred financing costs and debt discount.

On November 29, 2017, the Company refinanced its then-existing credit facilities (hereinafter referred to as “the November 2017 debt refinancing”) with proceeds received from $1,565,000 in an aggregate principal amount of borrowings under its new credit facilities, consisting of a $1,540,000 term loan facility and a $150,000 revolving credit facility (of which $25,000 was drawn upon at the time of the November 2017 debt refinancing) (collectively, as amended from time to time, the “Credit Facilities”) and proceeds received from $300,000 in aggregate principal amount from the issuance of 8.625% Senior Notes due 2025 (the “Notes”). During the fourth quarter of fiscal 2017, the Company incurred fees of $53,832 (which included $30,800 of a debt discount) in connection with the November 2017 debt refinancing. In addition, the Company recorded a loss on early extinguishment of debt of $10,524 in connection thereto. This early extinguishment of debt write-off was comprised of $5,716 of deferred financing fees paid in connection with the November 2017 debt refinancing and $4,808 of pre-existing deferred financing fees.

Senior Secured Credit Facilities

The Credit Facilities were issued under a new credit agreement, dated November 29, 2017 (as amended from time to time, the “Credit Agreement”), among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and an issuing bank, Bank of America, N.A., as an issuing bank, and Citibank, N.A., as an issuing bank. The Credit Facilities initially consisted of (1) $1,540,000 in aggregate principal amount of senior secured tranche B term loans due in 2024 (the “Term Loan Facility”) and (2) a $150,000 in an aggregate principal amount of commitments under a senior secured revolving credit facility (which included borrowing capacity available for letters of credit) due in 2022 (the “Revolving Credit Facility”).

On June 14, 2020, the Company entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”) that provided for an increase in the aggregate principal amount of commitments under the Company’s Revolving Credit Facility by $25,000, providing the Company with $175,000 in aggregate principal amount of commitments under the Revolving Credit Facility, and that included certain other amendments to the Credit Agreement, which among other things, relaxed the requirements of the financial maintenance covenant under the Credit Agreement until the end of the second fiscal quarter of 2022, as further detailed below.

On both May 31, 2019 and October 10, 2019, the Company made a voluntary prepayment at par of $50,000 in an aggregate amount of its outstanding term loans under the Term Loan Facility. As a result of these prepayments, the Company wrote off deferred financing fees of $526 in the aggregate in fiscal 2019.

As previously disclosed, on March 23, 2020, as a precautionary measure in light of the COVID-19 outbreak, the Company drew down $148,000 in an aggregate principal amount under the Revolving Credit Facility in order to enhance its cash position and to provide additional financial flexibility. The revolver borrowing was classified as a short-term liability in connection with the Company’s monthly interest elections. The Company repaid $148,000 in aggregate principal amount of borrowings under the Revolving Credit Facility on June 5, 2020.

As of June 27, 2020, the Company had $1,266,750 in an aggregate principal amount of loans outstanding under its Credit Facilities, with $173,846 of availability and $1,154 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of June 27, 2020.

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

Under the terms of the Credit Agreement, depending on the Company’s Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement), on an annual basis on or about the time the Company is required to deliver its financial statements for any fiscal year, the Company is obligated to offer to prepay a portion of the outstanding principal amount of the Term Loan Facility in an aggregate amount determined by a percentage of its annual excess cash flow (as defined in the Credit Agreement) (said payment, a “Cash Flow Sweep”).

Borrowings under the Term Loan Facility and, after giving effect to the Credit Agreement Amendment, the Revolving Credit Facility, in each case, bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid (except as otherwise described below), plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for an applicable margin for extensions of credit under the Revolving Credit Facility of 3.00% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. As of June 27, 2020, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, the Company pays a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Leverage Ratio. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for a commitment fee of 0.625% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. Based on the Company’s Consolidated First Lien Leverage Ratio as of June 27, 2020, the commitment fee was 0.35% per annum. The Company’s Consolidated First Lien Leverage Ratio as of June 27, 2020 was 3.03:1.00.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 33 1/3% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of 3.75:1.00, provided, however, that the Credit Agreement Amendment increased the required Consolidated First Lien Leverage Ratio to 4.50:1.00, commencing with the second fiscal quarter of 2020 through the end of fiscal 2020, with a further step up to 5.00:1.00 for fiscal 2021, before stepping down to 4.50:1.00 for the first fiscal quarter of 2022, and again to 3.75:1.00, commencing with the second fiscal quarter of 2022 (such increases in the Consolidated First Lien Leverage Ratio and the timing applicable thereto, collectively, the “Financial Covenant Relief Period”). The Financial Covenant Relief Period is subject to the Company’s continued compliance with certain conditions, which include meeting a Consolidated First Lien Leverage Ratio of 3.75:1.00 with respect to certain types of investments, restricted payments and prepayments of junior debt during the Financial Covenant Relief Period. If at any time the Company expects that it will not be in compliance with the conditions of the Financial Covenant Relief Period, the Company expects it will reduce its extensions of credit under the Revolving Credit Facility to $58,333 or less prior to the last day of such fiscal quarter so that it is not required to comply with the conditions of the Financial Covenant Relief Period. In any such event, the Company would be able to reborrow the full amount under the Revolving Credit Facility subsequent to such fiscal quarter end given that the applicable Consolidated First Lien Leverage Ratio to be tested during the Financial Covenant Relief Period is only tested as of the last day of each fiscal quarter.

As of June 27, 2020, the Company was in compliance with all applicable financial covenants and the applicable Consolidated First Lien Leverage Ratio in the Credit Agreement governing the Revolving Credit Facility though it was not required to comply at such time.

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

Outstanding Debt

At June 27, 2020, the Company had $1,566,750 outstanding under the Credit Facilities and the Notes, consisting of borrowings under the Term Loan Facility of $1,266,750, $0 drawn down on the Revolving Credit Facility and $300,000 in aggregate principal amount of Notes issued and outstanding.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At June 27, 2020 and December 28, 2019, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 12 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.12% and 8.08% per annum at June 27, 2020 and December 28, 2019, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 7.37% and 7.59% per annum at June 27, 2020 and December 28, 2019, respectively, based on interest rates on these dates.

8.Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Numerator:
Net income attributable to WW International, Inc.	$14,006	$53,834	$7,943	$43,148
Denominator:
Weighted average shares of common stock outstanding	67,641	67,124	67,538	67,044
Effect of dilutive common stock equivalents	2,158	2,017	2,360	2,224
Weighted average diluted common shares outstanding	69,799	69,141	69,898	69,268
Earnings per share attributable to WW International, Inc.
Basic	$0.21	$0.80	$0.12	$0.64
Diluted	$0.20	$0.78	$0.11	$0.62

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 4,075 and 2,032 for the three months ended June 27, 2020 and June 29, 2019, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 2,849 and 1,975 for the six months ended June 27, 2020 and June 29, 2019, respectively.
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

In fiscal 2017, the Company granted 98.5 PSUs in May 2017 and 47.9 PSUs in July 2017, all having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs was satisfied upon continued employment (with limited exceptions) on May 15, 2020. The performance-vesting criteria for two-thirds of these PSUs was satisfied when the Company achieved, in the case of the May 2017 awards, certain annual operating income objectives and, in the case of the July 2017 award, certain net income or operating income objectives, as applicable for each of the fiscal 2017 and fiscal 2018 performance years. The performance-vesting criteria for the fiscal 2019 performance year was not satisfied. When the performance measure was met, if at all, for a particular 2017 Award Performance Year (i.e., each fiscal year over a three-year period, fiscal 2017 through fiscal 2019), that portion of units was “banked” for potential issuance following the satisfaction of the time-vesting criteria. Such portion of units “banked” was equal to (x) the target number of PSUs granted for the applicable 2017 Award Performance Year multiplied by (y) the applicable achievement percentage (166.67% in the case of fiscal 2017 and fiscal 2018), rounded down to avoid the issuance of fractional shares. Pursuant to these awards, the number of PSUs that became vested in fiscal 2020 upon the satisfaction of the time-vesting criteria was 122.6. The Company accrued compensation expense in an amount equal to the outcome upon vesting.

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

10.Income Taxes

The effective tax rates for the three and six months ended June 27, 2020 were 28.6% and 38.4%, respectively. The effective tax rates for the three and six months ended June 29, 2019 were 23.6% and 24.2%, respectively. For the six months ended June 27, 2020, the tax expense was impacted by an impairment of the Company’s Brazil reporting unit which has a full valuation allowance and tax reserves related to a foreign income tax audit, partially offset by a tax windfall from stock compensation. For the six months ended June 27, 2020, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to tax expense related to global intangible low-taxed income (“GILTI”), state income tax expense and tax expense from income earned in foreign jurisdictions. For the six months ended June 29, 2019, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to tax expense related to GILTI and state income tax expense, partially offset by tax benefits related to the reversal of tax reserves no longer needed, foreign-derived intangible income and the cessation of certain publishing operations.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to modifications to the net interest deduction limitation, net operating loss carryforward rules, refundable payroll tax credits and deferment of the employer portion of certain payroll taxes.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

On July 20, 2020, the U.S. Treasury Department released final regulations under Internal Revenue Code Section 951A (TD 9902) permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax.  The Company is currently assessing the impact of the new legislation, in conjunction with the CARES Act, and believes the overall impact will benefit the Company’s fiscal 2020 effective tax rate.

11.Legal

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

Between March and July 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. The allegations in the demands relate to those contained in the ongoing securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors has created a special committee to investigate and evaluate the claims made in the demands. In addition, four derivative complaints were filed, each making allegations against certain of the Company’s officers and directors and/or Artal and certain of its affiliates. First, on June 13, 2019, a shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. Second, on July 23, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. Third, on October 25, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. Finally, on December 16, 2019, a shareholder derivative complaint was filed in New York Supreme Court against certain of the Company’s officers and directors, and Artal and certain of its affiliates, alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. This action and the derivative action filed October 25, 2019 have each been stayed pending a decision on the defendants’ motion to dismiss the securities class action. The Company believes that these actions are without merit and intends to vigorously defend them.

Member Class Action Matters

Two substantially similar class action complaints were filed by individual Studio + Digital members against the Company in the United States District Court for the Southern District of New York in May 2020 (the “New York Matter”) and the Superior Court of California in Ventura County in June 2020 (the “California Matter”, and together with the New York Matter, the “2020 Class Actions”). The complaints were filed on behalf of all Studio + Digital members nationwide and regard the fees charged for Studio + Digital memberships since the temporary replacement of in-person workshops with virtual workshops in March 2020 in response to the COVID-19 pandemic. The complaints allege that the Company’s decision to charge its members the full Studio + Digital membership fee while only providing a virtual experience violated state consumer protection laws in New York and/or California, as applicable, and gave rise to claims for breach of contract, fraud, and other tort causes of action based on the same factual allegations that are the basis for the breach of contract claim. The plaintiffs seek to recover damages plus injunctive relief to enjoin the Company from engaging in similar conduct in the future on behalf of the class members. The Company believes that the 2020 Class Actions are without merit and intends to vigorously defend them. The Company filed a notice to remove the California Matter to the United States District Court for the Central District of California on July 30, 2020 and a motion to dismiss the New York Matter on August 3, 2020.

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

As of June 27, 2020, the Company had in effect interest rate swaps with an aggregate notional amount totaling $750,000. As of December 28, 2019, the Company had in effect an interest rate swap with a notional amount totaling $1,000,000, which expired by its terms on April 2, 2020.

On July 26, 2013, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1,500,000. During the term of this swap, the notional amount decreased from $1,500,000 effective March 31, 2014 to $1,250,000 on April 3, 2017 and to $1,000,000 on April 1, 2019. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 2.41%. This swap qualified for hedge accounting and, therefore, changes in the fair value of this swap were recorded in accumulated other comprehensive loss.

On June 11, 2018, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2018 swap”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap is $500,000. During the term of this swap, the notional amount will decrease from $500,000 effective April 2, 2020 to $250,000 on March 31, 2021. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1005%. On June 7, 2019, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (together with the 2018 swap, the “current swaps”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250,000. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.901%. The current swaps qualify for hedge accounting and, therefore, changes in the fair value of the current swaps have been recorded in accumulated other comprehensive loss.

As of June 27, 2020 and December 28, 2019, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $24,909 ($33,448 before taxes) and $15,529 ($20,856 before taxes), respectively. As of June 27, 2020, the aggregate fair value of the Company’s current swaps was a liability of $34,667, which is included in derivative payable in the consolidated balance sheet. As of December 28, 2019, the fair value of the Company’s then-effective swap was a liability of $1,881, which is included in derivative payable in the consolidated balance sheet. As of December 28, 2019, the aggregate fair value of the Company’s current swaps was a liability of $19,716, which is included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next four years. The Company expects approximately $7,560 ($10,134 before taxes) of derivative losses included in accumulated other comprehensive loss at June 27, 2020, based on current market rates, will be reclassified into earnings within the next 12 months.
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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of June 27, 2020 and December 28, 2019. The fair value of the Company’s borrowings under the Revolving Credit Facility approximated a carrying value of $0 at both June 27, 2020 and December 28, 2019.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of June 27, 2020 and December 28, 2019, the fair value of the Company’s long-term debt was approximately $1,536,502 and $1,597,852, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,540,610 and $1,576,170, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 12 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at June 27, 2020	$34,667	$0	$34,667	$0
Interest rate swap liability at December 28, 2019	$21,597	$0	$21,597	$0

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the six months ended June 27, 2020 and the fiscal year ended December 28, 2019.
14.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Six Months Ended June 27, 2020
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)
Other comprehensive loss before reclassifications, net of tax	(12,765)	(3,598)	(16,363)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	3,385	0	3,385
Net current period other comprehensive loss including noncontrolling interest	(9,380)	(3,598)	(12,978)
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	0	95	95
Ending balance at June 27, 2020	$(24,909)	$(15,326)	$(40,235)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Six Months Ended June 29, 2019
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)
Other comprehensive (loss) income before reclassifications, net of tax	(12,255)	2,623	(9,632)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	(1,314)	0	(1,314)
Net current period other comprehensive (loss) income including noncontrolling interest	(13,569)	2,623	(10,946)
Less: Net current period other comprehensive income attributable to the noncontrolling interest	0	(6)	(6)
Ending balance at June 29, 2019	$(14,744)	$(11,965)	$(26,709)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
(Loss) Gain on Qualifying Hedges
Interest rate contracts	$(3,438)	$498	$(4,537)	$1,760	Interest expense
	(3,438)	498	(4,537)	1,760	Income before income taxes
	873	(126)	1,152	(446)	Provision from income taxes
	$(2,565)	$372	$(3,385)	$1,314	Net income

(a)	Amounts in parentheses indicate debits to profit/loss
15.	Segment Data

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

Information about the Company’s reportable segments is as follows:

	Total Revenue, net		Total Revenue, net
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
North America	$227,525	$255,644	$511,232	$505,656
Continental Europe	77,819	77,329	157,809	153,486
United Kingdom	19,737	24,525	44,765	49,136
Other	8,556	11,525	20,192	23,910
Total revenue, net	$333,637	$369,023	$733,998	$732,188

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Income		Net Income
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Segment operating income:
North America	$79,526	$91,169	$124,771	$132,282
Continental Europe	41,629	30,764	55,200	40,839
United Kingdom	4,187	4,308	3,350	3,557
Other	2,804	1,726	30	1,396
Total segment operating income	128,146	127,967	183,351	178,074
General corporate expenses	77,161	22,494	107,500	50,703
Interest expense	30,995	34,732	62,546	69,927
Other expense, net	416	438	438	741
Provision for income taxes	5,592	16,586	4,942	13,711
Net income	$13,982	$53,717	$7,925	$42,992
Net loss attributable to the noncontrolling interest	24	117	18	156
Net income attributable to WW International, Inc.	$14,006	$53,834	$7,943	$43,148

	Depreciation and Amortization		Depreciation and Amortization
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
North America	$10,019	$9,081	$20,546	$18,386
Continental Europe	396	395	784	776
United Kingdom	248	139	510	425
Other	86	107	182	218
Total segment depreciation and amortization	10,749	9,722	22,022	19,805
General corporate depreciation and amortization	4,222	4,037	7,344	7,568
Depreciation and amortization	$14,971	$13,759	$29,366	$27,373

16.	Related Party

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

As previously disclosed, on December 15, 2019, the Company entered into an amendment of the Strategic Collaboration Agreement with Ms. Winfrey, pursuant to which, among other things, the Initial Term of the Strategic Collaboration Agreement was extended until April 17, 2023 (with no additional successive renewal terms) after which a second term will commence and continue through the earlier of the date of the Company’s 2025 annual meeting of shareholders or May 31, 2025. Ms. Winfrey will continue to provide the above-described services during the remainder of the Initial Term and, during the second term, will provide certain consulting and other services to the Company. In consideration of Ms. Winfrey entering into the amendment to the Strategic Collaboration Agreement and the performance of her obligations thereunder, on December 15, 2019 the Company granted Ms. Winfrey a fully vested option to purchase 3,276 shares of the Company’s common stock (the "Winfrey Amendment Option") which became exercisable on May 6, 2020, the date on which shareholder approval of such option was obtained. The amendment to the Strategic Collaboration Agreement became operative on May 6, 2020 when the Company’s shareholders approved the Winfrey Amendment Option. Based on the Black Scholes option pricing method as of May 6, 2020, the Company recorded $32,686 of compensation expense in the second quarter of fiscal 2020 for the Winfrey Amendment Option. The Company used a dividend yield of 0.0%, 63.68% volatility and a risk-free interest rate of 0.41%. Compensation expense is included as a component of selling, general and administrative expenses.

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $823 and $1,761 for the three and six months ended June 27, 2020, respectively, and $720 and $2,003 for the three and six months ended June 29, 2019, respectively, which services included advertising, production and related fees.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Also, entities related to Ms. Winfrey were reimbursed for actual costs incurred in connection with the WW Presents: Oprah’s 2020 Vision tour totaling $141 and $1,650 for the three and six months ended June 27, 2020, respectively.

The Company’s accounts payable to parties related to Ms. Winfrey at June 27, 2020 and December 28, 2019 was $268 and $72, respectively.

In June 2020, as permitted by the transfer provisions set forth in the previously disclosed Share Purchase Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, as amended, and the previously disclosed Winfrey Option Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, Ms. Winfrey sold 604 of the shares she purchased under such purchase agreement and exercised a portion of her stock options granted in 2015 resulting in the sale of 297 shares issuable under such options, respectively.

17.Restructuring

As previously disclosed, in the second quarter of fiscal 2020, in connection with its cost-savings initiative, the Company committed to a plan of reduction in force which has resulted and will result in the elimination of certain positions and termination of employment for certain employees worldwide. During the second quarter of fiscal 2020, the Company reduced its total headcount by approximately 27%. As of June 27, 2020, the Company had approximately 13 employees, a majority of whom were part-time employees. The Company had previously estimated this plan would cost $12,000. This estimate has been revised to $14,000. The Company recorded expenses in connection with employee termination benefit costs of $11,209 ($8,325 after tax) during the six months ended June 27, 2020. These expenses impacted cost of revenues by $6,503 and selling, general and administrative expenses by $4,706 in the six months ended June 27, 2020. All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments. For the six months ended June 27, 2020, the Company made payments of $3,667 towards the liability for these expenses. The Company expects the remaining liability of $7,542 to be paid in full no later than the end of fiscal 2021. The Company anticipates recording additional expenses in connection with this restructuring of approximately $2,800.

As previously disclosed, in the first quarter of fiscal 2019, the Company undertook an organizational realignment which resulted in the elimination of certain positions and termination of employment for certain employees worldwide. The Company recorded expenses in connection with employee termination benefit costs of $6,331 ($4,727 after tax) during the six months ended June 29, 2019. These expenses impacted cost of revenues by $1,425 and selling, general and administrative expenses by $4,906 in the six months ended June 29, 2019. The Company did not record additional expenses in connection with this organizational realignment. All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments. For the fiscal year ended December 28, 2019, the Company made payments of $5,077 towards the liability for these expenses and lowered provision estimates by $83. For the six months ended June 27, 2020, the Company made payments of $1,049 towards the liability for these expenses and lowered provision estimates by $76. The Company expects the remaining liability of $46 to be paid in full in fiscal 2020.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects and the impact of the COVID-19 virus under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “aim” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	the impact of the global outbreak of the COVID-19 virus on our business and liquidity and on the business environment and markets in which we operate;
•	competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods;
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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross profit margin, operating income and operating income margin are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to the second quarter of fiscal 2020 to exclude the impact of the one-time stock compensation expense associated with the previously disclosed option granted to Ms. Oprah Winfrey in connection with the Company extending its partnership with Ms. Winfrey (the “Winfrey Stock Compensation expense”) and the charges associated with our previously disclosed 2020 organizational restructuring plan, and with respect to the first six months of fiscal 2020 to exclude the impact of the Winfrey Stock Compensation expense, the 2020 restructuring charges and the impairment charge for our goodwill related to our Brazil reporting unit. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the Winfrey Stock Compensation expense, 2020 restructuring charges and goodwill impairment charge. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, 2020 restructuring charges and goodwill impairment (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Studio + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and Digital business in the country in which the applicable acquisition occurred. The book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand as of the June 27, 2020 balance sheet date were $671.9 million, $52.7 million, $11.1 million, $6.2 million, and $4.5 million, respectively.

In our hypothetical start-up approach analysis for fiscal 2020, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Studio + Digital business in each country based on assumptions regarding revenue growth and operating income margins. The cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Studio + Digital and Digital businesses were discounted utilizing rates consistent with those utilized in the annual goodwill impairment analysis.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada and other countries as of the June 27, 2020 balance sheet date were $103.0 million, $39.1 million and $9.5 million, respectively.

For all of our reporting units tested as of May 3, 2020, we estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. We utilized operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Franchise Rights Acquired and Goodwill Annual Impairment Test

We review indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of May 3, 2020 and May 5, 2019, each the first day of fiscal May, on our indefinite-lived intangible assets and goodwill.

In performing our annual impairment analysis as of May 3, 2020 and May 5, 2019, we determined that the carrying amounts of our franchise rights acquired with indefinite lives units of account and goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

When determining fair value, we utilize various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions could cause a change in the results of the impairment assessments and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of those assets. In the event such a result occurred, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these assumptions and believe that these assumptions are appropriate.

In performing our annual impairment analysis, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their current levels, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2019.

We performed our annual impairment analysis for franchise rights acquired for all of our units of account as of the balance sheet dated June 27, 2020. Each of the units of account except Canada and New Zealand had an estimated fair value at least 35% higher than the respective unit’s carrying amount. Collectively, these units of account represent 92.3% of our total franchise rights acquired. Based on the results of our annual franchise rights acquired impairment test performed for our Canada unit of account, which holds 7.1% of our franchise rights acquired as of the June 27, 2020 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 16.5%. Based on the results of our annual franchise rights acquired impairment test performed for our New Zealand unit of account, which holds 0.6% of our franchise rights acquired as of the June 27, 2020 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 9.8%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value is $4.5 million as of June 27, 2020.

In performing this impairment analysis for fiscal 2020, for the year of maturity, we assumed Studio + Digital revenue (comprised of Studio + Digital Fees and revenues from products sold to members in studios) growth of (30.6%) to (39.3%) in the year of maturity from fiscal 2019, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.7%. For the year of maturity and beyond, we assumed operating income margin rates of 0.2% to 12.4%.

Based on the results of our May 3, 2020 annual goodwill impairment test performed for all of our reporting units as of the June 27, 2020 balance sheet date, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

The following are the more significant assumptions utilized in our annual impairment analyses for fiscal 2020 and fiscal 2019:

	June 27,	June 29,
	2020	2019
Debt-Free Cumulative Annual Cash Flow Growth Rate	4.0% to 13.9%	4.2%
Discount Rate	9.5%	9.0%

Brazil Goodwill Impairment

With respect to our Brazil reporting unit, during the first quarter of fiscal 2020, we made a strategic decision to shift to an exclusively Digital business in that country. We determined that making this decision together with the negative impact of COVID-19, the ongoing challenging economic environment in Brazil and our reduced expectations regarding the reporting unit’s future operating cash flows required us to perform an interim goodwill impairment analysis. In performing this discounted cash flow analysis, we determined that the carrying amount of this reporting unit exceeded its fair value and as a result recorded an impairment charge of $3.7 million, which comprises the remaining balance of goodwill for this reporting unit.

As it relates to our goodwill impairment analysis for Brazil, we estimated future debt-free cash flows in contemplation of our growth strategies for that market. In developing these projections, we considered the growth strategies under the current market conditions in Brazil. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

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

•

Revenues—Our “Service Revenues” consist of “Digital Subscription Revenues” and “Studio + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including our Personal Coaching + Digital product. “Studio + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products in studios, via ecommerce and through several trusted retail partners, revenues from licensing, magazine subscriptions, publishing and third-party advertising in publications and on our websites and sales from the By Mail product, other revenues (including revenues from the WW Presents: Oprah’s 2020 Vision tour), and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and royalties.

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

COVID-19 PANDEMIC

In March 2020, the World Health Organization categorized the outbreak of the novel coronavirus (COVID-19) as a pandemic. It continues to spread globally and to impact our business operations and the markets in which we operate. While the outbreak of COVID-19 did not have a significant effect on our reported results for the first quarter of fiscal 2020, it did have a significant effect on our reported results for the second quarter of fiscal 2020. The pandemic initially caused a significant decline in recruitments for both our Digital and our Studio + Digital businesses, beginning in the middle of March 2020, as compared to the prior year period. Starting in the middle of April 2020 and continuing through the end of the second quarter of fiscal 2020, Digital recruitment trends returned to growth on a weekly basis, as compared to the prior year period. This weekly growth trend accelerated through the end of the second quarter of fiscal 2020. Driven by this increase in Digital recruitments, total global recruitments returned to growth on a weekly basis, beginning in the middle of May 2020 through the end of the quarter, as compared to the prior year period. More recently, in July, which is a seasonally low-volume period, weekly Digital recruitment trends were positive compared to the prior year period. The recruitment mix shift in the second quarter of fiscal 2020 reflected the strength of our Digital business and the closure of our studios, with approximately 90% of recruits since mid-March coming from our Digital business. Our Studio + Digital business continued to experience significant declines in recruitment on a weekly basis as compared to the prior year period through the end of the second quarter, a trend that has continued through July 2020 and is expected to continue throughout the third quarter of fiscal 2020 and potentially in subsequent periods. This negative trend in recruitments was reflected in the significant decline in revenues in the second quarter of fiscal 2020 as compared to the prior year period. Since the escalation of COVID-19 in mid-March through the end of the second quarter of fiscal 2020, member cancellation rates did not increase materially year-over-year. Overall member retention remained above ten months as of the end of the second quarter of fiscal 2020. These trends are reflected in our subscriber levels as of the end of the second quarter of fiscal 2020, which were up 9% as compared to the prior year period, consisting of 3.9 million Digital subscribers and 1.1 million Studio + Digital subscribers.

The extent to which our operations and business trends will continue in future periods to be impacted by, and any unforeseen costs will result from, the outbreak of COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, new information that may emerge concerning the severity of the outbreak and health implications, actions by government authorities to contain the outbreak or treat its impact, and changes in consumer behavior resulting from the outbreak and such government actions. We continue to actively monitor the ongoing global outbreak of COVID-19 and its impact and related developments and expect, similar to the second quarter of fiscal 2020, that it will significantly impact our reported results for the third quarter of fiscal 2020 and may potentially do so in subsequent periods.

In response to the public health crisis posed by COVID-19, we suspended our in-person workshops and moved quickly to transition these workshops to an entirely virtual experience. In June 2020, we began a phased re-opening with reduced operations of a limited number of our studio locations. We plan to continue these re-openings and resume in-person workshops where we can in a manner that promotes the health and safety of our employees and members. However, during these uncertain times, we may need to close re-opened studios or may not be able to open studios as planned. We continue to serve our members virtually, both via our Digital business and through virtual workshops now available to our Studio + Digital subscribers. Nevertheless, our business operations, recruitment trends with respect to our Studio + Digital business and in-workshop product sales remain substantially affected by our suspension of our in-person workshops. We expect that applicable regulatory restrictions, including continued or reinstated stay-at-home requirements and restrictions on in-person group gatherings, may impact our ability to re-open our studio locations and may impose restrictions on how we conduct our in-person workshops as they resume, including as a result of social distancing requirements. We expect that our ability to re-open studio locations and applicable regulatory restrictions on our workshops will vary by jurisdiction. Additionally, as we re-open studio locations, we may incur additional operating costs on a studio-by-studio basis.

We are accelerating our strategic digital transformation. This acceleration began with the launch of virtual workshops as previously discussed, and we expect to continue to evolve our virtual experience and offerings for our members. For example, we continue to work towards the launch of a new digitally-enabled, community-focused and coach-led offering later this year, which will reflect learnings from our current virtual workshops and ongoing test pilots. We are reallocating certain resources and will incur additional costs to support this acceleration.

As we continue to address the impact of the pandemic, and the related evolving legal and consumer landscape, we are actively planning how to best meet our members’ and consumers’ needs as restrictions are lifted and we continue our digital transformation. As part of this planning, we are consolidating certain of our studios into branded studio locations and are also closing certain branded studio locations. The decision to re-open a studio location, if at all, or consolidate studio locations, will be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences, changes in consumer behavior, and the protection of the health and safety of our employees and members, and will be dependent on aligning with our digital and brand strategy. We currently expect that the number of our future studio locations will be lower than that prior to the pandemic. As a result, we will incur costs associated with our real estate realignment.

Due to the negative impact of COVID-19, and the uncertainty of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, we implemented a $100.0 million cost-savings initiative with respect to our cost structure. We undertook this initiative to proactively manage our liquidity so we can maintain flexibility to respond to evolving business and consumer conditions arising from the pandemic, as well as continue to fund investments in innovating our program and long-term debt obligations. Additionally, in June 2020, we amended our Credit Agreement (as defined below) to relax the requirements of the financial maintenance covenant until the end of the second quarter of fiscal 2022 so as to provide additional flexibility for accessing liquidity available under our Revolving Credit Facility (as defined below).  See “—Liquidity and Capital Resources—Long-Term Debt—Senior Secured Credit Facilities” for additional details on this amendment. We expect to continue to assess the evolving impact of the COVID-19 pandemic, and intend to refine our cost-savings initiative and resource allocation accordingly. For additional information on our cash flows and long-term debt, see “—Liquidity and Capital Resources.”

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 29, 2019

The table below sets forth selected financial information for the second quarter of fiscal 2020 from our consolidated statements of net income for the three months ended June 27, 2020 versus selected financial information for the second quarter of fiscal 2019 from our consolidated statements of net income for the three months ended June 29, 2019.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended				% Change
	June 27, 2020	June 29, 2019	Increase/ (Decrease)	% Change	Constant Currency
Revenues, net	$333.6	$369.0	$(35.4)	(9.6%)	(8.7%)
Cost of revenues	139.0	153.2	(14.2)	(9.3%)	(8.5%)

Gross profit	194.7	215.8	(21.1)	(9.8%)	(8.8%)
Gross Margin %	58.3%	58.5%

Marketing expenses	41.9	50.0	(8.1)	(16.2%)	(15.5%)
Selling, general & administrative expenses	101.8	60.4	41.4	68.6%	69.5%
Operating income	51.0	105.5	(54.5)	(51.7%)	(50.4%)
Operating Income Margin %	15.3%	28.6%

Interest expense	31.0	34.7	(3.7)	(10.8%)	(10.8%)
Other expense, net	0.4	0.4	(0.0)	(5.0%)	(5.0%)
Income before income taxes	19.6	70.3	(50.7)	(72.2%)	(70.2%)

Provision for income taxes	5.6	16.6	(11.0)	(66.3%)	(63.9%)
Net income	14.0	53.7	(39.7)	(74.0%)	(72.1%)
Net loss attributable to the noncontrolling interest	0.0	0.1	(0.1)	(79.1%)	(71.2%)

Net income attributable to WW International, Inc.	$14.0	$53.8	$(39.8)	(74.0%)	(72.1%)

Weighted average diluted shares outstanding	69.8	69.1	0.7	1.0%	1.0%
Diluted earnings per share	$0.20	$0.78	$(0.58)	(74.2%)	(72.4%)

Note: Totals may not sum due to rounding.

Certain results for the second quarter of fiscal 2020 are adjusted to exclude the impact of the $32.7 million one-time stock compensation expense associated with the previously disclosed option granted to Ms. Winfrey in connection with the Company extending its partnership with Ms. Winfrey and the $11.2 million of charges associated with our previously disclosed 2020 organizational restructuring plan. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended June 27, 2020 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Second Quarter of Fiscal 2020	$194.7	58.3%	$51.0	15.3%
Adjustments to reported amounts (1)
Winfrey Stock Compensation expense	—		32.7
2020 restructuring charges	6.5		11.2
Total adjustments (1)	6.5		43.9
Second Quarter of Fiscal 2020, as adjusted (1)	$201.2	60.3%	$94.9	28.4%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the second quarter of fiscal 2020 to exclude the impact of the $32.7 million ($24.4 million after tax) Winfrey Stock Compensation expense and the $11.2 million ($8.3 million after tax) of 2020 restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the second quarter of fiscal 2020 were $333.6 million, a decrease of $35.4 million, or 9.6%, versus the second quarter of fiscal 2019. Excluding the impact of foreign currency, which negatively impacted our revenues for the second quarter of fiscal 2020 by $3.4 million, revenues in the second quarter of fiscal 2020 would have decreased 8.7% versus the prior year period. This decrease was driven by lower revenues related to Studio + Digital Fees and in-studio product sales as a result of the closure of our studios due to the COVID-19 pandemic. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the second quarter of fiscal 2020 decreased $14.2 million, or 9.3%, versus the prior year period. Excluding the impact of $6.5 million of 2020 restructuring charges, total cost of revenues in the second quarter of fiscal 2020 would have decreased by 13.5%, or 12.8% on a constant currency basis, versus the prior year period. Gross profit decreased $21.1 million, or 9.8%, in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Excluding the impact of foreign currency, which negatively impacted gross profit for the second quarter of fiscal 2020 by $2.2 million, gross profit in the second quarter of fiscal 2020 would have decreased 8.8% versus the prior year period. Excluding the impact of $6.5 million of 2020 restructuring charges, gross profit in the second quarter of fiscal 2020 would have decreased by 6.8%, or 5.8% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin in the second quarter of fiscal 2020 decreased 0.1% to 58.3% versus 58.5% in the second quarter of fiscal 2019. Excluding the impact of $6.5 million of 2020 restructuring charges, gross margin in the second quarter of fiscal 2020 would have increased 1.8% to 60.3% versus the prior year period. Gross margin increase was driven primarily by a mix shift to our higher margin Digital business.

Marketing

Marketing expenses for the second quarter of fiscal 2020 decreased $8.1 million, or 16.2%, versus the second quarter of fiscal 2019. Excluding the impact of foreign currency, which decreased marketing expenses for the second quarter of fiscal 2020 by $0.3 million, marketing expenses in the second quarter of fiscal 2020 would have decreased 15.5% versus the second quarter of fiscal 2019. This decrease in marketing expenses was largely due to decreased TV and Online media costs. Marketing expenses as a percentage of revenue for the second quarter of fiscal 2020 decreased to 12.6% from 13.5% for the second quarter of fiscal 2019.

Selling, General and Administrative

Selling, general and administrative expenses for the second quarter of fiscal 2020 increased $41.4 million, or 68.6%, versus the second quarter of fiscal 2019. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the second quarter of fiscal 2020 by $0.5 million, selling, general and administrative expenses in the second quarter of fiscal 2020 would have increased 69.5% versus the prior year period. Excluding the impact of the $32.7 million Winfrey Stock Compensation expense and $4.7 million of 2020 restructuring charges, selling, general and administrative expenses in the second quarter of fiscal 2020 would have increased by 6.7%, or 7.5% on a constant currency basis, versus the prior year period. The increase in selling, general and administrative expenses in the second quarter of fiscal 2020 was driven primarily by higher salary and related costs and charitable contributions versus the prior year period. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2020 increased to 30.5% from 16.4% for the second quarter of fiscal 2019.

Operating Income

Operating income in the second quarter of fiscal 2020 decreased $54.5 million, or 51.7%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted operating income for the second quarter of fiscal 2020 by $1.4 million, operating income in the second quarter of fiscal 2020 would have decreased 50.4% versus the prior year period. Excluding the impact of the $32.7 million Winfrey Stock Compensation expense and the $11.2 million of 2020 restructuring charges, operating income in the second quarter of fiscal 2020 would have decreased by 10.0%, or 8.7% on a constant currency basis, versus the prior year period. This decrease in operating income was driven primarily by the decrease in gross profit and increase in selling, general and administrative expenses, partially offset by the decrease in marketing expenses, as compared to the prior year period. Operating income margin in the second quarter of fiscal 2020 decreased 13.3% to 15.3% versus 28.6% in the second quarter of fiscal 2019. Excluding the impact of the Winfrey Stock Compensation expense and 2020 restructuring charges, operating income margin in the second quarter of fiscal 2020 would have decreased by 0.1%, or would have been flat on a constant currency basis, versus the prior year period.

Interest Expense

Interest expense in the second quarter of fiscal 2020 decreased $3.7 million, or 10.8%, versus the second quarter of fiscal 2019. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2020 and the second quarter of fiscal 2019 and excluding the impact of our interest rate swaps then in effect, decreased to 6.42% per annum at the end of the second quarter of fiscal 2020 from 8.12% per annum at the end of the second quarter of fiscal 2019. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2020 and the second quarter of fiscal 2019, decreased to 7.25% per annum at the end of the second quarter of fiscal 2020 from 8.00% per annum at the end of the second quarter of fiscal 2019.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, was $0.4 million of expense in the second quarter of fiscal 2020 as compared to $0.4 million of expense in the prior year period.

Tax

Our effective tax rate for the second quarter of fiscal 2020 was 28.6% as compared to 23.6% for the second quarter of fiscal 2019. The tax expense in the second quarter of fiscal 2020 was impacted by tax reserves related to a foreign income tax audit, partially offset by a tax windfall from stock compensation. For the second quarter of fiscal 2020, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense related to global intangible low-taxed income, or GILTI, and state income tax expense. For the second quarter of fiscal 2019, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense related to GILTI, partially offset by tax benefits related to the reversal of tax reserves no longer needed, the cessation of certain publishing operations and foreign-derived intangible income, or FDII.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law. The CARES Act includes provisions relating to modifications to the net interest deduction limitation, net operating loss carryforward rules, refundable payroll tax credits and deferment of the employer portion of certain payroll taxes.

On July 20, 2020, the U.S. Treasury Department released final regulations under Internal Revenue Code Section 951A (TD 9902) permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax.  We are currently assessing the impact of the new legislation, in conjunction with the CARES Act, and believe the overall impact will benefit our fiscal 2020 effective tax rate.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the second quarter of fiscal 2020 reflected a $39.8 million, or 74.0%, decrease from the second quarter of fiscal 2019. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the second quarter of fiscal 2020 by $1.0 million, net income attributable to the Company in the second quarter of fiscal 2020 would have decreased 72.1% from the second quarter of fiscal 2019. Net income attributable to the Company in the second quarter of fiscal 2020 included a $24.4 million impact from the Winfrey Stock Compensation expense and an $8.3 million impact from 2020 restructuring charges.

Earnings per fully diluted share, or EPS, in the second quarter of fiscal 2020 was $0.20 compared to $0.78 in the second quarter of fiscal 2019. EPS for the second quarter of fiscal 2020 included a $0.35 impact from the Winfrey Stock Compensation expense and a $0.12 impact from 2020 restructuring charges.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the second quarter of fiscal 2020 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q2 2020
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$202.1	$25.5	$227.5	$202.5	$25.5	$228.1	41.1	3,251.2	3,209.2
CE	68.6	9.3	77.8	69.8	9.4	79.3	16.5	1,262.9	1,272.6
UK	15.6	4.2	19.7	16.1	4.3	20.4	5.0	404.1	383.7
Other (1)	6.8	1.7	8.6	7.5	1.8	9.3	1.3	116.1	97.6
Total	$293.0	$40.6	$333.6	$296.0	$41.1	$337.0	63.9	5,034.2	4,963.1

	% Change Q2 2020 vs. Q2 2019
North America	(8.1%)	(28.9%)	(11.0%)	(7.9%)	(28.7%)	(10.8%)	5.0%	10.2%	9.1%
CE	1.9%	(8.0%)	0.6%	3.8%	(6.2%)	2.5%	9.4%	9.1%	11.9%
UK	(15.8%)	(31.0%)	(19.5%)	(12.9%)	(28.6%)	(16.7%)	(4.4%)	3.1%	(0.9%)
Other (1)	(17.0%)	(47.5%)	(25.8%)	(8.7%)	(45.7%)	(19.4%)	(1.4%)	5.9%	(5.0%)
Total	(6.6%)	(26.5%)	(9.6%)	(5.7%)	(25.7%)	(8.7%)	5.1%	9.2%	8.6%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q2 2020
	Digital Subscription Revenues		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$115.9	$116.2	30.4	2,311.3	2,475.4	$86.1	$86.3	10.7	940.0	733.9
CE	50.7	51.6	13.9	1,032.1	1,104.7	17.9	18.2	2.6	230.7	167.8
UK	7.6	7.8	3.0	220.8	249.9	8.0	8.3	2.0	183.2	133.8
Other (1)	3.7	4.1	0.9	72.2	69.7	3.1	3.4	0.4	43.9	27.9
Total	$177.9	$179.7	48.3	3,636.4	3,899.7	$115.1	$116.2	15.6	1,397.8	1,063.4

	% Change Q2 2020 vs. Q2 2019
North America	12.7%	13.0%	17.0%	17.4%	24.0%	(26.4%)	(26.2%)	(18.8%)	(4.3%)	(22.3%)
CE	16.3%	18.4%	16.3%	12.9%	20.8%	(24.6%)	(23.1%)	(17.0%)	(5.3%)	(24.8%)
UK	8.3%	12.0%	18.7%	14.5%	28.1%	(30.4%)	(28.0%)	(26.3%)	(7.9%)	(30.3%)
Other (1)	5.2%	14.8%	15.4%	17.5%	17.4%	(33.8%)	(26.6%)	(24.2%)	(8.8%)	(35.8%)
Total	13.3%	14.5%	16.8%	15.9%	23.2%	(26.6%)	(25.9%)	(19.7%)	(5.1%)	(24.2%)
Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the second quarter of fiscal 2020 versus the prior year period was driven by both a decrease in product sales and other and a decrease in Service Revenues. The decrease in Service Revenues in the second quarter of fiscal 2020 versus the prior year period was driven by a decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the second quarter of fiscal 2020 driven by the closure of our studios as a result of the COVID-19 pandemic. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2020 versus the beginning of the second quarter of fiscal 2019 and higher Digital recruitments in the second quarter of fiscal 2020 versus the prior year period. Higher Digital recruitments in the second quarter of fiscal 2020 were driven by the appeal of the myWW program and our digital tools, as well as strong marketing execution versus the prior year period.

The decrease in North America product sales and other in the second quarter of fiscal 2020 versus the prior year period was driven primarily by a decrease in in-studio product sales.

Continental Europe Performance

The increase in Continental Europe revenues in the second quarter of fiscal 2020 versus the prior year period was driven by an increase in Service Revenues, partially offset by a decrease in product sales and other. The increase in Service Revenues in the second quarter of fiscal 2020 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the second quarter of fiscal 2020 driven by the closure of our studios as a result of the COVID-19 pandemic. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2020 versus the beginning of the second quarter of fiscal 2019 and higher Digital recruitments in the second quarter of fiscal 2020 versus the prior year period. Higher Digital recruitments in the second quarter of fiscal 2020 were driven by the appeal of the myWW program and our digital tools, as well as strong marketing execution versus the prior year period.

The decrease in Continental Europe product sales and other in the second quarter of fiscal 2020 versus the prior year period was driven primarily by a decrease in licensing.

United Kingdom Performance

The decrease in UK revenues in the second quarter of fiscal 2020 versus the prior year period was driven by both a decrease in Service Revenues and a decrease in product sales and other. The decrease in Service Revenues in the second quarter of fiscal 2020 versus the prior year period was driven by a decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues. The decrease in UK Total Paid Weeks was driven primarily by the significant Studio + Digital recruitment decline in the second quarter of fiscal 2020 driven by the closure of our studios as a result of the COVID-19 pandemic, partially offset by the increase in Digital recruitments and by the higher number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2020 versus the beginning of the second quarter of fiscal 2019.

The decrease in UK product sales and other in the second quarter of fiscal 2020 versus the prior year period was driven primarily by a decrease in in-studio product sales.

Other Performance

The decrease in Other revenues in the second quarter of fiscal 2020 versus the prior year period was driven by both a decrease in product sales and other and a decrease in Service Revenues. The decrease in Service Revenues in the second quarter of fiscal 2020 versus the prior year period was driven by a decrease in Studio + Digital Fees.

The decrease in Other product sales and other in the second quarter of fiscal 2020 versus the prior year period was driven primarily by both a decrease in in-studio product sales and a decrease in franchise commissions.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 27, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 29, 2019

The table below sets forth selected financial information for the first six months of fiscal 2020 from our consolidated statements of net income for the six months ended June 27, 2020 versus selected financial information for the first six months of fiscal 2019 from our consolidated statements of net income for the six months ended June 29, 2019:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Six Months Ended				% Change
	June 27, 2020	June 29, 2019	Increase/ (Decrease)	% Change	Constant Currency
Revenues, net	$734.0	$732.2	$1.8	0.2%	1.2%
Cost of revenues	328.3	315.4	12.9	4.1%	4.9%

Gross profit	405.7	416.8	(11.1)	(2.7%)	(1.6%)
Gross Margin %	55.3%	56.9%

Marketing expenses	159.8	164.2	(4.4)	(2.7%)	(1.9%)
Selling, general & administrative expenses	166.3	125.2	41.1	32.9%	33.7%
Goodwill impairment	3.7	—	3.7	100.0%	100.0%
Operating income	75.9	127.4	(51.5)	(40.4%)	(39.5%)
Operating Income Margin %	10.3%	17.4%

Interest expense	62.5	69.9	(7.4)	(10.6%)	(10.6%)
Other expense, net	0.4	0.7	(0.3)	(40.7%)	(40.7%)
Income before income taxes	12.9	56.7	(43.8)	(77.3%)	(75.3%)

Provision for income taxes	4.9	13.7	(8.8)	(64.0%)	(59.6%)
Net income	7.9	43.0	(35.1)	(81.6%)	(80.2%)
Net loss attributable to the noncontrolling interest	0.0	0.2	(0.1)	(88.3%)	(83.1%)

Net income attributable to WW International, Inc.	$7.9	$43.1	$(35.2)	(81.6%)	(80.3%)

Weighted average diluted shares outstanding	69.9	69.3	0.6	0.9%	0.9%
Diluted earnings per share	$0.11	$0.62	$(0.51)	(81.8%)	(80.4%)

Note: Totals may not sum due to rounding.

Certain results for the first six months of fiscal 2020 are adjusted to exclude the impact of the $32.7 million one-time stock compensation expense associated with the previously disclosed option granted to Ms. Winfrey in connection with the Company extending its partnership with Ms. Winfrey, the $11.2 million of charges associated with our previously disclosed 2020 organizational restructuring plan and the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the first six months ended June 27, 2020 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Six Months of Fiscal 2020	$405.7	55.3%	$75.9	10.3%
Adjustments to reported amounts (1)
Winfrey Stock Compensation expense	—		32.7
2020 restructuring charges	6.5		11.2
Goodwill impairment	—		3.7
Total adjustments (1)	6.5		47.6
First Six Months of Fiscal 2020, as adjusted (1)	$412.2	56.2%	$123.4	16.8%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first six months of fiscal 2020 to exclude the impact of the $32.7 million ($24.4 million after tax) Winfrey Stock Compensation expense, the $11.2 million ($8.3 million after tax) of 2020 restructuring charges and the $3.7 million ($2.7 million after tax) goodwill impairment charge. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first six months of fiscal 2020 were $734.0 million, an increase of $1.8 million, or 0.2%, versus the first six months of fiscal 2019. Excluding the impact of foreign currency, which negatively impacted our revenues for the first six months of fiscal 2020 by $7.1 million, revenues in the first six months of fiscal 2020 would have increased 1.2% versus the prior year period. This increase was driven primarily by revenue growth in North America and Continental Europe, including revenue received in connection with the WW Presents: Oprah’s 2020 Vision tour. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first six months of fiscal 2020 increased $12.9 million, or 4.1%, versus the prior year period. Excluding the impact of $6.5 million of 2020 restructuring charges, total cost of revenues in the first six months of fiscal 2020 would have increased by 2.0%, or 2.9% on a constant currency basis, versus the prior year period. Gross profit decreased $11.1 million, or 2.7%, in the first six months of fiscal 2020 compared to the first six months of fiscal 2019. Excluding the impact of foreign currency, which negatively impacted gross profit for the first six months of fiscal 2020 by $4.4 million, gross profit in the first six months of fiscal 2020 would have decreased 1.6% versus the prior year period. Excluding the impact of $6.5 million of 2020 restructuring charges, gross profit in the first six months of fiscal 2020 would have decreased by 1.1%, or would have been flat on a constant currency basis, versus the prior year period. Gross margin decreased to 55.3% in the first six months of fiscal 2020 as compared to 56.9% in the prior year period. Excluding the impact of $6.5 million of 2020 restructuring charges, gross margin in the first six months of fiscal 2020 would have decreased 0.8% to 56.2% versus the prior year period. Gross margin decline was driven by the net profit from the WW Presents: Oprah’s 2020 Vision tour as a percentage of revenue, almost fully offset by a mix shift to our higher margin Digital business.

Marketing

Marketing expenses for the first six months of fiscal 2020 decreased $4.4 million, or 2.7%, versus the first six months of fiscal 2019. Excluding the impact of foreign currency, which decreased marketing expenses for the first six months of fiscal 2020 by $1.3 million, marketing expenses in the first six months of fiscal 2020 would have decreased 1.9% versus the first six months of fiscal 2019. This decrease in marketing expenses was largely due to decreased TV production and agency fees globally. Marketing expenses as a percentage of revenue decreased to 21.8% in the first six months of fiscal 2020 as compared to 22.4% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first six months of fiscal 2020 increased $41.1 million, or 32.9%, versus the first six months of fiscal 2019. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first six months of fiscal 2020 by $1.0 million, selling, general and administrative expenses in the first six months of fiscal 2020 would have increased 33.7% versus the prior year period. Excluding the impact of the $32.7 million Winfrey Stock Compensation expense and $4.7 million of 2020 restructuring charges, selling, general and administrative expenses in the first six months of fiscal 2020 would have increased by 3.0%, or 3.8% on a constant currency basis, versus the prior year period. The increase in selling, general and administrative expenses in the first six months of fiscal 2020 was driven primarily by higher salary and related costs versus the prior year period. Selling, general and administrative expenses as a percentage of revenue increased to 22.7% in the first six months of fiscal 2020 as compared to 17.1% in the prior year period.

Impairment

In performing our interim impairment analysis for our Brazil reporting unit, we determined that, based on the fair values calculated, the carrying amount of goodwill related to our Brazil reporting unit exceeded our fair value and recorded an impairment charge of $3.7 million for the first six months of fiscal 2020.

Operating Income

Operating income in the first six months of fiscal 2020 decreased $51.5 million, or 40.4%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted operating income for the first six months of fiscal 2020 by $1.2 million, operating income in the first six months of fiscal 2020 would have decreased 39.5% versus the prior year period. Excluding the impact of the $32.7 million Winfrey Stock Compensation expense, the $11.2 million of 2020 restructuring charges and the $3.7 million goodwill impairment charge related to our Brazil reporting unit, operating income in the first six months of fiscal 2020 would have decreased by 3.1%, or 1.4% on a constant currency basis, versus the prior year period. This decrease in operating income was driven primarily by the decrease in gross profit and increase in selling, general and administrative expenses, partially offset by the decrease in marketing expenses, as compared to the prior year period. Operating income margin in the first six months of fiscal 2020 decreased 7.1% to 10.3% versus 17.4% in the first six months of fiscal 2019. Excluding the impact of the Winfrey Stock Compensation expense, 2020 restructuring charges and goodwill impairment, operating income margin in the first six months of fiscal 2020 would have decreased by 0.6%, or 0.5% on a constant currency basis, versus the prior year period. This decrease in operating income margin was driven primarily by a decrease in the gross margin and by an increase in selling, general and administrative expenses as a percentage of revenue, partially offset by a decrease in marketing as a percentage of revenue.

Interest Expense

Interest expense in the first six months of fiscal 2020 decreased $7.4 million, or 10.6%, versus the first six months of fiscal 2019. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2020 and the first six months of fiscal 2019 and excluding the impact of our interest rate swaps then in effect, decreased to 6.97% per annum at the end of the first six months of fiscal 2020 from 8.17% per annum at the end of the first six months of fiscal 2019. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2020 and the first six months of fiscal 2019, decreased to 7.52% per annum at the end of the first six months of fiscal 2020 from 7.97% per annum at the end of the first six months of fiscal 2019. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.3 million in the first six months of fiscal 2020 to $0.4 million of expense as compared to $0.7 million of expense in the prior year period.

Tax

Our effective tax rate for the first six months of fiscal 2020 was 38.4% as compared to 24.2% for the first six months of fiscal 2019. The tax expense for the first six months of fiscal 2020 was impacted by an impairment of our Brazil reporting unit which has a full valuation allowance and tax reserves related to a foreign income tax audit, partially offset by a tax windfall from stock compensation. For the first six months of fiscal 2020, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense related to GILTI, state income tax expense and tax expense from income earned in foreign jurisdictions. For the first six months of fiscal 2019, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense related to GILTI and state income tax expense, partially offset by tax benefits related to the reversal of tax reserves no longer needed, FDII and the cessation of certain publishing operations.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to modifications to the net interest deduction limitation, net operating loss carryforward rules, refundable payroll tax credits and deferment of the employer portion of certain payroll taxes.

On July 20, 2020, the U.S. Treasury Department released final regulations under Internal Revenue Code Section 951A (TD 9902) permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax.  We are currently assessing the impact of the new legislation, in conjunction with the CARES Act, and believe the overall impact will benefit our fiscal 2020 effective tax rate.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first six months of fiscal 2020 reflected a $35.2 million, or 81.6%, decrease from the first six months of fiscal 2019. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the first six months of fiscal 2020 by $0.6 million, net income attributable to the Company in the first six months of fiscal 2020 would have decreased 80.3% from the first six months of fiscal 2019. Net income attributable to the Company in the first six months of fiscal 2020 included a $24.4 million impact from the Winfrey Stock Compensation expense, an $8.3 million impact from 2020 restructuring charges and a $2.7 million impact from the goodwill impairment charge related to our Brazil reporting unit.

EPS in the first six months of fiscal 2020 was $0.11 compared to $0.62 in the first six months of fiscal 2019. EPS for the first six months of fiscal 2020 included a $0.35 impact from the Winfrey Stock Compensation expense, a $0.12 impact from 2020 restructuring charges and a $0.04 impact from the goodwill impairment charge related to our Brazil reporting unit. EPS for the first six months of fiscal 2019 included a $0.07 expense in connection with our previously disclosed 2019 organizational realignment.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first six months of fiscal 2020 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Half of 2020
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$431.2	$80.0	$511.2	$431.9	$80.0	$511.9	83.5	2,722.1	3,209.2
CE	136.7	21.1	157.8	139.9	21.6	161.6	32.5	1,059.9	1,272.6
UK	34.3	10.5	44.8	35.1	10.7	45.8	10.5	361.4	383.7
Other (1)	15.4	4.8	20.2	16.9	4.9	21.8	2.9	101.8	97.6
Total	$617.7	$116.3	$734.0	$623.8	$117.3	$741.1	129.3	4,245.3	4,963.1

	% Change First Half of 2020 vs. First Half of 2019
North America	(1.1%)	15.1%	1.1%	(1.0%)	15.2%	1.2%	8.4%	6.4%	9.1%
CE	4.0%	(4.5%)	2.8%	6.5%	(2.1%)	5.3%	10.6%	12.7%	11.9%
UK	(5.2%)	(19.1%)	(8.9%)	(2.8%)	(17.5%)	(6.7%)	1.1%	8.3%	(0.9%)
Other (1)	(8.0%)	(33.2%)	(15.5%)	0.6%	(31.1%)	(8.9%)	3.3%	1.8%	(5.0%)
Total	(0.5%)	4.2%	0.2%	0.5%	5.0%	1.2%	8.2%	8.0%	8.6%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Half of 2020
	Digital Subscription Revenues		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$232.3	$232.6	59.9	1,870.5	2,475.4	$199.0	$199.2	23.6	851.6	733.9
CE	97.3	99.6	26.9	863.4	1,104.7	39.4	40.3	5.6	196.6	167.8
UK	15.1	15.5	5.9	189.7	249.9	19.1	19.6	4.6	171.8	133.8
Other (1)	7.7	8.4	1.8	61.4	69.7	7.7	8.5	1.0	40.4	27.9
Total	$352.5	$356.2	94.5	2,984.9	3,899.7	$265.2	$267.6	34.8	1,260.4	1,063.4

	% Change First Half of 2020 vs. First Half of 2019
North America	15.2%	15.4%	18.2%	13.5%	24.0%	(15.2%)	(15.1%)	(10.4%)	(6.4%)	(22.3%)
CE	16.2%	18.9%	16.2%	18.2%	20.8%	(17.3%)	(15.3%)	(10.2%)	(6.4%)	(24.8%)
UK	12.9%	15.9%	18.5%	18.5%	28.1%	(16.0%)	(13.9%)	(14.9%)	(1.0%)	(30.3%)
Other (1)	9.6%	19.4%	17.3%	11.0%	17.4%	(20.7%)	(13.0%)	(14.8%)	(9.5%)	(35.8%)
Total	15.3%	16.5%	17.6%	15.1%	23.2%	(15.7%)	(15.0%)	(11.1%)	(5.8%)	(24.2%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the first six months of fiscal 2020 versus the prior year period was driven by an increase in product sales and other, partially offset by a decrease in Service Revenues. This decrease in Service Revenues in the first six months of fiscal 2020 versus the prior year period was driven by a decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the second quarter of fiscal 2020 driven by the closure of our studios as a result of the COVID-19 pandemic. The increase in North America Total Paid Weeks in the first six months of fiscal 2020 was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in the first six months of fiscal 2020 versus the prior year period. Higher Digital recruitments in the first six months of fiscal 2020 were driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year period.

The increase in North America product sales and other in the first six months of fiscal 2020 versus the prior year period was driven primarily by revenue received in connection with the WW Presents: Oprah’s 2020 Vision tour.

Continental Europe Performance

The increase in Continental Europe revenues in the first six months of fiscal 2020 versus the prior year period was driven by an increase in Service Revenues, partially offset by a decrease in product sales and other. This increase in Service Revenues in the first six months of fiscal 2020 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the second quarter of fiscal 2020 driven by the closure of our studios as a result of the COVID-19 pandemic. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in the first six months of fiscal 2020 versus the prior year period. Higher Digital recruitments in the first six months of fiscal 2020 were driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year period.

The decrease in Continental Europe product sales and other in the first six months of fiscal 2020 versus the prior year period was driven by a decrease in licensing, partially offset by an increase in product sales.

United Kingdom Performance

The decrease in UK revenues in the first six months of fiscal 2020 versus the prior year period was driven by both a decrease in product sales and other and a decrease in Service Revenues. This decrease in Service Revenues in the first six months of fiscal 2020 versus the prior year period was driven by a decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the second quarter of fiscal 2020 driven by the closure of our studios as a result of the COVID-19 pandemic. The increase in UK Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in the first six months of fiscal 2020 versus the prior year period. Higher Digital recruitments in the first six months of fiscal 2020 were driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year period.

The decrease in UK product sales and other in the first six months of fiscal 2020 versus the prior year period was driven primarily by a decrease in in-studio product sales.

Other Performance

The decrease in Other revenues in the first six months of fiscal 2020 versus the prior year period was driven by both a decrease in product sales and other and a decrease in Service Revenues. The decrease in Service Revenues in the first six months of fiscal 2020 versus the prior year period was driven primarily by the decrease in Studio + Digital Fees. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the second quarter of fiscal 2020 driven by the closure of our studios as a result of the COVID-19 pandemic.

The decrease in Other product sales and other in the first six months of fiscal 2020 versus the prior year period was driven primarily by a decrease in in-studio product sales and a decrease in franchise commissions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We currently believe that cash generated by operations, our cash on hand of approximately $150.4 million and our $173.8 million of availability under our Revolving Credit Facility at June 27, 2020 and our cost-savings initiative described below will provide us with sufficient liquidity to meet our obligations for the next twelve months. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

Due to the negative impact of COVID-19, and the uncertainty of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, we implemented a $100.0 million cost-savings initiative with respect to our cost structure. We undertook this initiative to proactively manage our liquidity so we can maintain flexibility to respond to evolving business and consumer conditions arising from the pandemic, as well as continue to fund investments in innovating our program and long-term debt obligations. In connection with this initiative, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity and the availability of our Revolving Credit Facility. While we have targeted $100.0 million of potential cost-savings measures, we may not be able to recognize all identified potential savings. Even if we are able to recognize the identified savings, the magnitude of our cost-savings initiative may be insufficient to address the evolving and uncertain economic impact of COVID-19 and resulting liquidity needs. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our Revolving Credit Facility, may be adversely affected. Additionally, in June 2020, we amended our Credit Agreement (as defined below) to relax the requirements of the financial maintenance covenant until the end of the second quarter of fiscal 2022 so as to provide additional flexibility for accessing liquidity available under our Revolving Credit Facility (as defined below).  See “—Liquidity and Capital Resources—Long-Term Debt—Senior Secured Credit Facilities” for additional details on this amendment.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	June 27,	December 28,	Increase/
	2020	2019	(Decrease)
	(in millions)
Total current assets	$277.6	$295.4	$(17.8)
Total current liabilities	371.4	394.1	(22.7)
Working capital deficit	(93.7)	(98.7)	(4.9)
Cash and cash equivalents	150.4	182.7	(32.3)
Current portion of long-term debt	96.3	96.3	0.0
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(147.9)	$(185.2)	$(37.3)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $37.3 million decrease in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	June 27,	December 28,	Increase/	Impact to Working
	2020	2019	(Decrease)	Capital Deficit
	(in millions)
Derivative payable	$34.7	$21.6	$13.1	$13.1
Portion of operating lease liabilities due within one year	$37.8	$33.2	$4.6	$4.6
Income taxes payable	$5.2	$3.6	$1.5	$1.5
Deferred revenue	$50.9	$60.6	$(9.7)	$(9.7)
Prepaid income taxes	$23.1	$8.4	$14.8	$(14.8)
Operational liabilities and other, net of assets	$34.7	$50.0	$(15.3)	$(15.3)
Accrued interest	$8.0	$24.6	$(16.7)	$(16.7)
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$(37.3)

Note: Totals may not sum due to rounding.

The increase in derivative payable was due to a change in fair value driven by the change in interest rates. The decrease in deferred revenue was driven primarily by an increase in promotional sign-up offers. The increase in prepaid income taxes was primarily related to an increase in interest expense carryforward utilization as a result of the CARES Act. The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by the timing of payments. The decrease in accrued interest was due to the timing of debt principal payments.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended:

	June 27, 2020	June 29, 2019
	(in millions)
Net cash provided by operating activities	$47.5	$79.8
Net cash used for investing activities	$(39.2)	$(23.7)
Net cash used for financing activities	$(41.0)	$(111.9)

Operating Activities

First Six Months of Fiscal 2020

Cash flows provided by operating activities of $47.5 million for the first six months of fiscal 2020 reflected a decrease of $32.3 million from $79.8 million of cash flows provided by operating activities in the first six months of fiscal 2019. The decrease in cash provided by operating activities was primarily the result of a decrease in net income attributable to the Company of $35.2 million in the first six months of fiscal 2020 as compared to the prior year period.

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

Investing Activities

First Six Months of Fiscal 2020

Net cash used for investing activities totaled $39.2 million in the first six months of fiscal 2020, an increase of $15.6 million as compared to the first six months of fiscal 2019. This increase was primarily attributable to higher capital expenditures in the first six months of fiscal 2020. In the first six months of fiscal 2020, we entered into a strategic collaboration agreement with ClassPass Inc. (“ClassPass”) and also invested $5.0 million in ClassPass’ recent $285.0 million Series E Preferred Stock funding round.

First Six Months of Fiscal 2019

Net cash used for investing activities totaled $23.7 million in the first six months of fiscal 2019, a decrease of $6.8 million as compared to the first six months of fiscal 2018. This decrease was primarily attributable to lower capital expenditures for technology in the first six months of fiscal 2019.

Financing Activities

First Six Months of Fiscal 2020

Net cash used for financing activities totaled $41.0 million in the first six months of fiscal 2020 primarily due to $38.5 million used for scheduled debt repayments under our Term Loan Facility. See “—Long-Term Debt” for additional details on debt.

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

The following schedule sets forth our long-term debt obligations at June 27, 2020:

Long-Term Debt

At June 27, 2020

(Balances in millions)

Balance
Term Loan Facility due November 29, 2024	$1,266.8
Notes due December 1, 2025	300.0
Total	1,566.8
Less: Current portion	96.3
Unamortized deferred financing costs	6.7
Unamortized debt discount	19.4
Total long-term debt	$1,444.4

Note: Totals may not sum due to rounding.

On November 29, 2017, we refinanced our then-existing credit facilities (referred to herein as the November 2017 debt refinancing) with proceeds received from $1,565.0 million in an aggregate principal amount of borrowings under our new credit facilities, consisting of a $1,540.0 million term loan facility and a $150.0 million revolving credit facility (of which $25.0 million was drawn upon at the time of the November 2017 debt refinancing) (collectively, as amended from time to time, referred to herein as the Credit Facilities) and proceeds received from $300.0 million in aggregate principal amount from the issuance of 8.625% Senior Notes due 2025, or the Notes. During the fourth quarter of fiscal 2017, we incurred fees of $53.8 million (which included $30.8 million of a debt discount) in connection with the November 2017 debt refinancing. In addition, we recorded a loss on early extinguishment of debt of $10.5 million in connection thereto. This early extinguishment of debt write-off was comprised of $5.7 million of deferred financing fees paid in connection with the November 2017 debt refinancing and $4.8 million of pre-existing deferred financing fees.

Senior Secured Credit Facilities

The Credit Facilities were issued under a new credit agreement, dated November 29, 2017, or, as amended from time to time, the Credit Agreement, among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan Chase, as administrative agent and an issuing bank, Bank of America, N.A., as an issuing bank, and Citibank, N.A., as an issuing bank. The Credit Facilities initially consisted of (1) $1,540.0 million in aggregate principal amount of senior secured tranche B term loans due in 2024, or the Term Loan Facility, and (2) a $150.0 million in an aggregate principal amount of commitments under a senior secured revolving credit facility (which included borrowing capacity available for letters of credit) due in 2022, or the Revolving Credit Facility.

On June 14, 2020, we entered into an amendment to the Credit Agreement, or the Credit Agreement Amendment, that provided for an increase in the aggregate principal amount of commitments under our Revolving Credit Facility by $25.0 million, providing us with $175.0 million in aggregate principal amount of commitments under the Revolving Credit Facility, and that included certain other amendments to the Credit Agreement, which among other things, relaxed the requirements of the financial maintenance covenant under the Credit Agreement until the end of the second fiscal quarter of 2022, as further detailed below.

On both May 31, 2019 and October 10, 2019, we made a voluntary prepayment at par of $50.0 million in an aggregate amount of our outstanding term loans under the Term Loan Facility. As a result of these prepayments, we wrote off deferred financing fees of $0.5 million in the aggregate in fiscal 2019.

As previously disclosed, on March 23, 2020, as a precautionary measure in light of the COVID-19 outbreak, we drew down $148.0 million in an aggregate principal amount under the Revolving Credit Facility in order to enhance our cash position and to provide additional financial flexibility. The revolver borrowing was classified as a short-term liability in connection with our monthly interest elections. We repaid $148.0 million in aggregate principal amount of borrowings under the Revolving Credit Facility on June 5, 2020.

As of June 27, 2020, we had $1,266.8 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of June 27, 2020.

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

Under the terms of the Credit Agreement, depending on our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement), on an annual basis on or about the time we are required to deliver our financial statements for any fiscal year, we are obligated to offer to prepay a portion of the outstanding principal amount of the Term Loan Facility in an aggregate amount determined by a percentage of our annual excess cash flow (as defined in the Credit Agreement) (said payment referred to herein as a Cash Flow Sweep).

Borrowings under the Term Loan Facility and, after giving effect to the Credit Agreement Amendment, the Revolving Credit Facility, in each case, bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid (except as otherwise described below), plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for an applicable margin for extensions of credit under the Revolving Credit Facility of 3.00% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. As of June 27, 2020, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for a commitment fee of 0.625% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. Based on our Consolidated First Lien Leverage Ratio as of June 27, 2020, the commitment fee was 0.35% per annum. Our Consolidated First Lien Leverage Ratio as of June 27, 2020 was 3.03:1.00.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 33 1/3% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of 3.75:1.00, provided, however, that the Credit Agreement Amendment increased the required Consolidated First Lien Leverage Ratio to 4.50:1.00, commencing with the second fiscal quarter of 2020 through the end of fiscal 2020, with a further step up to 5.00:1.00 for fiscal 2021, before stepping down to 4.50:1.00 for the first fiscal quarter of 2022, and again to 3.75:1.00, commencing with the second fiscal quarter of 2022 (such increases in the Consolidated First Lien Leverage Ratio and the timing applicable thereto, collectively, referred to herein as the Financial Covenant Relief Period. The Financial Covenant Relief Period is subject to our continued compliance with certain conditions, which include meeting a Consolidated First Lien Leverage Ratio of 3.75:1.00 with respect to certain types of investments, restricted payments and prepayments of junior debt during the Financial Covenant Relief Period. If at any time we expect that we will not be in compliance with the conditions of the Financial Covenant Relief Period, we expect we will reduce our extensions of credit under the Revolving Credit Facility to $58.3 million or less prior to the last day of such fiscal quarter so that we are not required to comply with the conditions of the Financial Covenant Relief Period. In any such event, we would be able to reborrow the full amount under the Revolving Credit Facility subsequent to such fiscal quarter end given that the applicable Consolidated First Lien Leverage Ratio to be tested during the Financial Covenant Relief Period is only tested as of the last day of each fiscal quarter.

As of June 27, 2020, we were in compliance with all applicable financial covenants and the applicable Consolidated First Lien Leverage Ratio in the Credit Agreement governing the Revolving Credit Facility though we were not required to comply at such time.

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

Outstanding Debt

At June 27, 2020, we had $1,566.8 million outstanding under the Credit Facilities and the Notes, consisting of borrowings under the Term Loan Facility of $1,266.8 million, $0.0 million drawn down on the Revolving Credit Facility and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At June 27, 2020 and December 28, 2019, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 12 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.12% and 8.08% per annum at June 27, 2020 and December 28, 2019, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 7.37% and 7.59% per annum at June 27, 2020 and December 28, 2019, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at June 27, 2020:

Total Debt Obligation

(Including Current Portion)

At June 27, 2020

(in millions)

Remainder of fiscal 2020	$57.8
Fiscal 2021	$77.0
Fiscal 2022	$77.0
Fiscal 2023	$77.0
Fiscal 2024	$978.0
Fiscal 2025 and thereafter	$300.0
Total	$1,566.8

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At June 27, 2020 and June 29, 2019, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a loss of $24.9 million and $14.7 million, respectively. At June 27, 2020 and June 29, 2019, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $15.3 million and $12.0 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the six months ended June 27, 2020 and June 29, 2019, we repurchased no shares of our common stock under this program or otherwise.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, 2020 restructuring charges and goodwill impairment.

The table below sets forth the reconciliation for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net loss, the most comparable GAAP financial measure, for the three and six months ended June 27, 2020 and June 29, 2019, and EBITDAS and Adjusted EBITDAS to net income for the trailing twelve months ended June 27, 2020:

(in millions)

	Three Months Ended		Six Months Ended		Trailing Twelve
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	Months
Net income	$14.0	$53.8	$7.9	$43.1	$84.4
Interest	31.0	34.7	62.5	69.9	127.9
Taxes	5.6	16.6	4.9	13.7	22.7
Depreciation and amortization	12.8	11.3	25.0	22.7	47.3
Stock-based compensation	38.7	4.9	42.7	9.7	53.4
EBITDAS	$102.1	$121.3	$143.1	$159.2	$335.8
2020 restructuring charges	11.2	—	11.2	—	11.2
Goodwill impairment	—	—	3.7	—	3.7
Adjusted EBITDAS (1)	$113.3	$121.3	$157.9	$159.2	$350.7

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the three months ended June 27, 2020 to exclude the $11.2 million of 2020 restructuring charges and adjusts the consolidated statements of net income for the six months ended June 27, 2020 to exclude the $11.2 million of 2020 restructuring charges and the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of June 27, 2020, our net debt/Adjusted EBITDAS ratio was 4.0x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the six months ended:

(in millions)

June 27, 2020
Total debt	$1,566.8
Less: Unamortized deferred financing costs	6.7
Less: Unamortized debt discount	19.4
Less: Cash on hand	150.4
Net debt	$1,390.2

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 27, 2020, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2019 have not materially changed from December 28, 2019.

At the end of the second quarter of fiscal 2020, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 4.75%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of June 27, 2020, our interest rate swaps in effect had an aggregate notional amount of $750.0 million. Accordingly, as of June 27, 2020, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.7 million and a hypothetical 90 basis point decrease in interest rates would have decreased annual interest expense by approximately $0.0 million. This increase and decrease is driven primarily by the interest rate applicable to our Term Loan Facility and the LIBOR Floor, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2020, the end of the second quarter of fiscal 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the second quarter of fiscal 2020, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Between March and July 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. The allegations in the demands relate to those contained in the ongoing securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors has created a special committee to investigate and evaluate the claims made in the demands. In addition, four derivative complaints were filed, each making allegations against certain of the Company’s officers and directors and/or Artal and certain of its affiliates. First, on June 13, 2019, a shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. Second, on July 23, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. Third, on October 25, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. Finally, on December 16, 2019, a shareholder derivative complaint was filed in New York Supreme Court against certain of the Company’s officers and directors, and Artal and certain of its affiliates, alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. This action and the derivative action filed October 25, 2019 have each been stayed pending a decision on the defendants’ motion to dismiss the securities class action. The Company believes that these actions are without merit and intends to vigorously defend them.

Member Class Action Matters

Two substantially similar class action complaints were filed by individual Studio + Digital members against the Company in the United States District Court for the Southern District of New York in May 2020 (referred to herein as the New York Matter) and the Superior Court of California in Ventura County in June 2020 (referred to herein as the California Matter, and together with the New York Matter, referred to herein as the 2020 Class Actions). The complaints were filed on behalf of all Studio + Digital members nationwide and regard the fees charged for Studio + Digital memberships since the temporary replacement of in-person workshops with virtual workshops in March 2020 in response to the COVID-19 pandemic. The complaints allege that the Company’s decision to charge its members the full Studio + Digital membership fee while only providing a virtual experience violated state consumer protection laws in New York and/or California, as applicable, and gave rise to claims for breach of contract, fraud, and other tort causes of action based on the same factual allegations that are the basis for the breach of contract claim. The plaintiffs seek to recover damages plus injunctive relief to enjoin the Company from engaging in similar conduct in the future on behalf of the class members. The Company believes that the 2020 Class Actions are without merit and intends to vigorously defend them. The Company filed a notice to remove the California Matter to the United States District Court for the Central District of California on July 30, 2020 and a motion to dismiss the New York Matter on August 3, 2020.

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

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2019 other than as disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2020, and as updated below.

The global outbreak of the COVID-19 virus is adversely impacting, and will continue to adversely impact, our business and may adversely impact our liquidity.

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

While we have taken steps to address the risks and impact of the COVID-19 pandemic, as a result of the pandemic, we have experienced significant disruption to our business, including with respect to decreases in member recruitment. While the recruitment disruption was temporary in our Digital business, it has been more pronounced and sustained in our Studio + Digital business, in part due to our suspension in mid-March of our in-person workshops. Our member retention in both our Digital and Studio + Digital businesses may also be significantly negatively impacted by the pandemic.

Following the suspension of our in-person workshops, we rapidly transitioned these workshops to an entirely virtual experience. In June 2020, we began a phased re-opening with reduced operations of a limited number of our studio locations. However, during these uncertain times, we may need to close re-opened studios or may not be able to open studios as planned. We continue to offer virtual workshops, which may not be successful in meeting the needs or preferences of many of our members, employees and the communities in which we operate. This may result in further decreases in our recruitment as well as a significant decrease in our retention of members. The suspension of our workshops has and will continue to adversely impact our in-studio product sales. We cannot predict how long these suspensions will continue as federal, state, local and foreign authorities and public health officials have adopted numerous mitigation measures to address the spread of the virus, including temporary closure requirements with respect to non-essential business operations (including our workshops) to discourage people from congregating. The duration of these requirements will also likely vary by jurisdiction. The decision to resume in-person workshops has been and will continue to be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences and the protection of the health and safety of our employees and members, and there is substantial uncertainty regarding the manner and timing of any resumption of our in-person workshops. We may face longer closure requirements than expected and other operational restrictions with respect to some or all of our studio and other physical locations due to, among other factors, evolving and stringent federal, state, local and foreign restrictions including social distancing requirements.

Even as we are able to re-open closed studio locations and resume in-person workshops, changes in consumer behavior, including willingness to meet in groups, increasing unemployment levels and associated changes in household income, as well as health concerns may impact consumer demand for our products, customer traffic at our studio locations and recruitment and retention of members in both our Digital and Studio + Digital businesses. A number of our members may be more concerned with maintaining social distancing for a longer period if they perceive themselves to be a part of a higher at-risk group for complications arising from COVID-19. We may also find it more difficult to staff our business operations. The perceived risk of infection or health risk may adversely affect traffic to our studio locations and, in turn, our business, liquidity, financial condition and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for a significant amount of time. In addition, government requirements may increase our operating costs on a studio-by-studio basis as a studio location re-opens due to, among other things, social distancing requirements and costs associated with increased cleaning and other sanitary or protective measures. As part of our active planning to best meet our members’ and consumers’ needs as COVID-related restrictions are lifted and as we continue our digital transformation, we are consolidating certain of our studios into branded studio locations and are also closing certain branded studio locations. As a result, we will incur costs associated with our real estate realignment. The decision to re-open a studio location, if at all, or consolidate studio locations, will be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences, changes in consumer behavior, and the protection of the health and safety of our employees and members, and will be dependent on aligning with our digital and brand strategy. We may not be able to successfully control our studio environments and realize the intended business advantages of maintaining a select group of studio locations, which could adversely affect our Studio + Digital business and results of operations.

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

Due to the negative impact of COVID-19, and the uncertainty of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, we implemented a $100.0 million cost-savings initiative with respect to our cost structure. In connection with this initiative, we instituted a number of measures throughout our operations to mitigate such expenses and reduce costs as well as ensure liquidity and the availability of our Revolving Credit Facility. While we have targeted $100.0 million of potential cost-savings measures, we may not be able to recognize all identified potential savings. Even if we are able to recognize the identified savings, the magnitude of our cost-savings initiative may be insufficient to address the evolving and uncertain economic impact of COVID-19 and resulting liquidity needs. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our Revolving Credit Facility, may be adversely affected.

While emerging and evolving regulations impact our effective tax rate, and while we anticipate receiving certain benefits thereunder in the future, given the uncertainty of the regulatory environment, we cannot predict with certainty whether we will receive any such benefits in the future, or the extent to which we will receive such benefits, if at all.

If we are unable to generate sufficient cash or to access liquidity at the time and on terms we may require, we may encounter difficulty funding our business requirements including debt repayments when due. We may not be able to access liquidity, including our Revolving Credit Facility, or the terms and conditions of available credit may be substantially more expensive than previously expected due to changes in our operating results and general financial conditions and credit markets. We may require waivers or amendments to our existing long-term debt and these requirements may trigger pricing increases from lenders for available credit. Reductions in our liquidity position and the need to use capital for other day to day requirements of our business may affect a number of our business initiatives and long-term investments and as a result we may be required to curtail and/or postpone business investments as well as other initiatives that require capital investment.

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

We are accelerating our strategic digital transformation. This acceleration began with the launch of virtual workshops in March 2020 when we suspended our in-person workshops in response to COVID-19. We expect to continue to evolve our virtual experience and offerings for our members. For example, we continue to work towards the launch of a new digitally-enabled, community-focused and coach-led offering later this year, which will reflect learnings from our current virtual workshops and ongoing test pilots. We are reallocating certain resources and will incur additional costs to support this acceleration. This transition to more virtual experiences may not be successful in meeting the needs or preferences of many of our current or potential members. As a result, we may experience decreases in our recruitment and retention of members, or increased member cancellations. Additionally, we may also find it difficult to transition our coaches from in-person coaching to virtual coaching, which may negatively affect our ability to properly staff virtual workshops with experienced coaches. We may not be able to successfully launch our new virtual or other digital offerings and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages of our digital transformation. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate, including as a result of the impact of COVID-19, and may adversely impact our ability to successfully implement this digital strategy. If these or other factors limit our ability to successfully execute this strategic initiative, our business, financial conditions or results of operations may be adversely impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS
Exhibit Number	Description

**Exhibit 10.1

Incremental Amendment No. 1, dated as of June 14, 2020, to the Credit Agreement, dated as of November 29, 2017, among WW International, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and an Issuing Bank, Bank of America, N.A., as an Issuing Bank and Citibank, N.A., as an Issuing Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on June 15, 2020 (File No. 001-16769), and incorporated herein by reference).

†*Exhibit 10.2	2020 Form of Term Sheet for Employee Stock Option Awards and 2020 Form of Terms and Conditions for Employee Stock Option Awards.

†*Exhibit 10.3	2020 Form of Term Sheet for Employee Stock Option Awards and 2020 Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Annual Equity Award).

*Exhibit 31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: August 4, 2020	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2020	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer, Operating Officer, North America and President, Emerging Markets (Principal Financial Officer)