Form 10-Q
period 2020-09-26
WW INTERNATIONAL, INC.
filed 2020-10-29
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

The number of shares of common stock outstanding as of October 22, 2020 was 68,093,574.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	September 26,	December 28,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$204,397	$182,736
Receivables (net of allowances: September 26, 2020 - $2,003 and December 28, 2019 - $1,813)	36,377	30,519
Inventories	33,298	27,204
Prepaid income taxes	20,783	8,395
Prepaid marketing and advertising	3,751	15,954
Prepaid expenses and other current assets	22,798	30,582
TOTAL CURRENT ASSETS	321,404	295,390
Property and equipment, net	57,306	54,066
Operating lease assets	131,777	151,983
Franchise rights acquired	751,664	753,445
Goodwill	152,791	157,916
Other intangible assets, net	59,606	59,031
Deferred income taxes	12,487	14,319
Other noncurrent assets	15,974	12,164
TOTAL ASSETS	$1,503,009	$1,498,314
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$96,250	$96,250
Portion of operating lease liabilities due within one year	35,101	33,236
Accounts payable	27,565	29,064
Salaries and wages payable	50,781	66,656
Accrued marketing and advertising	8,561	14,815
Accrued interest	14,343	24,637
Other accrued liabilities	45,387	43,558
Derivative payable	32,542	21,597
Income taxes payable	5,807	3,644
Deferred revenue	48,012	60,613
TOTAL CURRENT LIABILITIES	364,349	394,070
Long-term debt, net	1,426,580	1,479,920
Long-term operating lease liabilities	110,034	128,464
Deferred income taxes	175,938	175,235
Other	7,259	2,446
TOTAL LIABILITIES	2,084,160	2,180,135
Redeemable noncontrolling interest	3,599	3,722
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 120,649 shares issued at September 26, 2020 and 120,352 shares issued at December 28, 2019	0	0
Treasury stock, at cost, 52,626 shares at September 26, 2020 and 52,933 shares at December 28, 2019	(3,146,011)	(3,158,274)
Retained earnings	2,596,926	2,500,083
Accumulated other comprehensive loss	(35,665)	(27,352)
TOTAL DEFICIT	(584,750)	(685,543)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,503,009	$1,498,314

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Service revenues, net	$282,310	$298,041	$899,964	$918,535
Product sales and other, net	38,389	50,526	154,733	162,219
Revenues, net	320,699	348,567	1,054,697	1,080,754
Cost of services	99,485	122,374	343,056	373,452
Cost of product sales and other	31,118	31,424	115,882	95,771
Cost of revenues	130,603	153,798	458,938	469,223
Gross profit	190,096	194,769	595,759	611,531
Marketing expenses	38,262	36,327	198,090	200,543
Selling, general and administrative expenses	59,192	63,713	225,509	188,889
Goodwill impairment	0	0	3,665	0
Operating income	92,642	94,729	168,495	222,099
Interest expense	29,735	33,118	92,281	103,045
Other (income) expense, net	(211)	1,460	230	2,201
Income before income taxes	63,118	60,151	75,984	116,853
Provision for income taxes	8,604	13,123	13,546	26,834
Net income	54,514	47,028	62,438	90,019
Net loss attributable to the noncontrolling interest	11	58	30	214
Net income attributable to WW International, Inc.	$54,525	$47,086	$62,468	$90,233
Earnings per share attributable to WW International, Inc.
Basic	$0.80	$0.70	$0.92	$1.34
Diluted	$0.78	$0.68	$0.89	$1.30
Weighted average common shares outstanding
Basic	68,013	67,298	67,697	67,129
Diluted	70,002	69,617	69,936	69,364

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net income	$54,514	$47,028	$62,438	$90,019
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	4,004	(2,983)	(827)	532
Income tax (expense) benefit on foreign currency translation gain (loss)	(1,017)	757	215	(135)
Foreign currency translation gain (loss), net of taxes	2,987	(2,226)	(612)	397
Gain (loss) on derivatives	2,125	(4,251)	(10,467)	(22,431)
Income tax (expense) benefit on gain (loss) on derivatives	(541)	1,078	2,673	5,689
Gain (loss) on derivatives, net of taxes	1,584	(3,173)	(7,794)	(16,742)
Total other comprehensive gain (loss)	4,571	(5,399)	(8,406)	(16,345)
Comprehensive income	59,085	41,629	54,032	73,674
Net loss attributable to the noncontrolling interest	11	58	30	214
Foreign currency translation (gain) loss, net of taxes attributable to the noncontrolling interest	(1)	44	93	38
Comprehensive loss attributable to the noncontrolling interest	10	102	123	252
Comprehensive income attributable to WW International, Inc.	$59,095	$41,731	$54,155	$73,926

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended September 26, 2020	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at June 27, 2020	$3,609	120,649	$0	52,669	$(3,147,758)	$(40,235)	$2,538,840	$(649,153)
Comprehensive income (loss)	(10)					4,570	54,525	59,095
Issuance of treasury stock under stock plans				(43)	1,747		(2,468)	(721)
Compensation expense on share- based awards							6,029	6,029
Balance at September 26, 2020	$3,599	120,649	$0	52,626	$(3,146,011)	$(35,665)	$2,596,926	$(584,750)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Nine Months Ended September 26, 2020	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 28, 2019	$3,722	120,352	$0	52,933	$(3,158,274)	$(27,352)	$2,500,083	$(685,543)
Comprehensive income (loss)	(123)					(8,313)	62,468	54,155
Issuance of treasury stock under stock plans				(307)	12,263		(16,372)	(4,109)
Compensation expense on share- based awards							48,680	48,680
Issuance of common stock		297					2,067	2,067
Balance at September 26, 2020	$3,599	120,649	$0	52,626	$(3,146,011)	$(35,665)	$2,596,926	$(584,750)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended September 28, 2019	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at June 29, 2019	$3,763	120,352	$0	53,089	$(3,164,409)	$(26,709)	$2,420,958	$(770,160)
Comprehensive income (loss)	(102)					(5,355)	47,086	41,731
Issuance of treasury stock under stock plans				(43)	1,633		(2,049)	(416)
Compensation expense on share- based awards							5,243	5,243
Balance at September 28, 2019	$3,661	120,352	$0	53,046	$(3,162,776)	$(32,064)	$2,471,238	$(723,602)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Nine Months Ended September 28, 2019	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 29, 2018	$3,913	120,352	$0	53,396	$(3,175,624)	$(15,757)	$2,382,438	$(808,943)
Comprehensive income (loss)	(252)					(16,307)	90,233	73,926
Issuance of treasury stock under stock plans				(350)	12,848		(16,360)	(3,512)
Compensation expense on share- based awards							14,927	14,927
Balance at September 28, 2019	$3,661	120,352	$0	53,046	$(3,162,776)	$(32,064)	$2,471,238	$(723,602)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Operating activities:
Net income	$62,438	$90,019
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,402	33,543
Amortization of deferred financing costs and debt discount	6,614	6,876
Goodwill impairment	3,665	0
Share-based compensation expense	48,680	14,927
Deferred tax provision (benefit)	5,302	(5,631)
Allowance for doubtful accounts	(77)	(140)
Reserve for inventory obsolescence	11,978	6,898
Foreign currency exchange rate loss	847	1,793
Changes in cash due to:
Receivables	(5,602)	944
Inventories	(16,470)	(6,064)
Prepaid expenses	7,115	33,299
Accounts payable	2,966	1,337
Accrued liabilities	(31,321)	(17,812)
Deferred revenue	(12,836)	5,535
Other long term assets and liabilities, net	4,895	(1,114)
Income taxes	1,828	(12,729)
Cash provided by operating activities	127,424	151,681
Investing activities:
Capital expenditures	(20,469)	(10,479)
Capitalized software expenditures	(22,189)	(24,082)
Other items, net	(5,094)	244
Cash used for investing activities	(47,752)	(34,317)
Financing activities:
Net (payments) borrowings on revolver	0	0
Payments on long-term debt	(57,750)	(107,750)
Taxes paid related to net share settlement of equity awards	(4,953)	(4,796)
Proceeds from stock options exercised	2,364	475
Other items, net	(623)	(350)
Cash used for financing activities	(60,962)	(112,421)
Effect of exchange rate changes on cash and cash equivalents	2,951	(2,755)
Net increase in cash and cash equivalents	21,661	2,188
Cash and cash equivalents, beginning of period	182,736	236,974
Cash and cash equivalents, end of period	$204,397	$239,162

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. For example, the global outbreak of the coronavirus (COVID-19) has had and will continue to have a significant adverse impact on the Company’s business as well as on the business environment and the markets in which it operates. This global health crisis has also had a significant adverse effect on overall economic conditions and the Company expects consumer demand to continue to be negatively impacted due to changes in consumer behavior and confidence and health concerns. The situation remains dynamic and subject to rapid and possibly significant change, with the United States and other countries continuing to struggle with rolling outbreaks of the virus. Accordingly, the full extent of the magnitude and duration of the negative impact to the Company’s business from the COVID-19 pandemic cannot be predicted with certainty. The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing its Quarterly Report on Form 10-Q quarterly financial statements. These assumptions and estimates may change, as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity. The consolidated financial statements include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

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

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of September 26, 2020. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at the implementation of the lease accounting standard, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s operating and finance leases are primarily for its studios, corporate offices, data centers and certain equipment, including automobiles.

At September 26, 2020 and December 28, 2019, the Company’s lease assets and lease liabilities were as follows:

	September 26, 2020	December 28, 2019
Assets:
Operating lease assets	$131,777	$151,983
Finance lease assets	240	259
Total leased assets	$132,017	$152,242

Liabilities:
Current
Operating	$35,101	$33,236
Finance	112	126
Noncurrent
Operating	$110,034	$128,464
Finance	92	96
Total lease liabilities	$145,339	$161,922

For the three and nine months ended September 26, 2020 and September 28, 2019, the components of the Company’s lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Operating lease cost:
Fixed lease cost	$12,040	$12,906	$37,181	$38,641
Variable lease cost	0	0	(4)	0
Total operating lease cost	$12,040	$12,906	$37,177	$38,641
Finance lease cost:
Amortization of leased assets	42	132	148	350
Interest on lease liabilities	3	4	9	17
Total finance lease cost	$45	$136	$157	$367
Total lease cost	$12,085	$13,042	$37,334	$39,008

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At September 26, 2020 and December 28, 2019, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	September 26, 2020	December 28, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	6.91	7.06
Finance leases	2.36	2.43

Weighted Average Discount Rate
Operating leases	6.90	7.02
Finance leases	5.56	5.97

The Company’s leases have remaining lease terms of 0 to 12 years with a weighted average lease term of 6.91 years as of September 26, 2020.

At September 26, 2020, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2020	$11,670	$38	$11,708
2021	41,296	90	41,386
2022	29,884	59	29,943
2023	21,577	26	21,603
2024	16,165	5	16,170
Thereafter	65,922	0	65,922
Total lease payments	$186,514	$218	$186,732
Less imputed interest	41,379	14	41,393
Present value of lease liabilities	$145,135	$204	$145,339

Supplemental cash flow information related to leases for the nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$37,123	$38,664
Operating cash flows from finance leases	$9	$17
Financing cash flows from finance leases	$148	$350

Leased assets obtained in exchange for new operating lease liabilities	$9,281	$26,270
Leased assets obtained in exchange for new finance lease liabilities	$127	$105

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

5.	Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Digital Subscription Revenues	$188,731	$153,940	$541,197	$459,764
Studio + Digital Fees	93,579	144,101	358,767	458,771
Service Revenues, net	$282,310	$298,041	$899,964	$918,535
Product sales and other, net	38,389	50,526	154,733	162,219
Revenues, net	$320,699	$348,567	$1,054,697	$1,080,754

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended September 26, 2020
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$122,120	$53,230	$9,227	$4,154	$188,731
Studio + Digital Fees	69,111	14,288	7,515	2,665	93,579
Service Revenues, net	$191,231	$67,518	$16,742	$6,819	$282,310
Product sales and other, net	23,964	8,993	3,730	1,702	38,389
Revenues, net	$215,195	$76,511	$20,472	$8,521	$320,699

	Three Months Ended September 28, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$101,579	$42,230	$6,608	$3,523	$153,940
Studio + Digital Fees	108,338	20,644	10,733	4,386	144,101
Service Revenues, net	$209,917	$62,874	$17,341	$7,909	$298,041
Product sales and other, net	33,767	8,264	5,592	2,903	50,526
Revenues, net	$243,684	$71,138	$22,933	$10,812	$348,567

	Nine Months Ended September 26, 2020
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$354,391	$150,572	$24,374	$11,860	$541,197
Studio + Digital Fees	268,086	53,665	26,645	10,371	358,767
Service Revenues, net	$622,477	$204,237	$51,019	$22,231	$899,964
Product sales and other, net	103,949	30,084	14,219	6,481	154,733
Revenues, net	$726,426	$234,321	$65,238	$28,712	$1,054,697

	Nine Months Ended September 28, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$303,190	$125,999	$20,019	$10,556	$459,764
Studio + Digital Fees	342,896	68,274	33,493	14,108	458,771
Service Revenues, net	$646,086	$194,273	$53,512	$24,664	$918,535
Product sales and other, net	103,255	30,350	18,556	10,058	162,219
Revenues, net	$749,341	$224,623	$72,068	$34,722	$1,080,754

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 28, 2019	$60,613	$54
Net decrease during the period	(12,601)	(4)
Balance as of September 26, 2020	$48,012	$50

Revenue recognized from amounts included in current deferred revenue as of December 28, 2019 was $59,898 for the nine months ended September 26, 2020. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $50 and $54 at September 26, 2020 and December 28, 2019, respectively, for revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.
6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended September 26, 2020, the change in the carrying value of franchise rights acquired was primarily due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978 and the Company’s acquisitions of WW.com, Inc. (formerly known as WeightWatchers.com, Inc.) in 2005, the Company’s franchised territories and the majority interest in Vigilantes do Peso Marketing Ltda. For the nine months ended September 26, 2020, the change in the carrying amount of goodwill was due to the impairment charge of the Company’s Brazil reporting unit and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 28, 2019	$143,940	$7,015	$1,213	$5,748	$157,916
Goodwill impairment	0	0	0	(3,665)	(3,665)
Effect of exchange rate changes	(933)	228	(31)	(724)	(1,460)
Balance as of September 26, 2020	$143,007	$7,243	$1,182	$1,359	$152,791

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Studio + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and the Digital business in the country in which the applicable acquisition occurred. The book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand as of the September 26, 2020 balance sheet date were $671,914, $53,915, $11,483, $6,316, and $4,633, respectively.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada and other countries as of the September 26, 2020 balance sheet date were $102,968, $40,040 and $9,783, respectively.

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

Based on the results of the Company’s annual franchise rights acquired impairment analysis performed for all of its units of account, except for Canada and New Zealand, as of the September 26, 2020 balance sheet date, those units had an estimated fair value at least 35% higher than the respective unit’s carrying amount. Collectively, these units of account represent 92.2% of the Company’s total franchise rights acquired. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its Canada unit of account, which holds 7.2% of the Company’s franchise rights acquired as of the September 26, 2020 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 16.5%. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its New Zealand unit of account, which holds 0.6% of the Company’s franchise rights acquired as of the September 26, 2020 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 9.8%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value is $4,633 as of September 26, 2020.

Based on the results of the Company’s May 3, 2020 annual goodwill impairment test performed for all of its reporting units as of the September 26, 2020 balance sheet date, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

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

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of September 26, 2020 and December 28, 2019 were as follows:

	September 26, 2020		December 28, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$127,891	$105,530	$119,537	$97,588
Website development costs	91,098	63,406	77,823	50,748
Trademarks	11,974	11,402	11,869	11,228
Other	14,043	5,062	14,003	4,637
Trademarks and other intangible assets	$245,006	$185,400	$223,232	$164,201
Franchise rights acquired	7,866	4,463	8,180	4,618
Total finite-lived intangible assets	$252,872	$189,863	$231,412	$168,819

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,557 and $22,108 for the three and nine months ended September 26, 2020, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $6,973 and $22,014 for the three and nine months ended September 28, 2019, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2020	$7,525
Fiscal 2021	$25,100
Fiscal 2022	$15,034
Fiscal 2023	$4,961
Fiscal 2024 and thereafter	$10,389

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	September 26, 2020				December 28, 2019
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due November 29, 2022	$0	$0	$0	2.94%	$0	$0	$0	0.00%
Term Loan Facility due November 29, 2024	1,247,500	5,439	18,333	6.54%	1,305,250	6,418	21,634	7.93%
Notes due December 1, 2025	300,000	898	0	8.62%	300,000	1,028	0	8.72%
Total	$1,547,500	$6,337	$18,333	6.84%	$1,605,250	$7,446	$21,634	8.07%
Less: Current portion	96,250				96,250
Unamortized deferred financing costs	6,337				7,446
Unamortized debt discount	18,333				21,634
Total long-term debt	$1,426,580				$1,479,920
(1)	Includes amortization of deferred financing costs and debt discount.

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

As of September 26, 2020, the Company had $1,247,500 in an aggregate principal amount of loans outstanding under its Credit Facilities, with $173,846 of availability and $1,154 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of September 26, 2020.

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

Borrowings under the Term Loan Facility and, after giving effect to the Credit Agreement Amendment, the Revolving Credit Facility, in each case, bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid (except as otherwise described below), plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for an applicable margin for extensions of credit under the Revolving Credit Facility of 3.00% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. As of September 26, 2020, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, the Company pays a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Leverage Ratio. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for a commitment fee of 0.625% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. Based on the Company’s Consolidated First Lien Leverage Ratio as of September 26, 2020, the commitment fee was 0.35% per annum. The Company’s Consolidated First Lien Leverage Ratio as of September 26, 2020 was 2.80:1.00.

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

As of September 26, 2020, the Company was in compliance with all applicable financial covenants and the applicable Consolidated First Lien Leverage Ratio in the Credit Agreement governing the Revolving Credit Facility though it was not required to comply at such time.

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

Outstanding Debt

At September 26, 2020, the Company had $1,547,500 outstanding under the Credit Facilities and the Notes, consisting of borrowings under the Term Loan Facility of $1,247,500, $0 drawn down on the Revolving Credit Facility and $300,000 in aggregate principal amount of Notes issued and outstanding.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At September 26, 2020 and December 28, 2019, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 12 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 6.95% and 8.08% per annum at September 26, 2020 and December 28, 2019, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 7.34% and 7.59% per annum at September 26, 2020 and December 28, 2019, respectively, based on interest rates on these dates.

8.Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Numerator:
Net income attributable to WW International, Inc.	$54,525	$47,086	$62,468	$90,233
Denominator:
Weighted average shares of common stock outstanding	68,013	67,298	67,697	67,129
Effect of dilutive common stock equivalents	1,989	2,319	2,239	2,235
Weighted average diluted common shares outstanding	70,002	69,617	69,936	69,364
Earnings per share attributable to WW International, Inc.
Basic	$0.80	$0.70	$0.92	$1.34
Diluted	$0.78	$0.68	$0.89	$1.30

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 5,358 and 1,687 for the three months ended September 26, 2020 and September 28, 2019, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 3,589 and 1,793 for the nine months ended September 26, 2020 and September 28, 2019, respectively.
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

10.Income Taxes

The effective tax rates for the three and nine months ended September 26, 2020 were 13.6% and 17.8%, respectively. The effective tax rates for the three and nine months ended September 28, 2019 were 21.8% and 23.0%, respectively. For the nine months ended September 26, 2020, the tax expense was impacted by a tax benefit related to the reversal of the 2018, 2019 and 2020 tax impact of global intangible low-taxed income (“GILTI”) and a tax windfall from stock compensation, partially offset by an impairment of the Company’s Brazil reporting unit which has a full valuation allowance and an increase to tax reserves related to a foreign income tax audit. For the nine months ended September 26, 2020, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to tax expense from income earned in foreign jurisdictions and state income tax expense, partially offset by a tax benefit related to foreign-derived intangible income (“FDII”). For the nine months ended September 28, 2019, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to tax expense related to income earned in foreign jurisdictions, tax expense related to GILTI and state income tax expense, partially offset by tax benefits related to FDII, the reversal of tax reserves no longer needed and the cessation of certain publishing operations.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

On July 20, 2020, the U.S. Treasury Department released final regulations under Internal Revenue Code Section 951A (TD 9902) permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax.  As a result of the final regulations, the Company recorded a $7,566 discrete tax benefit in the three months ended September 26, 2020 related to the 2018 and 2019 taxes previously accrued attributable to GILTI.

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

Member Class Action Matters

Two substantially similar class action complaints were filed by individual Studio + Digital members against the Company in the United States District Court for the Southern District of New York (the “SDNY”) in May 2020 (the “Vodden Matter”) and the Superior Court of California in Ventura County in June 2020 (the “Quintanilla Matter”). The complaints were filed on behalf of all Studio + Digital members nationwide and regard the fees charged for Studio + Digital memberships since the temporary replacement of in-person workshops with virtual workshops in March 2020 in response to the COVID-19 pandemic. The complaints alleged, among other things, that the Company’s decision to charge its members the full Studio + Digital membership fee while only providing a virtual workshop experience violated state consumer protection laws in New York and/or California, as applicable, and gave rise to claims for breach of contract, fraud, and other tort causes of action based on the same factual allegations that are the basis for the breach of contract claim. The plaintiffs sought to recover damages plus injunctive relief to enjoin the Company from engaging in similar conduct in the future on behalf of the class members.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company filed a motion to dismiss the Vodden Matter on August 3, 2020 and, in response, the plaintiff filed a notice of voluntary dismissal without prejudice on August 17, 2020. The Company filed a notice to remove the Quintanilla Matter to the United States District Court for the Central District of California on July 30, 2020 and per the parties’ stipulation, the case was transferred to the SDNY on August 7, 2020. On September 23, 2020, the Company filed a motion to dismiss all of the plaintiff’s claims with prejudice. At the parties’ September 29, 2020 preliminary conference, the court issued an order permitting the plaintiff to either submit her opposition to the motion to dismiss or file an amended complaint by October 14, 2020. On October 14, 2020, the plaintiff filed an amended complaint with predominantly the same claims. The Company intends to file another motion to dismiss the Quintanilla Matter on or about November 4, 2020. The Company believes that the Quintanilla Matter is without merit and intends to vigorously defend it.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to other pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that the Company’s results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.
12.	Derivative Instruments and Hedging

As of September 26, 2020, the Company had in effect interest rate swaps with an aggregate notional amount totaling $750,000. As of December 28, 2019, the Company had in effect an interest rate swap with a notional amount totaling $1,000,000, which expired by its terms on April 2, 2020.

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

As of September 26, 2020 and December 28, 2019, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $23,323 ($31,323 before taxes) and $15,529 ($20,856 before taxes), respectively. As of September 26, 2020, the aggregate fair value of the Company’s current swaps was a liability of $32,542, which is included in derivative payable in the consolidated balance sheet. As of December 28, 2019, the fair value of the Company’s then-effective swap was a liability of $1,881, which is included in derivative payable in the consolidated balance sheet. As of December 28, 2019, the aggregate fair value of the Company’s current swaps was a liability of $19,716, which is included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next four years. The Company expects approximately $6,422 ($8,609 before taxes) of derivative losses included in accumulated other comprehensive loss at September 26, 2020, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of September 26, 2020 and December 28, 2019. The fair value of the Company’s borrowings under the Revolving Credit Facility approximated a carrying value of $0 at both September 26, 2020 and December 28, 2019.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of September 26, 2020 and December 28, 2019, the fair value of the Company’s long-term debt was approximately $1,533,476 and $1,597,852, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,522,830 and $1,576,170, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 12 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at September 26, 2020	$32,542	$0	$32,542	$0
Interest rate swap liability at December 28, 2019	$21,597	$0	$21,597	$0

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the nine months ended September 26, 2020 and the fiscal year ended December 28, 2019.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

14.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Nine Months Ended September 26, 2020
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)
Other comprehensive loss before reclassifications, net of tax	(13,937)	(612)	(14,549)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	6,143	0	6,143
Net current period other comprehensive loss including noncontrolling interest	(7,794)	(612)	(8,406)
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	0	93	93
Ending balance at September 26, 2020	$(23,323)	$(12,342)	$(35,665)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Nine Months Ended September 28, 2019
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)
Other comprehensive (loss) income before reclassifications, net of tax	(15,585)	397	(15,188)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	(1,157)	0	(1,157)
Net current period other comprehensive (loss) income including noncontrolling interest	(16,742)	397	(16,345)
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	0	38	38
Ending balance at September 28, 2019	$(17,917)	$(14,147)	$(32,064)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
(Loss) Gain on Qualifying Hedges
Interest rate contracts	$(3,698)	$(210)	$(8,235)	$1,550	Interest expense
	(3,698)	(210)	(8,235)	1,550	Income before income taxes
	939	53	2,092	(393)	Provision from income taxes
	$(2,759)	$(157)	$(6,143)	$1,157	Net income

(a)	Amounts in parentheses indicate debits to profit/loss
15.	Segment Data

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

Information about the Company’s reportable segments is as follows:

	Total Revenue, net		Total Revenue, net
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
North America	$215,195	$243,684	$726,426	$749,341
Continental Europe	76,511	71,138	234,321	224,623
United Kingdom	20,472	22,933	65,238	72,068
Other	8,521	10,812	28,712	34,722
Total revenue, net	$320,699	$348,567	$1,054,697	$1,080,754

	Net Income		Net Income
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Segment operating income:
North America	$79,978	$83,998	$204,748	$216,281
Continental Europe	37,159	32,679	92,360	73,518
United Kingdom	4,056	3,271	7,406	6,829
Other	1,551	1,435	1,582	2,829
Total segment operating income	122,744	121,383	306,096	299,457
General corporate expenses	30,102	26,654	137,601	77,358
Interest expense	29,735	33,118	92,281	103,045
Other (income) expense, net	(211)	1,460	230	2,201
Provision for income taxes	8,604	13,123	13,546	26,834
Net income	$54,514	$47,028	$62,438	$90,019
Net loss attributable to the noncontrolling interest	11	58	30	214
Net income attributable to WW International, Inc.	$54,525	$47,086	$62,468	$90,233

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Depreciation and Amortization		Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
North America	$9,496	$9,048	$30,041	$27,434
Continental Europe	409	496	1,192	1,272
United Kingdom	252	164	762	588
Other	91	103	273	321
Total segment depreciation and amortization	10,248	9,811	32,268	29,615
General corporate depreciation and amortization	4,403	3,235	11,748	10,804
Depreciation and amortization	$14,651	$13,046	$44,016	$40,419

16.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $305 and $2,066 for the three and nine months ended September 26, 2020, respectively, and $662 and $2,665 for the three and nine months ended September 28, 2019, respectively, which services included advertising, production and related fees. Also, during the three months ended September 28, 2019, the Company received advertising services from entities related to Ms. Winfrey at no charge with an estimated value of $330.

Entities related to Ms. Winfrey were reimbursed for actual costs incurred in connection with the WW Presents: Oprah’s 2020 Vision tour totaling $2 and $1,653 for the three and nine months ended September 26, 2020, respectively.

The Company’s accounts payable to parties related to Ms. Winfrey at September 26, 2020 and December 28, 2019 was $198 and $72, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

17.Restructuring

As previously disclosed, in the second quarter of fiscal 2020, in connection with its cost-savings initiative, the Company committed to a plan of reduction in force which has resulted and will result in the elimination of certain positions and termination of employment for certain employees worldwide. The Company had previously estimated this plan would cost $14,000. This estimate has been revised to $22,500 driven primarily by the strategic cost reductions to the Company’s global Studio + Digital operations to adjust to anticipated consumer demand. During the second and third quarters of fiscal 2020, the Company reduced its total headcount by approximately 35% since the end of fiscal 2019. As of September 26, 2020, the Company had approximately 11 employees, a majority of whom were part-time employees. The Company recorded expenses in connection with employee termination benefit costs of $2,251 ($1,680 after tax) and $13,459 ($9,996 after tax) during the three and nine months ended September 26, 2020, respectively. These expenses impacted cost of revenues by $1,062 and $7,565 and selling, general and administrative expenses by $1,189 and $5,894 in the three and nine months ended September 26, 2020, respectively. All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments. For the three and nine months ended September 26, 2020, the Company made payments of $4,419 and $8,086, respectively, towards the liability for these expenses and increased provision estimates by $20 for each respective period. The Company expects the remaining liability of $5,393 to be paid in full no later than the end of fiscal 2021. The Company anticipates recording additional expenses in connection with this restructuring of approximately $9,000.

As previously disclosed, in the first quarter of fiscal 2019, the Company undertook an organizational realignment which resulted in the elimination of certain positions and termination of employment for certain employees worldwide. The Company recorded expenses in connection with employee termination benefit costs of $6,331 ($4,727 after tax) during the nine months ended September 28, 2019 (all expenses were recorded in the first quarter of fiscal 2019). These expenses impacted cost of revenues by $1,425 and selling, general and administrative expenses by $4,906 in the nine months ended September 28, 2019. The Company did not record additional expenses in connection with this organizational realignment. All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments. For the fiscal year ended December 28, 2019, the Company made payments of $5,077 towards the liability for these expenses and lowered provision estimates by $83. For the nine months ended September 26, 2020, the Company made payments of $1,052 towards the liability for these expenses and lowered provision estimates by $119. As of September 26, 2020, there was no outstanding liability related thereto.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross profit margin, operating income and operating income margin are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), with respect to the third quarter of fiscal 2020 to exclude the impact of the charges associated with our previously disclosed 2020 organizational restructuring plan, and with respect to the first nine months of fiscal 2020 to exclude the impact of the one-time stock compensation expense associated with the previously disclosed option granted to Ms. Oprah Winfrey in connection with the Company extending its partnership with Ms. Winfrey (the “Winfrey Stock Compensation expense”), the 2020 restructuring charges and the impairment charge for our goodwill related to our Brazil reporting unit, as applicable. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the Winfrey Stock Compensation expense, 2020 restructuring charges and goodwill impairment charge. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, 2020 restructuring charges and goodwill impairment (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Studio + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Studio + Digital business and Digital business in the country in which the applicable acquisition occurred. The book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand as of the September 26, 2020 balance sheet date were $671.9 million, $53.9 million, $11.5 million, $6.3 million, and $4.6 million, respectively.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada and other countries as of the September 26, 2020 balance sheet date were $103.0 million, $40.0 million and $9.8 million, respectively.

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

Based on the results of our annual franchise rights acquired impairment analysis performed for all of our units of account, except for Canada and New Zealand, as of the September 26, 2020 balance sheet date, those units had an estimated fair value at least 35% higher than the respective unit’s carrying amount. Collectively, these units of account represent 92.2% of our total franchise rights acquired. Based on the results of our annual franchise rights acquired impairment test performed for our Canada unit of account, which holds 7.2% of our franchise rights acquired as of the September 26, 2020 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 16.5%. Based on the results of our annual franchise rights acquired impairment test performed for our New Zealand unit of account, which holds 0.6% of our franchise rights acquired as of the September 26, 2020 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 9.8%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value is $4.6 million as of September 26, 2020.

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

Based on the results of our May 3, 2020 annual goodwill impairment test performed for all of our reporting units as of the September 26, 2020 balance sheet date, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

The following are the more significant assumptions utilized in our annual impairment analyses for fiscal 2020 and fiscal 2019:

	Fiscal	Fiscal
	2020	2019
Debt-Free Cumulative Annual Cash Flow Growth Rate	4.0% to 13.9%	4.2%
Discount Rate	9.5%	9.0%

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

COVID-19 PANDEMIC

In March 2020, the World Health Organization categorized the outbreak of the novel coronavirus (COVID-19) as a pandemic. It continues to spread globally and to impact our business operations and the markets in which we operate. While the outbreak of COVID-19 did not have a significant effect on our reported results for the first quarter of fiscal 2020, it did have a significant effect on our reported results for the second and third quarters of fiscal 2020. The pandemic initially caused a significant decline in recruitments for both our Digital and our Studio + Digital businesses, beginning in the middle of March 2020, as compared to the prior year period. Starting in the middle of April 2020, Digital recruitment trends returned to growth. Our third quarter fiscal 2020 Digital recruitments were higher as compared to the prior year period. Our Studio + Digital business continued to experience significant declines in recruitments as compared to the prior year period through the end of the third quarter, a trend that is expected to continue in the fourth quarter of fiscal 2020 and potentially in subsequent periods. With approximately 90% of recruitments in the third quarter of fiscal 2020 coming from our Digital business, the recruitment mix shift in the quarter reflected the strength of our Digital business and the limited re-opening of our studios. This trend in Studio + Digital recruitments throughout the COVID-19 pandemic negatively impacted revenues in the third quarter of fiscal 2020 as compared to the prior year period. The pandemic has not materially impacted our member cancellation rates year-over-year to date. Overall member retention remained above ten months as of the end of the third quarter of fiscal 2020. These trends are reflected in the number of End of Period Subscribers for the third quarter of fiscal 2020, which was up 5% as compared to the prior year period, consisting of 3.8 million Digital subscribers and 0.9 million Studio + Digital subscribers.

The extent to which our operations and business trends will continue in future periods to be impacted by, and any unforeseen costs will result from, the ongoing outbreak of COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, new information that may emerge concerning the severity of the outbreak, health implications and vaccine availability, actions by government authorities to contain the outbreak or treat its impact, and changes in consumer behavior resulting from the outbreak and such government actions. We continue to actively monitor the ongoing global outbreak of COVID-19 and its impact and related developments and expect, similar to the third quarter of fiscal 2020, that it will significantly impact our reported results for the fourth quarter of fiscal 2020 and may potentially do so in subsequent periods.

In response to the public health crisis posed by COVID-19, we suspended our in-person workshops and moved quickly to transition these workshops to an entirely virtual experience. In June 2020, we began a phased re-opening with reduced operations of a limited number of our studio locations. We plan to continue these re-openings and resume in-person workshops where we can in a manner that promotes the health and safety of our employees and members. However, during these uncertain times, we may need to close re-opened studios, may not be able to open studios as planned or may need to further reduce operations. We continue to serve our members virtually, both via our Digital business and through virtual workshops now available to our Studio + Digital subscribers. Nevertheless, our business operations, recruitment trends with respect to our Studio + Digital business and in-studio product sales remain substantially affected by our suspension of our in-person workshops and reduced operations. We expect that applicable regulatory restrictions, including continued or reinstated stay-at-home requirements and restrictions on in-person group gatherings, may impact our ability to re-open our studio locations and may impose restrictions on how we conduct our in-person workshops as they resume, including as a result of social distancing requirements. Our ability to re-open studio locations and applicable regulatory restrictions on our workshops will vary by jurisdiction. Additionally, as we re-open studio locations, we may incur additional operating costs on a studio-by-studio basis.

We are accelerating our strategic digital transformation. This acceleration began with the launch of virtual workshops as previously discussed, and we expect to continue to evolve our virtual experience and offerings for our members. For example, we continue to work towards the launch of a new digitally-enabled, community-focused and coach-led offering this year, which will reflect learnings from our current virtual workshops and ongoing test pilots. We are reallocating certain resources and will incur additional costs to support this acceleration.

As we continue to address the impact of the pandemic, and the related evolving legal and consumer landscape, we are focused on how to best meet our members’ and consumers’ needs as restrictions are lifted or reinstated and we continue our digital transformation. We are consolidating certain of our studios into branded studio locations and are also closing certain branded studio locations. The decision to re-open a studio location, if at all, or consolidate studio locations, will be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences, changes in consumer behavior, and the protection of the health and safety of our employees and members, and will be dependent on aligning with our digital and brand strategy. The current number of our studio locations is lower than that prior to the pandemic, and we expect it to remain below pre-COVID-19 levels for the foreseeable future. As a result, we have incurred and will incur costs associated with our real estate realignment.

Due to the negative impact of COVID-19, and the uncertainty of the full extent of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, we implemented a $100.0 million cost-savings initiative with respect to our cost structure. We undertook this initiative to proactively manage our liquidity so we can maintain flexibility to respond to evolving business and consumer conditions arising from the pandemic, as well as continue to fund investments in innovating our program and long-term debt obligations. Additionally, in June 2020, we amended our Credit Agreement (as defined below) to relax the requirements of the financial maintenance covenant until the end of the second quarter of fiscal 2022 so as to provide additional flexibility for accessing liquidity available under our Revolving Credit Facility (as defined below).  See “—Liquidity and Capital Resources—Long-Term Debt—Senior Secured Credit Facilities” for additional details on this amendment. We expect to continue to assess the evolving impact of the COVID-19 pandemic, and intend to refine our cost-savings initiative and resource allocation accordingly. For additional information on our cash flows and long-term debt, see “—Liquidity and Capital Resources.”

While we expect the effects of the pandemic and the related responses to negatively impact our results of operations, cash flows and financial position, the uncertainty of the full extent of the duration and severity of the economic and operational impacts of COVID-19 means we cannot reasonably estimate the related financial impact at this time. For more information, see “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q. We continue to believe that our powerful communities and our ability to inspire people to adopt healthy habits will be invaluable to people across the globe as they continue to acclimate to new social and economic environments, and that they uniquely position us in the markets in which we operate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 26, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 28, 2019

The table below sets forth selected financial information for the third quarter of fiscal 2020 from our consolidated statements of net income for the three months ended September 26, 2020 versus selected financial information for the third quarter of fiscal 2019 from our consolidated statements of net income for the three months ended September 28, 2019.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended					% Change
	September 26, 2020	September 28, 2019	Increase/ (Decrease)	% Change		Constant Currency
Revenues, net	$320.7	$348.6	$(27.9)	(8.0%)		(9.4%)
Cost of revenues	130.6	153.8	(23.2)	(15.1%)		(16.2%)

Gross profit	190.1	194.8	(4.7)	(2.4%)		(4.0%)
Gross Margin %	59.3%	55.9%

Marketing expenses	38.3	36.3	1.9	5.3%		3.2%
Selling, general & administrative expenses	59.2	63.7	(4.5)	(7.1%)		(7.9%)
Operating income	92.6	94.7	(2.1)	(2.2%)		(4.2%)
Operating Income Margin %	28.9%	27.2%

Interest expense	29.7	33.1	(3.4)	(10.2%)		(10.2%)
Other (income) expense, net	(0.2)	1.5	(1.7)	100.0%	*	100.0% *
Income before income taxes	63.1	60.2	3.0	4.9%		1.8%

Provision for income taxes	8.6	13.1	(4.5)	(34.4%)		(38.6%)
Net income	54.5	47.0	7.5	15.9%		13.0%
Net loss attributable to the noncontrolling interest	0.0	0.1	(0.0)	(80.6%)		(73.5%)

Net income attributable to WW International, Inc.	$54.5	$47.1	$7.4	15.8%		12.9%

Weighted average diluted shares outstanding	70.0	69.6	0.4	0.6%		0.6%
Diluted earnings per share	$0.78	$0.68	$0.10	15.2%		12.3%

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the third quarter of fiscal 2020 are adjusted to exclude the impact of the $2.3 million of charges associated with our previously disclosed 2020 organizational restructuring plan. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended September 26, 2020 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Third Quarter of Fiscal 2020	$190.1	59.3%	$92.6	28.9%
Adjustments to reported amounts (1)
2020 restructuring charges	1.1		2.3
Total adjustments (1)	1.1		2.3
Third Quarter of Fiscal 2020, as adjusted (1)	$191.2	59.6%	$94.9	29.6%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the third quarter of fiscal 2020 to exclude the impact of the $2.3 million ($1.7 million after tax) of 2020 restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the third quarter of fiscal 2020 were $320.7 million, a decrease of $27.9 million, or 8.0%, versus the third quarter of fiscal 2019. Excluding the impact of foreign currency, which positively impacted our revenues for the third quarter of fiscal 2020 by $4.8 million, revenues in the third quarter of fiscal 2020 would have decreased 9.4% versus the prior year period. This decrease was driven by lower revenues related to Studio + Digital Fees and in-studio product sales as a result of the closure of a majority of our studios due to the COVID-19 pandemic. Furthermore, the subsequent reopening of a limited number of our studios in each market was further impacted by the strategic realignment of our Studio + Digital business. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the third quarter of fiscal 2020 decreased $23.2 million, or 15.1%, versus the prior year period. Excluding the impact of $1.1 million of 2020 restructuring charges, total cost of revenues in the third quarter of fiscal 2020 would have decreased by 15.8%, or 16.9% on a constant currency basis, versus the prior year period. Gross profit decreased $4.7 million, or 2.4%, in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Excluding the impact of foreign currency, which positively impacted gross profit for the third quarter of fiscal 2020 by $3.1 million, gross profit in the third quarter of fiscal 2020 would have decreased 4.0% versus the prior year period. Excluding the impact of $1.1 million of 2020 restructuring charges, gross profit in the third quarter of fiscal 2020 would have decreased by 1.9%, or 3.5% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin in the third quarter of fiscal 2020 increased 3.4% to 59.3% versus 55.9% in the third quarter of fiscal 2019. Excluding the impact of $1.1 million of 2020 restructuring charges, gross margin in the third quarter of fiscal 2020 would have increased 3.7% to 59.6% versus the prior year period. Gross margin increase was driven primarily by a mix shift to our higher margin Digital business.

Marketing

Marketing expenses for the third quarter of fiscal 2020 increased $1.9 million, or 5.3%, versus the third quarter of fiscal 2019. Excluding the impact of foreign currency, which increased marketing expenses for the third quarter of fiscal 2020 by $0.8 million, marketing expenses in the third quarter of fiscal 2020 would have increased 3.2% versus the third quarter of fiscal 2019. This increase in marketing expenses was largely due to increased TV media and production costs in our Continental European markets. Marketing expenses as a percentage of revenue for the third quarter of fiscal 2020 increased to 11.9% from 10.4% for the third quarter of fiscal 2019.

Selling, General and Administrative

Selling, general and administrative expenses for the third quarter of fiscal 2020 decreased $4.5 million, or 7.1%, versus the third quarter of fiscal 2019. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the third quarter of fiscal 2020 by $0.5 million, selling, general and administrative expenses in the third quarter of fiscal 2020 would have decreased 7.9% versus the prior year period. Excluding the impact of the $1.2 million of 2020 restructuring charges, selling, general and administrative expenses in the third quarter of fiscal 2020 would have decreased by 9.0%, or 9.7% on a constant currency basis, versus the prior year period. The decrease in selling, general and administrative expenses in the third quarter of fiscal 2020 was driven primarily by lower salary and related costs, travel & entertainment and professional fees versus the prior year period. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2020 increased to 18.5% from 18.3% for the third quarter of fiscal 2019.

Operating Income

Operating income in the third quarter of fiscal 2020 decreased $2.1 million, or 2.2%, versus the prior year period. Excluding the impact of foreign currency, which positively impacted operating income for the third quarter of fiscal 2020 by $1.9 million, operating income in the third quarter of fiscal 2020 would have decreased 4.2% versus the prior year period. Excluding the impact of the $2.3 million of 2020 restructuring charges, operating income in the third quarter of fiscal 2020 would have increased by 0.2%, or decreased by 1.8% on a constant currency basis, versus the prior year period. Operating income margin in the third quarter of fiscal 2020 increased 1.7% to 28.9% versus 27.2% in the third quarter of fiscal 2019. Excluding the impact of the 2020 restructuring charges, operating income margin in the third quarter of fiscal 2020 would have increased by 2.4%, or 2.3% on a constant currency basis, versus the prior year period. The increase in operating income margin was driven primarily by an increase in gross margin, partially offset by an increase in marketing expenses as a percentage of revenue.

Interest Expense

Interest expense in the third quarter of fiscal 2020 decreased $3.4 million, or 10.2%, versus the third quarter of fiscal 2019. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2020 and the third quarter of fiscal 2019 and excluding the impact of our interest rate swaps then in effect, decreased to 6.57% per annum at the end of the third quarter of fiscal 2020 from 7.82% per annum at the end of the third quarter of fiscal 2019. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2020 and the third quarter of fiscal 2019, decreased to 7.53% per annum at the end of the third quarter of fiscal 2020 from 7.87% per annum at the end of the third quarter of fiscal 2019.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, changed by $1.7 million in the third quarter of fiscal 2020 to $0.2 million of income as compared to $1.5 million of expense in the prior year period.

Tax

Our effective tax rate for the third quarter of fiscal 2020 was 13.6% as compared to 21.8% for the third quarter of fiscal 2019. The tax expense in the third quarter of fiscal 2020 was impacted by a tax benefit related to the reversal of the 2018, 2019 and 2020 tax impact of global intangible low-taxed income, or GILTI. For the third quarter of fiscal 2020, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense from income earned in foreign jurisdictions and state income tax expense, partially offset by a tax benefit related to foreign-derived intangible income, or FDII. For the third quarter of fiscal 2019, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense related to income earned in foreign jurisdictions and tax expense related to GILTI, partially offset by a tax benefit related to FDII and favorable tax return adjustments.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law. The CARES Act includes provisions relating to modifications to the net interest deduction limitation, net operating loss carryforward rules, refundable payroll tax credits and deferment of the employer portion of certain payroll taxes.

On July 20, 2020, the U.S. Treasury Department released final regulations under Internal Revenue Code Section 951A (TD 9902) permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax.  As a result of the final regulations, we recorded a $7.6 million discrete tax benefit in the third quarter of fiscal 2020 related to the 2018 and 2019 taxes previously accrued attributable to GILTI.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the third quarter of fiscal 2020 reflected a $7.4 million, or 15.8%, increase from the third quarter of fiscal 2019. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in the third quarter of fiscal 2020 by $1.3 million, net income attributable to the Company in the third quarter of fiscal 2020 would have increased 12.9% from the third quarter of fiscal 2019. Net income attributable to the Company in the third quarter of fiscal 2020 included a $1.7 million impact from 2020 restructuring charges.

Earnings per fully diluted share, or EPS, in the third quarter of fiscal 2020 was $0.78 compared to $0.68 in the third quarter of fiscal 2019. EPS for the third quarter of fiscal 2020 included a $0.02 impact from 2020 restructuring charges. Additionally, EPS for the third quarter of fiscal 2020 included a $0.11 tax benefit related to the reversal of the 2018 and 2019 tax impact of GILTI.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the third quarter of fiscal 2020 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q3 2020
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$191.2	$24.0	$215.2	$191.4	$24.0	$215.3	40.1	3,209.2	2,990.3
CE	67.5	9.0	76.5	64.1	8.5	72.6	15.8	1,272.6	1,206.3
UK	16.7	3.7	20.5	16.0	3.6	19.5	5.0	383.7	367.9
Other (1)	6.8	1.7	8.5	6.7	1.7	8.4	1.2	97.6	97.9
Total	$282.3	$38.4	$320.7	$278.2	$37.7	$315.9	62.1	4,963.1	4,662.4

	% Change Q3 2020 vs. Q3 2019
North America	(8.9%)	(29.0%)	(11.7%)	(8.8%)	(29.0%)	(11.6%)	5.7%	9.1%	4.8%
CE	7.4%	8.8%	7.6%	1.9%	3.2%	2.0%	11.0%	11.9%	11.0%
UK	(3.5%)	(33.3%)	(10.7%)	(7.8%)	(36.4%)	(14.8%)	(2.7%)	(0.9%)	(4.5%)
Other (1)	(13.8%)	(41.4%)	(21.2%)	(14.7%)	(43.1%)	(22.3%)	(7.3%)	(5.0%)	(5.2%)
Total	(5.3%)	(24.0%)	(8.0%)	(6.7%)	(25.4%)	(9.4%)	6.0%	8.6%	5.3%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q3 2020
	Digital Subscription Revenues		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$122.1	$122.2	31.8	2,475.4	2,416.4	$69.1	$69.2	8.3	733.9	573.9
CE	53.2	50.5	13.9	1,104.7	1,064.7	14.3	13.6	1.9	167.8	141.5
UK	9.2	8.8	3.4	249.9	255.7	7.5	7.2	1.6	133.8	112.2
Other (1)	4.2	4.1	0.9	69.7	72.5	2.7	2.7	0.3	27.9	25.4
Total	$188.7	$185.6	49.9	3,899.7	3,809.4	$93.6	$92.6	12.2	1,063.4	853.1

	% Change Q3 2020 vs. Q3 2019
North America	20.2%	20.3%	24.7%	24.0%	24.1%	(36.2%)	(36.2%)	(33.1%)	(22.3%)	(36.6%)
CE	26.0%	19.5%	20.2%	20.8%	21.2%	(30.8%)	(34.2%)	(28.2%)	(24.8%)	(32.1%)
UK	39.6%	33.3%	33.2%	28.1%	29.2%	(30.0%)	(33.0%)	(38.3%)	(30.3%)	(40.1%)
Other (1)	17.9%	16.0%	14.5%	17.4%	18.1%	(39.2%)	(39.4%)	(39.5%)	(35.8%)	(39.3%)
Total	22.6%	20.5%	23.8%	23.2%	23.5%	(35.1%)	(35.8%)	(33.3%)	(24.2%)	(36.5%)
Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the third quarter of fiscal 2020 versus the prior year period was driven primarily by a decrease in Service Revenues. The decrease in Service Revenues in the third quarter of fiscal 2020 versus the prior year period was driven by a decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the third quarter of fiscal 2020 driven by the closure of a majority of our studios due to the COVID-19 pandemic. Furthermore, the subsequent reopening of a limited number of our studios was further impacted by the strategic realignment of our Studio + Digital business. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Digital Subscribers at the beginning of the third quarter of fiscal 2020 versus the beginning of the third quarter of fiscal 2019 and higher Digital recruitments in the third quarter of fiscal 2020 versus the prior year period. Higher Digital recruitments in the third quarter of fiscal 2020 were driven by the appeal of the myWW program and our digital tools, as well as strong marketing execution versus the prior year period.

The decrease in North America product sales and other in the third quarter of fiscal 2020 versus the prior year period was driven primarily by a decrease in in-studio product sales.

Continental Europe Performance

The increase in Continental Europe revenues in the third quarter of fiscal 2020 versus the prior year period was driven primarily by an increase in Service Revenues. The increase in Service Revenues in the third quarter of fiscal 2020 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the third quarter of fiscal 2020 driven by the closure of a majority of our studios due to the COVID-19 pandemic. Furthermore, the subsequent reopening of a limited number of our studios was further impacted by the strategic realignment of our Studio + Digital business. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Digital Subscribers at the beginning of the third quarter of fiscal 2020 versus the beginning of the third quarter of fiscal 2019 and higher Digital recruitments in the third quarter of fiscal 2020 versus the prior year period. Higher Digital recruitments in the third quarter of fiscal 2020 were driven by the appeal of the myWW program and our digital tools, as well as strong marketing execution versus the prior year period.

The increase in Continental Europe product sales and other in the third quarter of fiscal 2020 versus the prior year period was driven primarily by an increase in product sales.

United Kingdom Performance

The decrease in UK revenues in the third quarter of fiscal 2020 versus the prior year period was driven by a decrease in product sales and other and, to a lesser extent, a decrease in Service Revenues. The decrease in Service Revenues in the third quarter of fiscal 2020 versus the prior year period was driven by a decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues. The decrease in UK Total Paid Weeks was driven primarily by the significant Studio + Digital recruitment decline in the third quarter of fiscal 2020 driven by the closure of a majority of our studios due to the COVID-19 pandemic. Furthermore, the subsequent reopening of a limited number of our studios was further impacted by the strategic realignment of our Studio + Digital business, partially offset by the increase in Digital recruitments and by the higher number of Incoming Digital Subscribers at the beginning of the third quarter of fiscal 2020 versus the beginning of the third quarter of fiscal 2019.

The decrease in UK product sales and other in the third quarter of fiscal 2020 versus the prior year period was driven primarily by a decrease in in-studio product sales.

Other Performance

The decrease in Other revenues in the third quarter of fiscal 2020 versus the prior year period was driven by both a decrease in Service Revenues and a decrease in product sales and other. The decrease in Service Revenues in the third quarter of fiscal 2020 versus the prior year period was driven by a decrease in Studio + Digital Fees.

The decrease in Other product sales and other in the third quarter of fiscal 2020 versus the prior year period was driven by both a decrease in franchise commissions and a decrease in product sales.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 26, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 28, 2019

The table below sets forth selected financial information for the first nine months of fiscal 2020 from our consolidated statements of net income for the nine months ended September 26, 2020 versus selected financial information for the first nine months of fiscal 2019 from our consolidated statements of net income for the nine months ended September 28, 2019:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Nine Months Ended				% Change
	September 26, 2020	September 28, 2019	Increase/ (Decrease)	% Change	Constant Currency
Revenues, net	$1,054.7	$1,080.8	$(26.1)	(2.4%)	(2.2%)
Cost of revenues	458.9	469.2	(10.3)	(2.2%)	(2.0%)

Gross profit	595.8	611.5	(15.8)	(2.6%)	(2.4%)
Gross Margin %	56.5%	56.6%

Marketing expenses	198.1	200.5	(2.5)	(1.2%)	(1.0%)
Selling, general & administrative expenses	225.5	188.9	36.6	19.4%	19.7%
Goodwill impairment	3.7	—	3.7	100.0%	100.0%
Operating income	168.5	222.1	(53.6)	(24.1%)	(24.5%)
Operating Income Margin %	16.0%	20.6%

Interest expense	92.3	103.0	(10.8)	(10.4%)	(10.4%)
Other expense, net	0.2	2.2	(2.0)	(89.6%)	(89.6%)
Income before income taxes	76.0	116.9	(40.9)	(35.0%)	(35.6%)

Provision for income taxes	13.5	26.8	(13.3)	(49.5%)	(49.3%)
Net income	62.4	90.0	(27.6)	(30.6%)	(31.5%)
Net loss attributable to the noncontrolling interest	0.0	0.2	(0.2)	(86.2%)	(80.5%)

Net income attributable to WW International, Inc.	$62.5	$90.2	$(27.8)	(30.8%)	(31.6%)

Weighted average diluted shares outstanding	69.9	69.4	0.6	0.8%	0.8%
Diluted earnings per share	$0.89	$1.30	$(0.41)	(31.3%)	(32.2%)

Note: Totals may not sum due to rounding.

Certain results for the first nine months of fiscal 2020 are adjusted to exclude the impact of the $32.7 million one-time stock compensation expense associated with the previously disclosed option granted to Ms. Winfrey in connection with the Company extending its partnership with Ms. Winfrey, the $13.5 million of charges associated with our previously disclosed 2020 organizational restructuring plan and the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the first nine months ended September 26, 2020 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Nine Months of Fiscal 2020	$595.8	56.5%	$168.5	16.0%
Adjustments to reported amounts (1)
Winfrey Stock Compensation expense	—		32.7
2020 restructuring charges	7.6		13.5
Goodwill impairment	—		3.7
Total adjustments (1)	7.6		49.8
First Nine Months of Fiscal 2020, as adjusted (1)	$603.3	57.2%	$218.3	20.7%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first nine months of fiscal 2020 to exclude the impact of the $32.7 million ($24.4 million after tax) Winfrey Stock Compensation expense, the $13.5 million ($10.0 million after tax) of 2020 restructuring charges and the $3.7 million ($2.7 million after tax) goodwill impairment charge. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first nine months of fiscal 2020 were $1,054.7 million, a decrease of $26.1 million, or 2.4%, versus the first nine months of fiscal 2019. Excluding the impact of foreign currency, which negatively impacted our revenues for the first nine months of fiscal 2020 by $2.3 million, revenues in the first nine months of fiscal 2020 would have decreased 2.2% versus the prior year period. This decrease was driven primarily by lower revenues related to Studio + Digital Fees and in-studio product sales as a result of the closure of substantially all of our studios due to the COVID-19 pandemic. Furthermore, the subsequent reopening of a limited number of our studios in each market was further impacted by the strategic realignment of our Studio + Digital business. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first nine months of fiscal 2020 decreased $10.3 million, or 2.2%, versus the prior year period. Excluding the impact of $7.6 million of 2020 restructuring charges, total cost of revenues in the first nine months of fiscal 2020 would have decreased by 3.8%, or 3.6% on a constant currency basis, versus the prior year period. Gross profit decreased $15.8 million, or 2.6%, in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. Excluding the impact of foreign currency, which negatively impacted gross profit for the first nine months of fiscal 2020 by $1.3 million, gross profit in the first nine months of fiscal 2020 would have decreased 2.4% versus the prior year period. Excluding the impact of $7.6 million of 2020 restructuring charges, gross profit in the first nine months of fiscal 2020 would have decreased by 1.3%, or 1.1% on a constant currency basis, versus the prior year period. Gross margin decreased to 56.5% in the first nine months of fiscal 2020 as compared to 56.6% in the prior year period. Excluding the impact of $7.6 million of 2020 restructuring charges, gross margin in the first nine months of fiscal 2020 would have increased 0.6% to 57.2% versus the prior year period. Gross margin increase was driven by a mix shift to our higher margin Digital business, partially offset by the net profit from the WW Presents: Oprah’s 2020 Vision tour as a percentage of revenue.

Marketing

Marketing expenses for the first nine months of fiscal 2020 decreased $2.5 million, or 1.2%, versus the first nine months of fiscal 2019. Excluding the impact of foreign currency, which decreased marketing expenses for the first nine months of fiscal 2020 by $0.5 million, marketing expenses in the first nine months of fiscal 2020 would have decreased 1.0% versus the first nine months of fiscal 2019. Marketing expenses as a percentage of revenue increased to 18.8% in the first nine months of fiscal 2020 as compared to 18.6% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first nine months of fiscal 2020 increased $36.6 million, or 19.4%, versus the first nine months of fiscal 2019. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first nine months of fiscal 2020 by $0.5 million, selling, general and administrative expenses in the first nine months of fiscal 2020 would have increased 19.7% versus the prior year period. Excluding the impact of the $32.7 million Winfrey Stock Compensation expense and $5.9 million of 2020 restructuring charges, selling, general and administrative expenses in the first nine months of fiscal 2020 would have decreased by 1.0%, or 0.8% on a constant currency basis, versus the prior year period. Selling, general and administrative expenses as a percentage of revenue increased to 21.4% in the first nine months of fiscal 2020 as compared to 17.5% in the prior year period.

Impairment

In performing our interim impairment analysis for our Brazil reporting unit, we determined that, based on the fair values calculated, the carrying amount of goodwill related to our Brazil reporting unit exceeded our fair value and recorded an impairment charge of $3.7 million for the first nine months of fiscal 2020.

Operating Income

Operating income in the first nine months of fiscal 2020 decreased $53.6 million, or 24.1%, versus the prior year period. Excluding the impact of foreign currency, which positively impacted operating income for the first nine months of fiscal 2020 by $0.7 million, operating income in the first nine months of fiscal 2020 would have decreased 24.5% versus the prior year period. Excluding the impact of the $32.7 million Winfrey Stock Compensation expense, the $13.5 million of 2020 restructuring charges and the $3.7 million goodwill impairment charge related to our Brazil reporting unit, operating income in the first nine months of fiscal 2020 would have decreased by 1.7%, or 1.6% on a constant currency basis, versus the prior year period. This decrease in operating income was driven primarily by a decrease in gross profit and increase in selling, general and administrative expenses, partially offset by a decrease in marketing expenses, as compared to the prior year period. Operating income margin in the first nine months of fiscal 2020 decreased 4.6% to 16.0% versus 20.6% in the first nine months of fiscal 2019. Excluding the impact of the Winfrey Stock Compensation expense, 2020 restructuring charges and goodwill impairment, operating income margin in the first nine months of fiscal 2020 would have increased by 0.1% both as reported and on a constant currency basis versus the prior year period.

Interest Expense

Interest expense in the first nine months of fiscal 2020 decreased $10.8 million, or 10.4%, versus the first nine months of fiscal 2019. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2020 and the first nine months of fiscal 2019 and excluding the impact of our interest rate swaps then in effect, decreased to 6.84% per annum at the end of the first nine months of fiscal 2020 from 8.06% per annum at the end of the first nine months of fiscal 2019. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2020 and the first nine months of fiscal 2019, decreased to 7.53% per annum at the end of the first nine months of fiscal 2020 from 7.93% per annum at the end of the first nine months of fiscal 2019. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $2.0 million in the first nine months of fiscal 2020 to $0.2 million of expense as compared to $2.2 million of expense in the prior year period.

Tax

Our effective tax rate for the first nine months of fiscal 2020 was 17.8% as compared to 23.0% for the first nine months of fiscal 2019. The tax expense for the first nine months of fiscal 2020 was impacted by a tax benefit related to the reversal of the 2018, 2019 and 2020 tax impact of GILTI and a tax windfall from stock compensation, partially offset by an impairment of our Brazil reporting unit which has a full valuation allowance and an increase to tax reserves related to a foreign income tax audit. For the first nine months of fiscal 2020, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense from income earned in foreign jurisdictions and state income tax expense, partially offset by a tax benefit related to FDII. For the first nine months of fiscal 2019, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense related to income earned in foreign jurisdictions, tax expense related to GILTI and state income tax expense, partially offset by tax benefits related to FDII, the reversal of tax reserves no longer needed and the cessation of certain publishing operations.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to modifications to the net interest deduction limitation, net operating loss carryforward rules, refundable payroll tax credits and deferment of the employer portion of certain payroll taxes.

On July 20, 2020, the U.S. Treasury Department released final regulations under Internal Revenue Code Section 951A (TD 9902) permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax.  As a result of the final regulations, we recorded a $7.6 million discrete tax benefit in the third quarter of fiscal 2020 related to the 2018 and 2019 taxes previously accrued attributable to GILTI.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first nine months of fiscal 2020 reflected a $27.8 million, or 30.8%, decrease from the first nine months of fiscal 2019. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in the first nine months of fiscal 2020 by $0.8 million, net income attributable to the Company in the first nine months of fiscal 2020 would have decreased 31.6% from the first nine months of fiscal 2019. Net income attributable to the Company in the first nine months of fiscal 2020 included a $24.4 million impact from the Winfrey Stock Compensation expense, a $10.0 million impact from 2020 restructuring charges and a $2.7 million impact from the goodwill impairment charge related to our Brazil reporting unit.

EPS in the first nine months of fiscal 2020 was $0.89 compared to $1.30 in the first nine months of fiscal 2019. EPS for the first nine months of fiscal 2020 included a $0.35 impact from the Winfrey Stock Compensation expense, a $0.14 impact from 2020 restructuring charges and a $0.04 impact from the goodwill impairment charge related to our Brazil reporting unit. Additionally, EPS for the first nine months of fiscal 2020 included a $0.11 tax benefit related to the reversal of the 2018 and 2019 tax impact of GILTI. EPS for the first nine months of fiscal 2019 included a $0.07 expense in connection with our previously disclosed 2019 organizational realignment.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first nine months of fiscal 2020 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2020
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$622.5	$104.0	$726.4	$623.2	$104.0	$727.2	123.6	2,722.1	2,990.3
CE	204.2	30.1	234.3	204.0	30.2	234.2	48.3	1,059.9	1,206.3
UK	51.0	14.2	65.2	51.1	14.3	65.4	15.4	361.4	367.9
Other (1)	22.2	6.5	28.7	23.6	6.6	30.2	4.1	101.8	97.9
Total	$900.0	$154.7	$1,054.7	$902.0	$155.0	$1,057.0	191.4	4,245.3	4,662.4

	% Change First Nine Months of Fiscal 2020 vs. First Nine Months of Fiscal 2019
North America	(3.7%)	0.7%	(3.1%)	(3.5%)	0.8%	(2.9%)	7.5%	6.4%	4.8%
CE	5.1%	(0.9%)	4.3%	5.0%	(0.7%)	4.2%	10.8%	12.7%	11.0%
UK	(4.7%)	(23.4%)	(9.5%)	(4.4%)	(23.2%)	(9.3%)	(0.2%)	8.3%	(4.5%)
Other (1)	(9.9%)	(35.6%)	(17.3%)	(4.3%)	(34.6%)	(13.1%)	(0.1%)	1.8%	(5.2%)
Total	(2.0%)	(4.6%)	(2.4%)	(1.8%)	(4.5%)	(2.2%)	7.5%	8.0%	5.3%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2020
	Digital Subscription Revenues		Digital	Incoming	EOP	Studio + Digital Fees		Studio + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Studio + Digital	Studio + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$354.4	$354.8	91.6	1,870.5	2,416.4	$268.1	$268.4	32.0	851.6	573.9
CE	150.6	150.1	40.8	863.4	1,064.7	53.7	53.9	7.5	196.6	141.5
UK	24.4	24.3	9.3	189.7	255.7	26.6	26.8	6.2	171.8	112.2
Other (1)	11.9	12.5	2.7	61.4	72.5	10.4	11.1	1.4	40.4	25.4
Total	$541.2	$541.8	144.4	2,984.9	3,809.4	$358.8	$360.2	47.0	1,260.4	853.1

	% Change First Nine Months of Fiscal 2020 vs. First Nine Months of Fiscal 2019
North America	16.9%	17.0%	20.4%	13.5%	24.1%	(21.8%)	(21.7%)	(17.7%)	(6.4%)	(36.6%)
CE	19.5%	19.1%	17.6%	18.2%	21.2%	(21.4%)	(21.0%)	(15.7%)	(6.4%)	(32.1%)
UK	21.8%	21.6%	23.5%	18.5%	29.2%	(20.4%)	(20.0%)	(22.5%)	(1.0%)	(40.1%)
Other (1)	12.4%	18.3%	16.4%	11.0%	18.1%	(26.5%)	(21.2%)	(22.4%)	(9.5%)	(39.3%)
Total	17.7%	17.8%	19.7%	15.1%	23.5%	(21.8%)	(21.5%)	(18.2%)	(5.8%)	(36.5%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the first nine months of fiscal 2020 versus the prior year period was driven by a decrease in Service Revenues, partially offset by an increase in product sales and other. The decrease in Service Revenues in the first nine months of fiscal 2020 versus the prior year period was driven by a decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the second and third quarters of fiscal 2020 driven by the closure of substantially all of our studios due to the COVID-19 pandemic. Furthermore, the subsequent reopening of a limited number of our studios was further impacted by the strategic realignment of our Studio + Digital business. The increase in North America Total Paid Weeks in the first nine months of fiscal 2020 was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in the first nine months of fiscal 2020 versus the prior year period. Higher Digital recruitments in the first nine months of fiscal 2020 were driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year period.

The increase in North America product sales and other in the first nine months of fiscal 2020 versus the prior year period was driven primarily by revenue received in connection with the WW Presents: Oprah’s 2020 Vision tour, partially offset by a decrease in in-studio product sales.

Continental Europe Performance

The increase in Continental Europe revenues in the first nine months of fiscal 2020 versus the prior year period was driven by an increase in Service Revenues. The increase in Service Revenues in the first nine months of fiscal 2020 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Studio + Digital Fees. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the second and third quarters of fiscal 2020 driven by the closure of substantially all of our studios due to the COVID-19 pandemic. Furthermore, the subsequent reopening of a limited number of our studios was further impacted by the strategic realignment of our Studio + Digital business. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in the first nine months of fiscal 2020 versus the prior year period. Higher Digital recruitments in the first nine months of fiscal 2020 were driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year period.

United Kingdom Performance

The decrease in UK revenues in the first nine months of fiscal 2020 versus the prior year period was driven by both a decrease in product sales and other and a decrease in Service Revenues. The decrease in Service Revenues in the first nine months of fiscal 2020 versus the prior year period was driven by a decrease in Studio + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the second and third quarters of fiscal 2020 driven by the closure of substantially all of our studios due to the COVID-19 pandemic. Furthermore, the subsequent reopening of a limited number of our studios was further impacted by the strategic realignment of our Studio + Digital business. The minimal decrease in UK Total Paid Weeks was driven primarily by lower Studio + Digital recruitments, partially offset by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in the first nine months of fiscal 2020 versus the prior year period. Higher Digital recruitments in the first nine months of fiscal 2020 were driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year period.

The decrease in UK product sales and other in the first nine months of fiscal 2020 versus the prior year period was driven primarily by a decrease in in-studio product sales.

Other Performance

The decrease in Other revenues in the first nine months of fiscal 2020 versus the prior year period was driven by both a decrease in product sales and other and a decrease in Service Revenues. The decrease in Service Revenues in the first nine months of fiscal 2020 versus the prior year period was driven primarily by a decrease in Studio + Digital Fees. Studio + Digital Fees were negatively impacted by the significant recruitment decline in the second and third quarters of fiscal 2020 driven by the closure of substantially all of our studios due to the COVID-19 pandemic. Furthermore, the subsequent reopening of a limited number of our studios was further impacted by the strategic realignment of our Studio + Digital business.

The decrease in Other product sales and other in the first nine months of fiscal 2020 versus the prior year period was driven primarily by a decrease in product sales and a decrease in franchise commissions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We currently believe that cash generated by operations, our cash on hand of approximately $204.4 million and our $173.8 million of availability under our Revolving Credit Facility at September 26, 2020 and our cost-savings initiative described below will provide us with sufficient liquidity to meet our obligations for the next twelve months. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

Due to the negative impact of COVID-19, and the uncertainty of the full extent of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, we implemented a $100.0 million cost-savings initiative with respect to our cost structure. We undertook this initiative to proactively manage our liquidity so we can maintain flexibility to respond to evolving business and consumer conditions arising from the pandemic, as well as continue to fund investments in innovating our program and long-term debt obligations. In connection with this initiative, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity and the availability of our Revolving Credit Facility. As with any potential cost-savings measures, we may not be able to recognize all identified potential savings. Even if we are able to recognize the identified savings, the magnitude of our cost-savings initiative may be insufficient to address the evolving and uncertain economic impact of COVID-19 and resulting liquidity needs. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our Revolving Credit Facility, may be adversely affected. Additionally, in June 2020, we amended our Credit Agreement (as defined below) to relax the requirements of the financial maintenance covenant until the end of the second quarter of fiscal 2022 so as to provide additional flexibility for accessing liquidity available under our Revolving Credit Facility (as defined below). See “—Liquidity and Capital Resources—Long-Term Debt—Senior Secured Credit Facilities” for additional details on this amendment.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	September 26,	December 28,	Increase/
	2020	2019	(Decrease)
	(in millions)
Total current assets	$321.4	$295.4	$26.0
Total current liabilities	364.3	394.1	(29.7)
Working capital deficit	(42.9)	(98.7)	(55.7)
Cash and cash equivalents	204.4	182.7	21.7
Current portion of long-term debt	96.3	96.3	0.0
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(151.1)	$(185.2)	$(34.1)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $34.1 million decrease in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	September 26,	December 28,	Increase/	Impact to Working
	2020	2019	(Decrease)	Capital Deficit
	(in millions)
Derivative payable	$32.5	$21.6	$10.9	$10.9
Income taxes payable	$5.8	$3.6	$2.2	$2.2
Portion of operating lease liabilities due within one year	$35.1	$33.2	$1.9	$1.9
Accrued interest	$14.3	$24.6	$(10.3)	$(10.3)
Prepaid income taxes	$20.8	$8.4	$12.4	$(12.4)
Deferred revenue	$48.0	$60.6	$(12.6)	$(12.6)
Operational liabilities and other, net of assets	$36.2	$50.0	$(13.8)	$(13.8)
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$(34.1)

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended:

	September 26, 2020	September 28, 2019
	(in millions)
Net cash provided by operating activities	$127.4	$151.7
Net cash used for investing activities	$(47.8)	$(34.3)
Net cash used for financing activities	$(61.0)	$(112.4)

Operating Activities

First Nine Months of Fiscal 2020

Cash flows provided by operating activities of $127.4 million for the first nine months of fiscal 2020 reflected a decrease of $24.3 million from $151.7 million of cash flows provided by operating activities in the first nine months of fiscal 2019. The decrease in cash provided by operating activities was primarily the result of a decrease in net income attributable to the Company of $27.8 million in the first nine months of fiscal 2020 as compared to the prior year period.

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

Investing Activities

First Nine Months of Fiscal 2020

Net cash used for investing activities totaled $47.8 million in the first nine months of fiscal 2020, an increase of $13.4 million as compared to the first nine months of fiscal 2019. This increase was primarily attributable to higher capital expenditures in the first nine months of fiscal 2020. In the first nine months of fiscal 2020, we entered into a strategic collaboration agreement with ClassPass Inc. (“ClassPass”) and also invested $5.0 million in ClassPass’ recent $285.0 million Series E Preferred Stock funding round.

First Nine Months of Fiscal 2019

Net cash used for investing activities totaled $34.3 million in the first nine months of fiscal 2019, a decrease of $10.6 million as compared to the first nine months of fiscal 2018. This decrease was primarily attributable to investments in intellectual property and the purchase of Kurbo Health, Inc. in the first nine months of fiscal 2018 partially offset by higher capital expenditures for technology in the first nine months of fiscal 2019.

Financing Activities

First Nine Months of Fiscal 2020

Net cash used for financing activities totaled $61.0 million in the first nine months of fiscal 2020 primarily due to $57.8 million used for scheduled debt repayments under our Term Loan Facility. See “—Long-Term Debt” for additional details on debt.

First Nine Months of Fiscal 2019

Net cash used for financing activities totaled $112.4 million in the first nine months of fiscal 2019 primarily due to $50.0 million used for the debt prepayment and $57.8 million used for scheduled debt repayments under our Term Loan Facility. See “—Long-Term Debt” for additional details on debt payments.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at September 26, 2020:

Long-Term Debt

At September 26, 2020

(Balances in millions)

Balance
Term Loan Facility due November 29, 2024	$1,247.5
Notes due December 1, 2025	300.0
Total	1,547.5
Less: Current portion	96.3
Unamortized deferred financing costs	6.3
Unamortized debt discount	18.3
Total long-term debt	$1,426.6

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

As of September 26, 2020, we had $1,247.5 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of September 26, 2020.

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

Borrowings under the Term Loan Facility and, after giving effect to the Credit Agreement Amendment, the Revolving Credit Facility, in each case, bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid (except as otherwise described below), plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for an applicable margin for extensions of credit under the Revolving Credit Facility of 3.00% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. As of September 26, 2020, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for a commitment fee of 0.625% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. Based on our Consolidated First Lien Leverage Ratio as of September 26, 2020, the commitment fee was 0.35% per annum. Our Consolidated First Lien Leverage Ratio as of September 26, 2020 was 2.80:1.00.

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

As of September 26, 2020, we were in compliance with all applicable financial covenants and the applicable Consolidated First Lien Leverage Ratio in the Credit Agreement governing the Revolving Credit Facility though we were not required to comply at such time.

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

Outstanding Debt

At September 26, 2020, we had $1,547.5 million outstanding under the Credit Facilities and the Notes, consisting of borrowings under the Term Loan Facility of $1,247.5 million, $0.0 drawn down on the Revolving Credit Facility and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At September 26, 2020 and December 28, 2019, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 12 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 6.95% and 8.08% per annum at September 26, 2020 and December 28, 2019, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 7.34% and 7.59% per annum at September 26, 2020 and December 28, 2019, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at September 26, 2020:

Total Debt Obligation

(Including Current Portion)

At September 26, 2020

(in millions)

Remainder of fiscal 2020	$38.5
Fiscal 2021	$77.0
Fiscal 2022	$77.0
Fiscal 2023	$77.0
Fiscal 2024	$978.0
Fiscal 2025 and thereafter	$300.0
Total	$1,547.5

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At September 26, 2020 and September 28, 2019, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a loss of $23.3 million and $17.9 million, respectively. At September 26, 2020 and September 28, 2019, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $12.3 million and $14.1 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the nine months ended September 26, 2020 and September 28, 2019, we repurchased no shares of our common stock under this program or otherwise.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, 2020 restructuring charges and goodwill impairment.

The table below sets forth the reconciliation for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net loss, the most comparable GAAP financial measure, for the three and nine months ended September 26, 2020 and September 28, 2019, and EBITDAS and Adjusted EBITDAS to net income for the trailing twelve months ended September 26, 2020:

(in millions)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	Trailing Twelve Months
Net income	$54.5	$47.1	$62.5	$90.2	$91.9
Interest	29.7	33.1	92.3	103.0	124.5
Taxes	8.6	13.1	13.5	26.8	18.2
Depreciation and amortization	12.4	10.9	37.4	33.5	48.9
Stock-based compensation	6.0	5.2	48.7	14.9	54.2
EBITDAS	$111.3	$109.4	$254.4	$268.6	$337.7
2020 restructuring charges	2.3	—	13.5	—	13.5
Goodwill impairment	—	—	3.7	—	3.7
Adjusted EBITDAS (1)	$113.6	$109.4	$271.5	$268.6	$354.8

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the three months ended September 26, 2020 to exclude the $2.3 million of 2020 restructuring charges and adjusts the consolidated statements of net income for the nine months ended September 26, 2020 to exclude the $13.5 million of 2020 restructuring charges and the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of September 26, 2020, our net debt/Adjusted EBITDAS ratio was 3.7x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the nine months ended:

(in millions)

September 26, 2020
Total debt	$1,547.5
Less: Unamortized deferred financing costs	6.3
Less: Unamortized debt discount	18.3
Less: Cash on hand	204.4
Net debt	$1,318.4

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 26, 2020, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2019 have not materially changed from December 28, 2019.

At the end of the third quarter of fiscal 2020, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 4.75%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of September 26, 2020, our interest rate swaps in effect had an aggregate notional amount of $750.0 million. Accordingly, as of September 26, 2020, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.5 million and a hypothetical 90 basis point decrease in interest rates would have decreased annual interest expense by approximately $0.0 million. This increase and decrease is driven primarily by the interest rate applicable to our Term Loan Facility and the LIBOR Floor, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2020, the end of the third quarter of fiscal 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the third quarter of fiscal 2020, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 11 “Legal” of the notes to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2019 other than as disclosed in our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2020, and as updated below.

The global outbreak of the COVID-19 virus is adversely impacting, and will continue to adversely impact, our business and may adversely impact our liquidity.

The global outbreak of the coronavirus (COVID-19) has had and will continue to have a significant adverse impact on our business as well as on the business environment and the markets in which we operate. This global health crisis has also had a significant adverse effect on overall economic conditions and we expect consumer demand to continue to be negatively impacted due to changes in consumer behavior and confidence and health concerns. The situation remains dynamic and subject to rapid and possibly significant change, and accordingly the full extent of the magnitude and duration of the negative impact to our business from the COVID-19 pandemic cannot be predicted with certainty.

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

Following the suspension of our in-person workshops, we rapidly transitioned these workshops to an entirely virtual experience. In June 2020, we began a phased re-opening with reduced operations of a limited number of our studio locations. However, during these uncertain times, we may need to close re-opened studios, may not be able to open studios as planned or may need to further reduce operations. We continue to offer virtual workshops, which may not be successful in meeting the needs or preferences of many of our members, employees and the communities in which we operate. This may result in further decreases in our recruitment as well as a significant decrease in our retention of members. The suspension of our in-person workshops and reduced operations has and will continue to adversely impact our in-studio product sales. We cannot predict how long these suspensions and reduced operations will continue as federal, state, local and foreign authorities and public health officials have adopted numerous mitigation measures to address the spread of the virus, including temporary closure requirements with respect to non-essential business operations (including our workshops) to discourage people from congregating. The duration of these requirements will also likely vary by jurisdiction. The decision to resume in-person workshops has been and will continue to be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences and the protection of the health and safety of our employees and members, and there is substantial uncertainty regarding the manner and timing of any resumption of our in-person workshops. We may face longer closure requirements than expected and other operational restrictions with respect to some or all of our studio and other physical locations due to, among other factors, evolving and stringent federal, state, local and foreign restrictions including social distancing requirements.

Even as we are able to re-open closed studio locations and resume in-person workshops, changes in consumer behavior, including willingness to meet in groups, increasing unemployment levels and associated changes in household income, as well as health concerns may impact consumer demand for our products, customer traffic at our studio locations and recruitment and retention of members in both our Digital and Studio + Digital businesses. A number of our members may be more concerned with maintaining social distancing for a longer period if they perceive themselves to be a part of a higher at-risk group for complications arising from COVID-19. We may also find it more difficult to staff our business operations. The perceived risk of infection or health risk may adversely affect traffic to our studio locations and, in turn, our business, liquidity, financial condition and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for a significant amount of time. In addition, government requirements may increase our operating costs on a studio-by-studio basis as a studio location re-opens due to, among other things, social distancing requirements and costs associated with increased cleaning and other sanitary or protective measures. As part of our focus on best meeting our members’ and consumers’ needs as COVID-related restrictions are lifted or reinstated and as we continue our digital transformation, we are consolidating certain of our studios into branded studio locations and are also closing certain branded studio locations. As a result, we have incurred and will incur costs associated with our real estate realignment. The decision to re-open a studio location, if at all, or consolidate studio locations, will be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences, changes in consumer behavior, and the protection of the health and safety of our employees and members, and will be dependent on aligning with our digital and brand strategy. We may not be able to successfully control our studio environments and realize the intended business advantages of maintaining a select group of studio locations, which could adversely affect our Studio + Digital business and results of operations.

Our business depends on a number of third parties including vendors, landlords, lenders, marketing partners, third-party technology providers and suppliers. The COVID-19 outbreak may have a material adverse impact on these parties and their ability to meet their obligations to us. Any such failure by our third-party partners could negatively impact our ability to provide our products and services to customers. One or more of these third parties may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak. For example, the failure of any third-party technology provider to provide continuous and uninterrupted service could result in disruptions in our websites, services and products or network systems. The full extent of the impact of COVID-19 on these third-party partners continues to evolve and is uncertain.

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

The widespread health crisis also could adversely affect the economies and financial markets of many countries in which we operate, resulting in an economic downturn that could affect consumer demand for our products and services. Our customer purchasing patterns can be influenced by economic factors. The precise impact, and extent thereof, on our business from the disruption of financial markets and the weakening of overall economic conditions cannot be predicted with certainty. Uncertainties regarding the economic impact of COVID-19 have resulted in, and are likely to continue to result in, sustained impact on the economy. Our business is particularly sensitive to reductions in discretionary consumer spending, which may be adversely impacted by a recession or fears of a recession, volatility and declines in the stock market and increasingly pessimistic consumer sentiment due to perceived or actual economic and/or health risks. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions, including as a result of COVID-19, and any resulting recession or slowed economic growth, may have an adverse effect on our financial condition and results of operations.

Due to the negative impact of COVID-19, and the uncertainty of the full extent of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, we implemented a $100.0 million cost-savings initiative with respect to our cost structure. In connection with this initiative, we instituted a number of measures throughout our operations to mitigate such expenses and reduce costs as well as ensure liquidity and the availability of our Revolving Credit Facility. As with any potential cost-savings measures, we may not be able to recognize all identified potential savings. Even if we are able to recognize the identified savings, the magnitude of our cost-savings initiative may be insufficient to address the evolving and uncertain economic impact of COVID-19 and resulting liquidity needs. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our Revolving Credit Facility, may be adversely affected.

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

We are accelerating our strategic digital transformation. This acceleration began with the launch of virtual workshops in March 2020 when we suspended our in-person workshops in response to COVID-19. We expect to continue to evolve our virtual experience and offerings for our members. For example, we continue to work towards the launch of a new digitally-enabled, community-focused and coach-led offering this year, which will reflect learnings from our current virtual workshops and ongoing test pilots. We are reallocating certain resources and will incur additional costs to support this acceleration. This transition to more virtual experiences may not be successful in meeting the needs or preferences of many of our current or potential members. As a result, we may experience decreases in our recruitment and retention of members, or increased member cancellations. Additionally, we may also find it difficult to transition our coaches from in-person coaching to virtual coaching, which may negatively affect our ability to properly staff virtual workshops with experienced coaches. We may not be able to successfully launch our new virtual or other digital offerings and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages of our digital transformation. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate, including as a result of the impact of COVID-19, and may adversely impact our ability to successfully implement this digital strategy. If these or other factors limit our ability to successfully execute this strategic initiative, our business, financial conditions or results of operations may be adversely impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS
Exhibit Number	Description

*Exhibit 3.1	Amended and Restated Bylaws of WW International, Inc. (effective as of October 1, 2020).

*†Exhibit 10.1	Offer Letter, dated July 30, 2020, by and between WW International, Inc. and Amy O’Keefe.

*Exhibit 31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Amy O’Keefe, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: October 29, 2020	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 29, 2020	By:	/s/ Amy O’Keefe
Amy O’Keefe
Chief Financial Officer (Principal Financial Officer)