Form 10-K
period 2021-01-02
WW INTERNATIONAL, INC.
filed 2021-02-25
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 26, 2020 (based upon the closing price of $25.02 per share of common stock as of June 26, 2020, the last business day of the registrant’s second fiscal quarter of 2020, as quoted on The Nasdaq Stock Market LLC) was $1,194,189,688. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and certain shareholders as of June 26, 2020 would be deemed stock held by affiliates.

The number of shares of common stock outstanding as of February 1, 2021 was 68,983,051.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended January 2, 2021.

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Annual Report on Form 10-K:

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;
•	“fiscal 2014” refers to our fiscal year ended January 3, 2015 (included a 53rd week);
•	“fiscal 2015” refers to our fiscal year ended January 2, 2016;
•	“fiscal 2016” refers to our fiscal year ended December 31, 2016;
•	“fiscal 2017” refers to our fiscal year ended December 30, 2017;
•	“fiscal 2018” refers to our fiscal year ended December 29, 2018;
•	“fiscal 2019” refers to our fiscal year ended December 28, 2019;
•	“fiscal 2020” refers to our fiscal year ended January 2, 2021 (included a 53rd week);
•	“fiscal 2021” refers to our fiscal year ended January 1, 2022;
•	“fiscal 2022” refers to our fiscal year ended December 31, 2022;
•	“fiscal 2023” refers to our fiscal year ended December 30, 2023;
•	“fiscal 2024” refers to our fiscal year ended December 28, 2024;
•	“fiscal 2025” refers to our fiscal year ended January 3, 2026 (includes a 53rd week); and
•	“fiscal 2026” refers to our fiscal year ended January 2, 2027.

The following terms used in this Annual Report on Form 10-K are our trademarks: Digital 360TM, FitPoints®, myWW®, Points®, SmartPoints®, Weight Watchers®, WellnessWins®, WW Freestyle®, ZeroPointTM and the WW logo.

ii

PART I

Item 1.	Business

Overview

We are a global wellness company powered by the world’s leading commercial weight management program and an award-winning digital subscription platform. We are focused on inspiring people to adopt healthy habits for real life and aim to democratize and deliver wellness for all. With nearly six decades of weight management experience, expertise and know-how, we are one of the most recognized and trusted brand names among weight-conscious consumers. In 2018, we announced new articulations of our brands, including our evolving focus on WW, to further reinforce our mission to focus on overall health and wellness. We educate our members and provide them with guidance and an inspiring community to enable them to develop healthy habits. WW-branded services and products include digital offerings provided through our apps and websites, workshops, consumer products, and various events and experiences. Our business has gone through a significant shift to a digital subscription model over the past several years and our primary sources of revenue are subscriptions for our digital products and for our workshops. Our “Digital” business refers to providing subscriptions to our digital product offerings, including Digital 360 and Personal Coaching + Digital. Our “Workshops + Digital” (formerly known as “Studio + Digital”) business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members.

We believe that the power of our communities -- via our Connect platform, workshops and Digital 360 offering -- increases accountability and provides our members with inspiration, human connection, and support. This inspires them and enables them to build healthier and more fulfilling food, activity, mindset and sleep habits. Our brands enjoy high awareness and credibility among all types of consumers—women and men, consumers online and offline, the support-inclined and the self-help-inclined. We believe that our program conveys an image of healthy, livable, sustainable and effective weight management in a supportive environment. The efficacy of our commercial weight management programs has been clinically proven in numerous studies and trials. As the number of overweight and obese people worldwide grows, the demand for an effective, scalable and consumer-friendly weight management program increases. We believe our global presence and brand awareness uniquely position us in the global weight management market, and thereby provide us a unique platform to impact the wellness market.

We have built our business by helping millions of people around the world lose weight through a sensible, sustainable and livable approach to food, activity and mindset. We believe we are the leading global provider of paid digital subscription weight management products. As of the end of fiscal 2020, we had a total of approximately 4.4 million subscribers, of which approximately 3.7 million were Digital subscribers and approximately 0.7 million were Workshops + Digital subscribers. Our strong brands, together with the effectiveness of our program, loyal customer base, strong digital offerings and unparalleled network of workshops and coaches, enable us to attract new and returning customers.

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

Our Services and Products

Our Program and Food Plans

In each of our major markets, we offer services and products that are based on our new, customized, healthy weight management program, known as myWW+ in the majority of our markets. The program is founded on a holistic approach for the body and mind to help each of our members lead a healthier, more active, more fulfilling life, and provides flexibility to make significant changes towards that life. It is comprised of a range of science-based nutritional, activity, behavioral and lifestyle tools and approaches that can be personalized for maximum livability, based on the understanding that everyone’s needs and eating patterns are different. myWW+ delivers customized content powered by a smart personalization platform that uses machine learning and artificial intelligence to identify the preferences of each unique member. There are three comprehensive ways to follow our program – the Green, Purple, or Blue food plan – each of which is grounded in our SmartPoints system. Members are assisted in the selection of the plan that will work best for them based on a personalized assessment. SmartPoints was developed from a combination of advancements in scientific research and consumer insights, including from customers who experienced prior WW food plans. With the SmartPoints system, each food has a SmartPoints value determined by the food’s calorie, saturated fat, sugar and protein content. Customers following the SmartPoints system can eat any food as long as the SmartPoints value of their total food consumption stays within their personalized daily and weekly SmartPoints “budget,” which is based on age, weight, height and sex. Each of myWW+’s Green, Purple and Blue food plans has a unique balance of allotted SmartPoints and ZeroPoint foods. ZeroPoint foods do not need to be weighed, measured, or tracked and form the foundation of a healthy eating pattern. Prior to the launch of myWW+ in November 2020, we offered a program known as myWW in the majority of our markets, which launched in November 2019.

In addition to focusing on healthy eating habits, and in furtherance of our mission to focus on overall health and wellness, our program also addresses other aspects of a healthy and fulfilled life, such as mindset, activity, community, hydration and sleep. We carefully select partners in the wellness space who offer services that can aid our members. For example, members can typically access meditation and/or mindfulness content to assist them in developing and maintaining a helpful mindset on their wellness journeys. Like our SmartPoints system, our customized FitPoints system accounts for age, weight, height and sex, as well as the type of activity being done and the duration. This personalization allows members to know exactly what each activity is worth to them and then track their activities and routines within the WW app. WW’s Connect Groups, a part of our digital community, foster meaningful relationships that inspire healthy habits by helping people find communities based on food, identity, wellness journey, activity, mindset, hobbies, locations, events and workshops. Finally, to further inspire and reinforce healthy habits, WellnessWins, our rewards program, inspires members to build, and recognizes members for building, healthy habits. Members can earn “Wins” and redeem them for products and experiences.

Our Subscription Businesses

Our members mainly participate in our program either by solely using our digital products or by using our digital products supplemented by group workshops. Within these two channels, we offer a variety of services and products to meet each member’s preferences. Additionally, our wellness coaches educate members on our program and provide inspiration and support to members in developing healthy habits.

The primary payment structure for our services globally is through subscription plans. Pursuant to these plans, a member typically commits to a minimum term and is automatically charged on a monthly basis until the member elects to cancel.

Digital Business

In our Digital business, we offer digital subscription products based on the WW approach to wellness and weight management. These products provide interactive and personalized resources that allow users to follow our weight management program via our app and web-based products. They help subscribers adopt a healthier and more active lifestyle, a helpful mindset, and healthy habits, with a view toward long-term behavior modification — a key aspect of the WW approach toward healthy and sustainable weight loss. These products provide subscribers with content, functionality, access to coaches and resources and interactive weight management plans and wellness tools. We believe our personalized and interactive Digital subscription products give subscribers an engaging experience. Our Connect online community, which can be accessed via our app and our web-based platform, gives our subscribers a way to stay virtually connected, and support and inspire each other. We continually innovate our Digital offerings, including their design, usability, features and capabilities. For example, in December 2020, we expanded our Digital offerings by introducing Digital 360, a new digitally-enabled, community-focused and coach-led membership plan, in our U.S. and U.K. markets. This premium-priced Digital offering is designed to give members next-level support, motivation and accountability with expert coaches through live and on-demand exclusive content and events. As of the end of fiscal 2020, we had approximately 3.7 million Digital subscribers.

Workshops + Digital Business

In our Workshops + Digital business, we present our program in workshops of 30 to 45 minutes in duration, conveniently scheduled throughout the day. In March 2020, we introduced virtual workshops in immediate response to the impact of COVID-19, and we continue to innovate this offering to address the shift in consumer sentiment towards digitally-enabled offerings. For more information on the impact of COVID-19, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Trends—COVID-19 Pandemic” of this Annual Report on Form 10-K. Workshops + Digital members can attend unlimited workshops both virtually and, where available, in-person. Our face-to-face, interactive community remains the cornerstone of our workshops. Wellness coaches facilitate interactive workshops that encourage learning and inspire members to make positive changes towards their individual goals. Members provide each other inspiration and support by sharing their experiences with, and by providing encouragement and empathy to, other people on weight management and wellness journeys. In addition, our members have access to our digital tools to assist them on their journeys. As of the end of fiscal 2020, we had approximately 0.7 million Workshops + Digital subscribers.

We have franchisees in certain territories. Pursuant to long-standing agreements, we typically pay each other royalties and other fees. In fiscal 2020, revenues from our franchisees represented less than 0.5% of our total revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Our Consumer Product Sales

We sell a range of consumer products, including WW-branded, endorsed, and curated products. These products complement our weight management program and help our customers in their weight management and wellness efforts. Our products are designed to be high quality and offer benefits related to the WW program.

We primarily sell our products online through our e-commerce platforms, at our studios and through our trusted partners. In fiscal 2020, sales of consumer products represented approximately 9.8% of our total revenues. We seek to optimize our product offerings by updating existing products, introducing new products and sharing best practices across geographies.

Our WW-branded products include bars, snacks, cookbooks and kitchen tools. We also license our trademarks and other intellectual property in certain categories of food, beverages and other relevant consumer products and services. We also co-brand or endorse with carefully selected branded consumer products and services. By partnering with carefully selected companies in categories relevant and helpful to weight- and health-conscious consumers, we have a high margin licensing business that gives us access to these consumers and also increases the awareness of our brands. In connection with our acquisition from The Kraft Heinz Company (successor to H.J. Heinz Company), or Heinz, in September 1999, Heinz received a perpetual royalty-free license to continue using our brand in certain food categories. We believe that the strength of the WW brands will create new long-term licensing and partnership opportunities for us.

Health Solutions

As healthcare costs continue to be a significant concern on the minds of employers and their employees, we believe that our broad range of services and products uniquely positions us to serve the market and help employers reduce their healthcare costs and improve the overall well-being of their employees. Our strategy is focused on leveraging our organizational capability to serve employers, both directly and through aggregators, with both our Digital and Workshops + Digital offerings.

We believe the healthcare market represents an important channel to reach new consumers. We continue to explore different approaches to, and strategies for, this market.

Our Clinical Efficacy and Reputation in the Marketplace

WW is one of the most clinically-studied commercial weight management programs, including by way of dozens of peer-reviewed publications in the last 20 years. For example, in 2019, a randomized controlled trial conducted by research teams at the University of North Carolina - Chapel Hill, University of British Columbia, and University of Leeds and funded by us found that study participants assigned to WW for 12 months had over two times more weight loss compared to participants who were assigned to a do-it-yourself weight loss approach. In 2017, a randomized controlled trial conducted by research teams at the University of Cambridge, the University of Liverpool and the University of Oxford and partially funded by us was published in The Lancet and found that adults with obesity referred to WW for one year lost significantly more weight and were able to keep it off for longer compared to those who either received brief advice and self-help materials, or who were referred to a 12-week WW program. In addition, compared to adults receiving brief advice and self-help, adults who followed either the 12- or 52-week WW program achieved greater reductions in body fat; those who followed 52 weeks of WW also achieved greater blood sugar control. Research has shown that WW has impact that reaches beyond our members. In 2018, a 6-month randomized controlled trial conducted by researchers at the University of Connecticut funded by us and published in Obesity showed a “ripple effect” of WW – significant weight loss among untreated spouses of WW members.

WW also has demonstrated efficacy among individuals with diabetes and prediabetes. In 2016, a randomized controlled trial conducted by the Indiana University School of Medicine and funded by us was published in the American Journal of Public Health and found that adults with prediabetes following our Diabetes Prevention Program, or DPP, lost significantly more weight and experienced better blood sugar control than those following a self-initiated diabetes prevention program using supplemental counseling materials. A continuation study published in 2018 showed that these outcomes were maintained at 18 and 24 months and that our DPP was highly cost-effective. Another randomized controlled trial conducted by the Medical University of South Carolina, funded by us and published in Obesity in 2016, found that adults with Type 2 diabetes who followed our diabetes program lost significantly more weight and experienced better blood sugar control than those in a standard diabetes care program. In 2020, a review published in Endocrinology and Metabolism Clinics of North America highlighted the potential for physicians to refer patients with obesity to commercial weight loss programs. It noted that WW is one of only four commercial weight loss programs meeting guideline-recommended standards with demonstrated safety and efficacy at 12 months and one of only two commercial weight loss programs with demonstrated effects on reducing HbA1c levels in participants with Type 2 diabetes. Authors of the review concluded physicians might consider referral to WW for patients with obesity and those with obesity and Type 2 diabetes.

In 2019, a six-month clinical trial of the myWW program conducted by the Medical University of South Carolina’s Weight Management Center and funded by us found that participants on the program experienced clinically significant benefits, including, on average, weight loss of 8%. Among study participants who reported trying to lose weight in the past, 90% agreed myWW is easier to stick with compared to when they have tried to lose weight on their own and 88% agreed that myWW is an easier way to lose weight than when they have tried to lose weight on their own. Our efficacy and the value of our offerings are also well-acknowledged in the marketplace. For instance, in 2021, we again were recognized by U.S. News & World Report in the “Best Diets” rankings, including tying for #1 for “Best Weight-Loss Diets” for the eleventh year in a row and ranking #1 for “Best Commercial Diet Plans.”

Marketing and Promotion

Our communications with consumers and other promotional efforts enhance our brand image and awareness, and motivate both former and potential new customers to join WW. In October 2015, we entered into a Strategic Collaboration Agreement with Oprah Winfrey, pursuant to which, among other things, Ms. Winfrey provides us with services in her discretion to promote the Company and our programs, products and services, including in advertisements and promotions, and making personal appearances on our behalf. For example, in fiscal 2020, as part of our collaboration with Ms. Winfrey, in addition to appearing in our advertising campaign in the United States and other select markets, she embarked on a wellness-focused, national arena tour called WW Presents: Oprah’s 2020 Vision: Your Life in Focus, and hosted Oprah's Your Life in Focus: A Vision Forward, a live, free, interactive, four-week wellness-focused virtual experience. In fiscal 2021, in addition to being featured in our U.S. winter advertising campaign, Ms. Winfrey will host a live, free, interactive virtual series inspired by her 2020 arena tour and virtual experience. Further information on this agreement and our partnership with Ms. Winfrey can be found below under “—History—Winfrey Transaction.”

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

Competition

We compete in the global weight management and wellness market. The weight management and wellness industries include commercial weight management programs; weight loss and wellness apps; surgical procedures; the pharmaceutical industry; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites, and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains.

Competition among commercial weight management programs is largely based on program recognition and reputation, the effectiveness, safety and price of the program and the related digital platform, content and user experience. We compete with several other companies in the commercial weight management industry, although we believe that in certain cases their businesses are not comparable to ours. For example, we believe our prominence as one of the most clinically-studied commercial weight management programs differentiates us from many of our competitors. Additionally, certain of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. In conjunction with a flexible food plan that allows customers the freedom to choose what they eat, we believe that the power of our communities -- via our Connect platform, workshops and Digital 360 offering -- increases accountability and provides our members with inspiration, human connection, and support, which inspires them and enables them to build healthier and more fulfilling food, activity and lifestyle habits.

We believe that food manufacturers that produce meal replacement products are not comparable competition because these businesses’ meal replacement products do not engender behavior modification through education in conjunction with a flexible, healthy food plan.

We also compete with various self-help diets, products, services and publications, such as free weight management apps.

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

Winfrey Transaction

On October 18, 2015, we entered into a Strategic Collaboration Agreement with Ms. Winfrey, or, as amended, the Strategic Collaboration Agreement, pursuant to which Ms. Winfrey granted us the right to use, subject to her approval, her name, image, likeness and endorsement for and in connection with the Company and its programs, products and services (including in advertising, promotion, materials and content), and we granted Ms. Winfrey the right to use our trademarks and service marks to collaborate with and promote the Company and its programs, products and services. The Strategic Collaboration Agreement had an initial term of five years, or the Initial Term, with additional successive one year renewal terms. On December 15, 2019, we entered into an amendment of the Strategic Collaboration Agreement, or the Strategic Collaboration Amendment, with Ms. Winfrey, pursuant to which, among other things, the Initial Term was extended until April 17, 2023 (with no additional successive renewal terms) after which a second term will commence and continue through the earlier of the date of the Company’s 2025 annual meeting of shareholders or May 31, 2025, or the Second Term and together with the Initial Term, the Strategic Term. During the remainder of the Initial Term, Ms. Winfrey will consult with us and participate in developing, planning, executing and enhancing the WW program and related initiatives, and provide us with services in her discretion to promote the Company and its programs, products and services, including in advertisements and promotions, and making personal appearances on our behalf. Subsequently, during the Second Term, Ms. Winfrey and the Company will collaborate with each other towards the mutual objective of advancing and promoting the WW programs and the Company, and in connection therewith, Ms. Winfrey will consult with the Company and participate in developing, planning, executing and enhancing the WW programs and related initiatives. In connection therewith, Ms. Winfrey will make available to the Company her knowledge, expertise, and abilities in the areas of corporate management, consumer insights, advertising and marketing, consumer motivation, and community activation and consult and participate in the design and planning of creative strategy and the related execution of the consumer experience in connection with the WW programs. In addition, throughout the Second Term, except as otherwise prohibited by applicable law, the Company will cause Ms. Winfrey to be nominated as a director of the Company. Ms. Winfrey will not grant anyone but the Company the right to use her name, image, likeness or endorsement for or in connection with any other weight loss or weight management programs during the Strategic Term, and she will not engage in any other weight loss or weight management business, program, products, or services during the Strategic Term and for one year thereafter. The Strategic Collaboration Amendment became operative on May 6, 2020 when our shareholders approved the Winfrey Amendment Option (as defined below).

On October 18, 2015, we also entered into a Share Purchase Agreement with Ms. Winfrey, or, as amended, the Winfrey Purchase Agreement, pursuant to which we issued and sold to Ms. Winfrey an aggregate of 6,362,103 shares of our common stock for an aggregate cash purchase price of $43,198,679. The purchased shares are subject to certain transfer restrictions and a right of first offer and right of first refusal held by the Company. Under the Winfrey Purchase Agreement, Ms. Winfrey has certain demand registration rights and piggyback rights with respect to these purchased shares. On December 15, 2019, the Company entered into an amendment to the Winfrey Purchase Agreement with Ms. Winfrey. Initially, the Winfrey Purchase Agreement provided Ms. Winfrey with the right to be nominated as a director of the Company for so long as she and certain permitted transferees own at least 3% of our issued and outstanding common stock. The amendment to the Winfrey Purchase Agreement provides Ms. Winfrey with the right to be nominated as a director of the Company through and until January 1, 2023. Ms. Winfrey will not be required to resign as a director at such time. The amendment to the Winfrey Purchase Agreement became operative on May 6, 2020 when our shareholders approved the Winfrey Amendment Option (as defined below).

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

In consideration of Ms. Winfrey entering into the Strategic Collaboration Amendment and the performance of her obligations thereunder, on December 15, 2019, the Company and Ms. Winfrey entered into a term sheet relating to the grant of a fully vested option to purchase 3,276,484 shares of our common stock, or the Winfrey Amendment Option. The term sheet for the Winfrey Amendment Option, which includes the terms and conditions appended thereto, is referred to herein as the Winfrey Amendment Option Agreement. Upon our shareholders approving the Winfrey Amendment Option on May 6, 2020, it became exercisable at a price of $38.84 per share, in whole or in part, at any time prior to November 30, 2025, subject to earlier termination under certain circumstances, including if a change in control (as defined in the Winfrey Amendment Option Agreement) of the Company occurs. The shares issuable upon exercise of the Winfrey Amendment Option are subject to certain transfer restrictions and a right of first offer and right of first refusal held by the Company.

In March 2018, as permitted under the Winfrey Purchase Agreement and the Winfrey Option Agreement transfer provisions, Ms. Winfrey sold 954,315 of the purchased shares discussed above and exercised a portion of the Winfrey Option resulting in the sale of 1,405,387 shares issuable under such option, respectively. Similarly, in fiscal 2020, Ms. Winfrey sold 2,782,476 of the purchased shares discussed above and exercised a portion of the Winfrey Option resulting in the sale of 1,118,036 shares issuable under such option.

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

Regulation

A number of laws and regulations govern our advertising and marketing, services, products, operations and relations with consumers, licensees, franchisees, coaches, guides, employees and government authorities in the countries in which we operate. Certain federal, state and foreign agencies, such as the U.S. Federal Trade Commission, or FTC, and the U.S. Food and Drug Administration, or FDA, regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, labeling, privacy, consumer pricing and billing arrangements and other consumer protection matters. We are subject to many distinct employment, labor, commercial, benefits and tax laws and regulations in each country in which we operate, including regulations affecting our employment and wage and hour practices and our relations with our coaches, guides and employees. Laws and regulations directly applicable to data protection and communications, operations or commerce over the Internet, such as those governing intellectual property, privacy and taxation, continue to evolve. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally.

During the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017. From time to time, we have been in discussions with the FTC regarding such matters. Subsequent to our 2018 acquisition of Kurbo Health, Inc., or Kurbo, we have been in discussions with the FTC regarding online privacy obligations associated with that program. For additional details on Kurbo, see “Item 6. Selected Financial Data— Items Affecting Comparability” in Part II of this Annual Report on Form 10-K.

Human Capital Management

At WW our core mission is to inspire healthy habits for real life - for people, families, communities and the world. We believe that our workforce plays an integral role in achieving our mission. As of December 31, 2020, we had approximately 10,000 employees, a majority of whom were part-time employees. In addition, in certain of our international markets, our coaches and guides are self-employed and are not included in this total.

Diversity and Inclusion

We believe that a diverse and inclusive workforce helps us to explore and realize the many different paths to health and wellness for our members, which leads to better execution of our strategic initiatives. For example, over 50% of the members of our Executive Committee, including our Chief Executive Officer and our Chief Financial Officer, are women. To further our commitment to create an inclusive and diverse culture, we appointed a Head of Inclusion & Diversity who reports directly to our Chief People Officer. Additionally, we offer forums and formal training programs for our employees to enable them to share best practices and experiences with respect to diversity and inclusion in the workplace.

Training and Development

We develop our personnel by offering in-house learning and development resources. These include online and in-person training programs on a variety of topics in order to foster career growth both long term and short term. For example, we offer leadership training to help ensure our future business leaders have the necessary skill sets to manage and lead our organization.

Wellness, Health and Safety

We are focused on promoting the total wellness of our employees, and offer resources, programs and services to support our employees’ physical, mental, financial and social wellness. For example, employees receive an annual wellness allowance, offering a flexible and personalized way to support their wellness goals.

In response to the COVID-19 pandemic, we implemented significant changes to best promote the health and safety of our employees and members. This includes currently having the vast majority of our employees work from home, while implementing additional safety measures through a digital capacity planning, hoteling and contact tracing app for employees continuing in-person work. For more information on our COVID-19 response, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Trends—COVID-19 Pandemic” of this Annual Report on Form 10-K.

Total Rewards

We provide competitive compensation and benefits programs for our employees. In addition to salaries, these programs (which vary by employee level and by the country where the employees are located) include, among other items, bonuses, stock awards, retirement benefits including 401(k) (or local market equivalent) and profit-sharing plan or participation in a non-qualified deferred compensation plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid parental leave, advocacy resources, flexible work schedules and employee assistance programs.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies, objectives and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “aim” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	the impact of the global outbreak of the COVID-19 virus on our business and liquidity and on the business environment and markets in which we operate;
•	competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods;
•	our failure to continue to retain and grow our subscriber base;
•

our ability to continue to develop new, innovative services and products and enhance our existing services and products or the failure of our services, products or brands to continue to appeal to the market, or our ability to successfully expand into new channels of distribution or respond to consumer trends;

•	the ability to successfully implement strategic initiatives;
•	the effectiveness of our advertising and marketing programs, including the strength of our social media presence;
•	the impact on our reputation of actions taken by our franchisees, licensees, suppliers and other partners;
•	the recognition of asset impairment charges;
•	the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;
•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;
•	the expiration or early termination by us of leases;
•	uncertainties related to a downturn in general economic conditions or consumer confidence;
•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;
•	the seasonal nature of our business;
•	the impact of events that discourage or impede people from gathering with others or accessing resources;
•	our failure to maintain effective internal control over financial reporting;
•	the impact of our substantial amount of debt, debt service obligations and debt covenants, and our exposure to variable rate indebtedness;
•	the ability to generate sufficient cash to service our debt and satisfy our other liquidity requirements;
•	uncertainties regarding the satisfactory operation of our technology or systems;
•	the impact of data security breaches or privacy concerns, including the costs of compliance with evolving privacy laws and regulations;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;
•	risks and uncertainties associated with our international operations, including regulatory, economic, political, social, intellectual property, and foreign currency risks;
•	the outcomes of litigation or regulatory actions;
•	the impact of existing and future laws and regulations;
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

You should consider carefully, in addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The following discussion of risks is not all inclusive but is designed to highlight what we believe are the most significant risks that we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Business and Operations

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

While we have taken steps to address the risks and impact of the COVID-19 pandemic, as a result of the pandemic, we have experienced significant disruption to our business, including with respect to decreases in member recruitment. While the recruitment disruption was temporary in our Digital business, it has been more pronounced and sustained in our Workshops + Digital business, in part due to our suspension in mid-March 2020 of our in-person workshops. Our member retention in both our Digital and Workshops + Digital businesses may also be significantly negatively impacted by the pandemic.

Following the suspension of our in-person workshops, we rapidly transitioned these workshops to an entirely virtual experience. In June 2020, we began a phased re-opening with reduced operations of a limited number of our studio locations. However, during these uncertain times, we may need to close re-opened studios or may not be able to open studios as planned. We also continue to evolve our workshop strategy as we evaluate our cost structure and respond to shifting consumer sentiments, and accordingly we may need to further reduce operations. We continue to offer virtual workshops, which may not be successful in meeting the needs or preferences of many of our members, employees and the communities in which we operate. This may result in further decreases in our recruitment as well as a significant decrease in our retention of members. Our reduced operations have and will continue to adversely impact our in-studio product sales. We cannot predict how long these reduced operations will continue as federal, state, local and foreign authorities and public health officials have adopted numerous mitigation measures to address the spread of the virus, including temporary closure requirements with respect to non-essential business operations (including our workshops) to discourage people from congregating. The duration of these requirements will also likely vary by jurisdiction. The decision to resume in-person workshops has been and will continue to be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences and the protection of the health and safety of our employees and members, and there is substantial uncertainty regarding the manner and timing of any resumption of our in-person workshops. We may face longer closure requirements than expected and other operational restrictions with respect to some or all of our studio and other physical locations due to, among other factors, evolving and stringent federal, state, local and foreign restrictions including social distancing requirements.

Even as we are able to re-open closed studio locations and resume in-person workshops, changes in consumer behavior, including willingness to meet in groups, increasing unemployment levels and associated changes in household income, as well as health concerns may impact consumer demand for our products, customer traffic at our studio locations and recruitment and retention of members in both our Digital and Workshops + Digital businesses. A number of our members may be more concerned with maintaining social distancing for a longer period if they perceive themselves to be a part of a higher at-risk group for complications arising from COVID-19. We may also find it more difficult to staff our business operations. The perceived risk of infection or health risk may adversely affect traffic to our studio locations and, in turn, our business, liquidity, financial condition and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for a significant amount of time. In addition, government requirements may increase our operating costs on a studio-by-studio basis as a studio location re-opens due to, among other things, social distancing requirements and costs associated with increased cleaning and other sanitary or protective measures. As part of our focus on best meeting our members’ and consumers’ needs as COVID-related restrictions are lifted or reinstated, we consolidated certain of our studios into branded studio locations and continue to close certain other branded studio locations. As a result, we have incurred and will incur significant costs associated with our real estate realignment. The decision to re-open a studio location, if at all, or further consolidate studio locations, will be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences, changes in consumer behavior, and the protection of the health and safety of our employees and members, and will be dependent on cost efficiencies and alignment with our digital and brand strategy. We may not be able to successfully control our studio environments and realize the intended business advantages of maintaining a select group of studio locations, which could adversely affect our Workshops + Digital business and results of operations.

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

Due to the negative impact of COVID-19, and the uncertainty of the full extent of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, in fiscal 2020 we implemented a $100.0 million cost-savings initiative with respect to our cost structure. In connection with this initiative, we instituted a number of measures throughout our operations to mitigate such expenses and reduce costs as well as ensure liquidity and the availability of our Revolving Credit Facility. While our fiscal 2020 cost-savings initiative was sufficient to address our liquidity needs in fiscal 2020, the evolving and uncertain economic impact of COVID-19 may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our Revolving Credit Facility, may be adversely affected.

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

We previously implemented emergency pay policies and have taken other compensation and benefit actions to support our employees during the COVID-19 business interruption, but those actions may not be sufficient to compensate them for the entire duration of any business interruption resulting from COVID-19. Due to the negative impact of COVID-19, and the uncertainty of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, we also previously implemented temporary compensation reductions for certain employees and may need to do so again in the future. Any such impacted employees might seek and find other employment, or might otherwise choose not to return to their positions. This could impact our recruitment or retention of employees, and also could materially adversely affect our ability to properly staff and re-open our studio locations with experienced teams when the business interruptions caused by COVID-19 abate or end.

The COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the risks related to the other risk factors described herein.

Competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods could result in decreased demand for our services and products.

The weight management and wellness marketplace is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: commercial weight management programs; weight loss and wellness apps; surgical procedures; the pharmaceutical industry; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites, and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains. As we or others develop new or different weight management services, products, methods or technologies, additional competitors may emerge. Furthermore, existing competitors may enter new markets or expand their offerings or advertising and marketing programs. More effective or more favorably perceived diet and weight and healthy living management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. This competition may reduce demand for our services and products.

The purchasing decisions of weight management and healthy living consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, cost, social media presence and sentiment, consumer trends, the digital platform, content and user experience, and perception of the efficacy of the service and product offerings. Moreover, consumers can, and frequently do, change approaches easily and at little cost. For example, fad diets and weight loss trends, such as low-carbohydrate diets, have adversely affected our revenues from time to time. Also, in recent years, our revenue was adversely affected by the popularity of mobile technology, which has led to increased trial of free weight management apps and activity monitors. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

A failure to continue to retain and grow our subscriber base could adversely affect our results of operations and business.

Subscriptions to our businesses generate a substantial portion of our revenue, and our future growth depends upon our ability to retain and grow our subscriber base and audience. To do so will require us to continue to evolve our subscription model, address changing consumer demands and developments in technology and improve our products while continuing to provide our members with guidance, compelling content, and an inspiring community to enable them to develop healthy habits. We have invested and will continue to invest significant resources in these efforts, but there is no assurance that we will be able to successfully maintain and increase our subscriber base or that we will be able to do so without taking steps such as reducing pricing or incurring subscription acquisition costs that would affect our subscription revenues, margin and/or profitability.

If we do not continue to develop new, innovative services and products or if our services, products or brands do not continue to appeal to the market, or if we are unable to successfully expand into new channels of distribution or respond to consumer trends, our business may suffer.

The weight management and wellness marketplace is subject to changing consumer demands based, in large part, on the efficacy and popular appeal of weight management and healthy living programs. The popularity of weight management and healthy living programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends. For example, consumers are increasingly focusing on more integrated lifestyle and fitness approaches and may associate our program with just food, nutrition and diet, which could adversely impact its popularity. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis, to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, healthy living, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products. Additionally, new or enhanced services or products may not appeal to the market or the market’s perception of us. As we announce new articulations of our brands, such as our evolution from Weight Watchers to WW in 2018, and we adopt new trademarks, the marketplace may not embrace or accept them and it may take time to build their reputation and goodwill, both with consumers and with our partners. Our future success also will depend, in part, on our ability to successfully distribute our services and products through appealing channels of distribution, such as social media. Our failure to develop new, innovative services and products and to enhance our existing services and products, the failure of our services, products or brands to continue to appeal to the market or the failure to expand into appealing new channels of distribution could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

We may not be able to successfully implement our strategic initiatives, which could adversely impact our business, financial conditions or results of operations.

We are continually evaluating changing consumer preferences and the competitive environment of the weight management and healthy living marketplace and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy that addresses those changes. Over the past several years, we have increased our focus on overall health and wellness. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition or results of operations may be adversely affected.

We continually innovate our digital offerings and experiences for our members. For example, in March 2020 we suspended our in-person workshops in response to COVID-19, and in December 2020, we expanded our offerings and introduced Digital 360, a new digitally-enabled, community-focused and coach-led membership plan. Such new offerings may not have the same success, or gain traction as quickly, as our past offerings. This increased focus on more digitally-enabled offerings may not be successful in meeting the needs or preferences of many of our current or potential members. As a result, we may experience decreases in our recruitment and retention of members, or increased member cancellations. Additionally, we may also find it difficult to transition our coaches from in-person coaching to virtual coaching, which may negatively affect our ability to properly staff virtual workshops with experienced coaches. We may not be able to successfully launch our new virtual or other digital offerings and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages of our digital transformation. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate, including as a result of the impact of COVID-19, and may adversely impact our ability to continue to successfully implement this digital strategy. If these or other factors limit our ability to successfully execute this strategic initiative, our business, financial conditions or results of operations may be adversely impacted.

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

We believe that our brands, including their widespread recognition and strong reputation and goodwill in the market, are one of our most valuable assets and they provide us with a competitive advantage. Our franchisees operate their businesses under our brands. We license our trademarks to third parties for the manufacture and sale in retail stores by such parties of a variety of goods, including food products, and also co-brand or endorse third-party branded consumer services and products. We also sell through a variety of channels, including online through our e-commerce platforms, at our studios and through our trusted partners, food and non-food products manufactured by third-party suppliers. In addition, we integrate our services and products with those of other third parties, including through bundled offerings. Our third-party partnerships also extend to event sponsorships, co-promotions, and retail pop-ups. Our franchisees, licensees, suppliers and other partners are independent third parties with their own financial objectives, third-party relationships and brand associations. Actions taken by them, including violations of generally accepted ethical business practices or breaches of law or contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our reputation. Also, our products may be subject to product recalls, brand confusion, litigation or other deficiencies, which could harm our brands. Any negative publicity associated with these actions or these third parties would adversely affect our reputation and may result in decreased recruitment, Digital product subscriptions, workshop attendance and product sales and, as a result, lower revenues and profits.

We may be required to recognize asset impairment charges for indefinite- and definite-lived assets.

In accordance with GAAP (as defined hereafter), we perform impairment reviews of our indefinite-lived assets, which include franchise rights acquired and goodwill, on at least an annual basis or more often if events so require. We also continually evaluate whether current factors or indicators, such as the deterioration in relevant, country macroeconomic conditions, an increased competitive environment, a decline in our financial performance, and/or other prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets. The process of testing franchise rights acquired, goodwill and other indefinite-lived assets for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. Certain factors, including the future profitability of our businesses, the price of our common stock, the market value of our debt and macroeconomic conditions (both at the global and local levels), might have a negative impact on the fair value of these assets. In fiscal 2020, we recorded a $3.7 million impairment charge for goodwill related to our Brazil reporting unit. We may incur additional impairment charges in the future, which would have an adverse impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II of this Annual Report on Form 10-K for additional information.

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

We depend on senior management and other key personnel and consultants, and the loss of certain personnel or consultants could result in the loss of management continuity and institutional knowledge and negatively affect our operations, brand image and goodwill. In October 2015, Ms. Winfrey and the Company began a long-term, strategic partnership, which included her making a substantial equity investment in the Company, joining our Board of Directors, providing certain consulting services and granting us the right to use her name and marks. For additional details on these consulting services and rights and the applicable term during which we may benefit, see “Item 1. Business—History—Winfrey Transaction” of this Annual Report on Form 10-K. Our ability to maintain our brand image and leverage the goodwill associated with Ms. Winfrey’s name may be damaged if we were to lose her services or if the nature of our partnership changes. The loss of Ms. Winfrey’s services or partnership with us for any reason (including as a result of her death or disability), any negative market or industry perception with respect to her or her participation in the Company’s programs, or the failure by Ms. Winfrey to provide services in her discretion to promote the Company, our programs, services and products or to consult with us and participate in developing, planning, executing and enhancing our programs and related initiatives, all in accordance with our strategic partnership arrangements with her, could have an adverse effect on our business, financial condition and results of operations.

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

The inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us, could have an adverse effect on our financial results.

We have entered into licensing, co-branding and endorsement relationships with numerous partners for the distribution and sale of certain products and services that are relevant and helpful to weight- and health-conscious consumers. These arrangements are typically for fixed terms, following which the parties decide whether to extend the term of the arrangement. There is no guarantee that we will reach mutually agreeable terms with our partners for extending an arrangement. Similarly, in those instances where a licensee enjoys the option to extend the term of a license as a result of having achieved certain conditions, there is no guarantee that the licensee will avail itself of such option. Our financial results could be adversely affected if we are unable to extend a licensing, co-branding or endorsement arrangement, if we are unable to do so on terms favorable to us, or if we cannot locate a suitable alternative to an incumbent licensee who has decided not to renew its arrangement.

Expiration or early termination by us of leases could have an adverse impact on our financial results.

Our operations, including corporate offices, are located in leased office space and many of our workshops are held in leased space in retail centers. As leases expire, we may not be able to renew them on acceptable terms or secure suitable replacement locations. As we decide to relocate or close studios before the expiration of the applicable lease term, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. For example, in fiscal 2020 we recorded an $8.0 million charge in connection with the closure of certain studios. Any of the above events could adversely impact our financial results.

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

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations due to the seasonal nature of our business. Historically, the first quarter of the fiscal year, known as our winter season, is the most important quarter for recruitments. Given the subscription nature of our products, failure to realize recruitments during the winter season could negatively impact our performance for the remainder of the year. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results.

Any event that discourages or impedes people from gathering with others, whether at a gathering place, work or otherwise, or accessing resources could adversely affect our business.

Our business is subject to conditions beyond our control, including extreme weather, terrorism, health epidemics (such as the COVID-19 pandemic), loss of resources such as electricity and internet connections, national disasters and other extraordinary events, that may prevent or impede in-person or virtual workshop attendance or accessing our Digital products. These conditions could also impact the ability of our suppliers and other third party partners to meet their obligations to us and negatively impact our ability to provide our products and services to customers. The occurrence of any event that discourages people from gathering with others or impedes their ability to access our services and products could adversely affect our business, financial condition or results of operations.

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

Risks Related to Our Liquidity

Our substantial amount of debt and our debt service obligations, as well as our exposure to variable rate indebtedness, could adversely affect our financial condition, and the restrictions of our debt covenants could impede our operations and flexibility.

As of January 2, 2021, our total debt was $1,509.0 million. In addition, at January 2, 2021, we had $173.8 million available under our revolving credit facility. $1,209.0 million of our debt consists of variable-rate instruments so we are subject to the risk of higher interest rates. We seek to manage our exposure to interest rates through interest rate swaps. At the end of fiscal 2020, we had in effect interest rate swaps with an aggregate notional amount of $750.0 million.

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

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and wellness programs and pressure from our competitors. As of the end of fiscal 2020, we have a term loan facility with an outstanding aggregate principal amount of $1,509.0 million due in November 2024, a revolving credit facility with availability of $173.8 million and $300.0 million in aggregate principal amount of outstanding 8.625% senior notes due in December 2025. We expect to pay the principal and interest due on the term loan facility and our notes from a combination of our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. There can be no assurance that we will maintain a level of cash flows provided by operating activities in an amount sufficient to permit us to pay the principal and interest on all of our outstanding debt.

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

Risk Related to Technology, Security and Intellectual Property

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

Existing, proposed or new data privacy legislation and regulations, including interpretations thereof, could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and includes increased privacy and security requirements for companies that receive or process personal data of residents of Europe. As a result, we have implemented measures to comply with these requirements, including, among other things, documenting our data processing activities and informing users about how we use their personal data. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our services and products. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator. The GDPR also includes significant penalties for non-compliance with any of several requirements of the regulation. Data protection and privacy laws have also been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020, the Health Insurance Portability and Accountability Act (HIPAA), and other relevant statutes. These laws also typically include notification obligations and impose significant penalties and potential liability for non-compliance. The data privacy and security regulatory regime continues to evolve and is increasingly demanding. Many states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across jurisdictions could present compliance challenges, and any failures to comply with such requirements may have an adverse effect on our business or results of operations.

Further, many jurisdictions require that customers be notified if a security breach results in the disclosure of their personal financial account or other information, and additional jurisdictions and governmental entities are considering such laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience, or in certain cases suspect, a security breach and such notice or public disclosure is required in the future, our reputation, brands and business may be harmed. Prospective and existing customers and clients may have concerns regarding our use of private information or data collected on our apps and websites or through our services and products, such as weight management information, financial data, email addresses and home addresses. These privacy concerns could keep customers and clients from using our apps and websites or purchasing our services or products, and third parties from partnering with us.

While no cybersecurity breach or attack to date has had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of our information technology networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. In addition, the transmission of computer viruses, or similar malware, could adversely affect our information technology systems and harm our business operations. As a result, it may become necessary to expend significant additional amounts of capital and other resources to protect against, or to alleviate, problems caused by security breaches. These expenditures, however, may not prove to be a sufficient protection or remedy.

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

Risks Related to Our International Operations, Litigation, Laws and Regulations

Our international operations expose us to regulatory, economic, political, social and intellectual property risks in the countries in which we operate.

The international nature of our operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls; economic downturns; inflation and political and social instability in the countries in which we operate; weakening or loss of the protection of intellectual property rights in some countries and limitations on our ability to enforce our intellectual property rights under some local laws; and our dependence on foreign personnel. For example, during the second quarter of fiscal 2016, the United Kingdom voted by referendum to exit the European Union, commonly referred to as “Brexit.” On January 31, 2020, the United Kingdom ceased to be part of the European Union and the transition period ended on December 31, 2020. While the United Kingdom and the European Union announced on December 24, 2020 that they have reached agreement on a new Trade and Cooperation Agreement, which addresses the future relationship between the parties, Brexit has and continues to create general economic uncertainty in the United Kingdom and European Union. The effects of Brexit could have an adverse impact on our business, results of operations, financial condition, and/or cash flows, particularly with respect to our United Kingdom reportable segment.

Foreign regulations may also restrict our ability to operate in some countries, acquire new businesses, recur bill our customers or repatriate cash from foreign subsidiaries back to the United States. If we expand our operations into additional foreign countries, we may be subject to additional risks, including the ability to successfully adapt to local culture and navigate regulatory, economic, political, social and intellectual property risks. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

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

Certain federal, state and foreign agencies, such as the FTC and FDA, regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, labeling, privacy, consumer pricing and billing arrangements, and other consumer protection matters. A determination by a federal, state or foreign agency, or a court in connection with a governmental enforcement action or private litigation, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions on our business operations. For example, during the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017. Subsequent to our 2018 acquisition of Kurbo, we became subject to additional obligations under the Children’s Online Privacy Protection Act (COPPA) and other applicable laws and regulations enforced by the FTC and other agencies.

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

Future laws or regulations, including laws or regulations affecting our advertising and marketing practices, consumer pricing and billing arrangements, relations with consumers, employees, coaches, guides, brand ambassadors, spokespersons, social media influencers, licensees or franchisees, or our services and products, may have an adverse impact on us.

Risks Related to Ownership of Our Common Stock

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

The sale of substantial amounts of shares of our common stock by existing large shareholders, or the perception that such sales could occur, including sales by Artal or Ms. Winfrey, could harm the prevailing market price of shares of our common stock. In fiscal 2018, Artal sold 14,625,000 shares of our common stock and Ms. Winfrey sold 2,359,702 shares of our common stock (including shares transferred by Ms. Winfrey as a gift to The Oprah Winfrey Charitable Foundation that were subsequently sold by such foundation). In fiscal 2020, Ms. Winfrey sold 3,900,512 shares of our common stock (including shares she transferred as a gift to The Oprah Winfrey Charitable Foundation that were subsequently sold by such foundation). These sales, and the possibility that additional sales may occur in the future, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of January 2, 2021, we had a total of 68,969,708 shares of our common stock outstanding. Substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act and including Artal and Ms. Winfrey, may be sold only in compliance with certain limitations applicable to affiliates.

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

We are currently headquartered in New York, New York in a leased office space, with additional corporate, customer support, technology and certain other operations located in leased office spaces elsewhere in the United States and Canada. Each of our foreign country operations generally also has leased or shared office space to support its operations. Our in-person workshops are typically held in space leased in retail centers or in third-party locations (usually meeting rooms in well-located hotels).

Item 3.	Legal Proceedings

The information called for by this item is incorporated herein by reference to the legal proceedings disclosure under Note 16 “Commitments and Contingencies” of the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

Pursuant to General Instruction G(3) to Form 10-K, certain of the information regarding our directors and executive officers required by Items 401(a), (b) and (e) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below are the names, ages and current positions of our executive officers and directors, all as of January 2, 2021. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position

Mindy Grossman	63	President and Chief Executive Officer, Director

Amy O’Keefe…………………………………	50	Chief Financial Officer

Nicholas P. Hotchkin	55	Chief Operating Officer

Michael F. Colosi	55	General Counsel and Secretary

Michael Lysaght……………………………...	47	Chief Digital Officer

Gail B. Tifford	51	Chief Brand Officer

Raymond Debbane(1)	65	Chairman of the Board of Directors

Steven M. Altschuler, M.D.(1)(2)	67	Director

Julie Bornstein	50	Director

Tracey D. Brown(2)	53	Director

Jennifer Dulski(1)………………………………………...	49	Director

Jonas M. Fajgenbaum	48	Director

Denis F. Kelly(2)	71	Director

Julie Rice(3)	50	Director

Thilo Semmelbauer(3)	55	Director

Christopher J. Sobecki(1)(3)	62	Director

Oprah Winfrey	66	Director

(1)	Member of Compensation and Benefits Committee.
(2)	Member of Audit Committee.
(3)	Member of Nominating and Corporate Governance Committee.

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

Amy O’Keefe. Ms. O’Keefe has served as our Chief Financial Officer since October 2020. Prior to joining us, Ms. O’Keefe served as Chief Financial Officer of Drive DeVilbiss Healthcare Limited, a global manufacturer and distributor of medical products, from March 2017 to June 2020. She previously served as Chief Financial Officer of Savant Systems, LLC, a global designer and developer of home automation and control systems, from April 2015 to December 2016, and Chief Financial Officer of D&M Holdings Inc., a global designer and manufacturer of audio products, from January 2011 to July 2014. Prior to that time, Ms. O’Keefe held several corporate finance positions with The Black & Decker Corporation, including as Divisional Chief Financial Officer for certain divisions, and was a certified public accountant for Ernst & Young LLP. Ms. O’Keefe received a B.B.A. in Accounting from Loyola College.

Nicholas P. Hotchkin. Mr. Hotchkin has served as our Chief Operating Officer since October 2020. In addition to serving as our Chief Financial Officer from August 2012 to September 2020, he served as our Operating Officer, North America from March 2019 to September 2020 and our President, Emerging Markets from March 2018 to September 2020. He also served as a member of our former Interim Office of the Chief Executive Officer from September 2016 to July 2017. Prior to joining us, Mr. Hotchkin had spent several years at Staples, Inc., a global leader in the office supply industry. Most recently, Mr. Hotchkin served as Senior Vice President of Finance for the U.S. Retail division of Staples based in Massachusetts, a position he held from May 2010 to August 2012. Before assuming that position, he had been Senior Vice President of Finance and Treasurer of Staples, a position he held from November 2006 to April 2010. Prior to joining Staples, Mr. Hotchkin held several corporate finance positions with Delphi Corporation and General Motors Corporation including assignments in the United States, Asia and Europe. Mr. Hotchkin received a B.A. in Economics from Harvard College and an M.B.A. from the Harvard Business School.

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

Michael Lysaght. Mr. Lysaght has served as our Chief Digital Officer since August 2019. He previously served as our Chief Technology Officer from September 2016 to July 2019, our Senior Vice President of Digital Product Engineering from September 2014 to September 2016 and as Interim Chief Technology Officer from April 2016 to September 2016. Prior to joining us, Mr. Lysaght worked at SecondMarket, Inc. (now Nasdaq Private Market), a platform providing liquidity solutions for private companies, from March 2009 to September 2014, where he most recently held the role of Vice President of Engineering/Head of Technology. He previously was an Independent Consultant working for a variety of startups, telecommunication companies and financial institutions. Mr. Lysaght has a B. Sc. in Computer Science from University College Cork, Ireland.

Gail B. Tifford. Ms. Tifford has served as our Chief Brand Officer since March 2018. Prior to joining us, Ms. Tifford most recently served as Vice President of Media North America and Global Digital Innovation for Unilever PLC, a consumer goods company, from June 2016 to February 2018. Prior to that she served as Unilever’s Vice President, Media and Digital Engagement from February 2015 to June 2016 and Senior Director of Media, North America from May 2011 to February 2015. From October 2009 to May 2011, Ms. Tifford was Vice President, Strategic Partnerships at MTV Networks, a cable and satellite television channel owned by Viacom Media Networks. Prior to that, she began her brand and marketing career at Unilever. Ms. Tifford received a B.A. in Psychology from Tufts University and a J.D. from Brooklyn Law School. She is a director of Fossil Group, Inc.

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

Steven M. Altschuler, M.D. Dr. Altschuler has been a director since September 2012. Since May 2018, Dr. Altschuler has served as a Managing Director, Healthcare Ventures, of Ziff Capital Partners, a private investment firm. He previously served as a consultant to the University of Miami Health Care System from September 2017 through December 2017, the Chief Executive Officer of University of Miami Health Care System and Executive Vice President for Healthcare at the University of Miami from January 2016 to September 2017, and the Chief Executive Officer of The Children’s Hospital of Philadelphia (CHOP) from April 2000 until June 2015. Prior to assuming the role of Chief Executive Officer, Dr. Altschuler held several positions at CHOP and the Perelman School of Medicine at the University of Pennsylvania, including Physician-in-Chief/Chair of Pediatrics and chief of the Division of Gastroenterology, Hepatology and Nutrition. Dr. Altschuler received a B.A. in mathematics and an M.D. from Case Western Reserve University. Dr. Altschuler is Chairman of the Board of Directors of 89bio, Inc. and a director of Orchard Therapeutics plc. He previously served as Chair of the Board of Directors of Spark Therapeutics, Inc. and a director of Adtalem Global Education Inc.

Julie Bornstein. Ms. Bornstein has been a director since February 2019. Since February 2018, Ms. Bornstein has served as Chief Executive Officer of The Yes Platform, Inc., an AI-powered online shopping platform she co-founded. From March 2015 to September 2017, Ms. Bornstein served as Chief Operating Officer at Stitch Fix, Inc., an online styling services company. Prior to that, Ms. Bornstein served as Chief Digital Officer at Sephora, a cosmetic retail company and subsidiary of LVMH Moët Hennessy Louis Vuitton SE, from August 2007 to March 2015. Ms. Bornstein received a B.A. in Government from Harvard College and an M.B.A. from Harvard Business School. Ms. Bornstein is a director of Redfin Corporation.

Tracey D. Brown. Ms. Brown has been a director since February 2019. Since June 2018, Ms. Brown has served as Chief Executive Officer of the American Diabetes Association, the largest voluntary health organization in the United States. Previously, Ms. Brown was with Sam’s Club, a membership retail warehouse club and division of Walmart Inc., where she served as Senior Vice President of Operations and Chief Experience Officer from February 2017 to June 2018, Chief Member and Marketing Officer from January 2015 to February 2017, and Vice President from October 2014 to January 2015. Prior to joining Sam’s Club, Ms. Brown held various roles at RAPP Dallas (a part of the Omnicom Group), Direct Impact, Advanced Micro Devices, Peppers & Rogers Group, Dell, American Express, Exxon and Procter & Gamble. Ms. Brown earned a Bachelor of Chemical Engineering from the University of Delaware and an M.B.A. from Columbia Business School. Ms. Brown is a director of YETI Holdings, Inc.

Jennifer Dulski. Ms. Dulski has been a director since February 2020. In April 2020, Ms. Dulski founded and began serving as Chief Executive Officer of Rising Team, a SaaS company that provides manager training and tools for leadership development. She previously served as Head of Groups & Community for Facebook, Inc., a social networking service, from September 2017 to May 2019 and as President & Chief Operating Officer of Change.org, a social change platform, from January 2013 to June 2017. Until January 2013, Ms. Dulski served as Global Head of Product Management, Shopping & Product Ads at Google Inc., which she joined in 2011 when it acquired The Dealmap, a company she co-founded and for which she served as Chief Executive Officer from 2007 until its acquisition. Prior to that, Ms. Dulski served in multiple roles at Yahoo! Inc. from 1999 until 2007. Ms. Dulski received a B.A. in Psychology and an M.B.A. from Cornell University. Ms. Dulski is a director of Social Capital Hedosophia Holdings Corp. V. She was previously a director of TEGNA Inc.

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

Denis F. Kelly. Mr. Kelly has been a director since May 2015. Mr. Kelly is affiliated with, and has served as a Managing Partner of, Scura Partners Securities LLC, a private investment banking firm which he co-founded, since 2001. In addition, Mr. Kelly is a Hearing Officer for National Arbitration and Mediation (NAM), one of the leading dispute resolution institutions in the United States. From 1993 to 2001, he was a Managing Director of Prudential Securities Incorporated. Previously, he served as the President and Chief Executive Officer of Denbrook Capital Corporation, a merchant banking firm, from 1991 to 1993. From 1980 to 1991, Mr. Kelly held various positions at Merrill Lynch, including Managing Director of Mergers and Acquisitions and Managing Director of Merchant Banking. Mr. Kelly began his investment banking career at Lehman Brothers in 1974. Mr. Kelly received a B.A. from Amherst College and an M.B.A. from the Wharton School of Business of the University of Pennsylvania. He was previously a director of MSC Industrial Direct Co., Inc.

Julie Rice. Ms. Rice has been a director since August 2018. Since June 2016, she has served as the Co-Founder of LifeShop LLC, an advising and investing company. From November 2017 to March 2019, Ms. Rice served as a Partner at WeWork, a shared workspace company. After co-founding SoulCycle Inc., a fitness company, in 2006, Ms. Rice served as Co-Chief Executive Officer from 2006 to 2015, Chief Talent and Creative Officer from 2015 to 2016 and a member of the board of directors from 2010 to 2018. Previously, Ms. Rice was a Talent Manager at Handprint Entertainment from 1997 to 2004. Ms. Rice received a B.A. in English and Theater from the State University of New York at Binghamton.

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

Oprah Winfrey. Ms. Winfrey has been a director since October 2015. Since January 2009, Ms. Winfrey has served as the Chairman of her cable network, OWN: Oprah Winfrey Network, taking on the role of Chief Executive Officer in July 2011. Previously, she founded Harpo, Inc. in 1986, under which she has launched numerous media and entertainment businesses, including O, The Oprah Magazine and Harpo Films, in addition to producing the award-winning talk show ‘The Oprah Winfrey Show’ for 25 years. Ms. Winfrey is a global media leader, philanthropist, producer and actress. She also has been serving as a member of the Smithsonian’s advisory council since 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq. Our common stock has traded on Nasdaq under the symbol “WW” since April 22, 2019, prior to which it traded under the symbol “WTW.”

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During fiscal 2020 and fiscal 2019, we repurchased no shares of our common stock under this program or otherwise. As of the end of fiscal 2020, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

Holders

The approximate number of holders of record of our common stock as of February 1, 2021 was 214. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future.

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock from December 31, 2015, the last trading day of our 2015 fiscal year, through December 31, 2020, the last trading day of our 2020 fiscal year, as compared to the cumulative return of the Standard & Poor’s 500 Index, or the S&P 500 Index, and the cumulative return of the Standard & Poor’s MidCap 400 Index, or the S&P MidCap 400 Index. We selected the S&P 500 Index because it is a broad index of equity markets. We selected the S&P MidCap 400 Index, which is generally comprised of issuers having a similar market capitalization with the Company at the times presented and of which we are currently a member, because we believe that there are no other lines of business or published industry indices or peer groups that provide a more meaningful comparison of the cumulative return of our stock. The graph assumes that $100 was invested on December 31, 2015 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P MidCap 400 Index, and that all dividends, as applicable, were reinvested.

$250.00
200.00
150.00
100.00
50.00
0.00
12.31.15
12.30.16
12.29.17
12.28.18
12.27.19
12.31.20
WW International, Inc.
S&P 500 Index
S&P MidCap 400 Index

	Cumulative Total Return ($)
Company/Index	12.31.15	12.30.16	12.29.17	12.28.18	12.27.19	12.31.20
WW International, Inc.	100.00	50.22	194.21	181.09	165.00	107.02
S&P 500 Index	100.00	111.96	136.40	129.31	171.94	203.04
S&P MidCap 400 Index	100.00	120.74	140.35	123.52	157.39	179.00

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Revenues, net	$1,378.1	$1,413.3	$1,514.1	$1,306.9	$1,164.9
Net income attributable to WW International, Inc.	$75.1	$119.6	$223.7	$163.5	$67.7
Working capital (deficit) surplus	$(40.9)	$(98.7)	$25.1	$(134.0)	$(57.2)
Total assets	$1,481.2	$1,498.3	$1,414.5	$1,246.0	$1,271.0
Long-term debt	$1,408.8	$1,479.9	$1,669.7	$1,740.6	$1,981.3
Earnings per share:
Basic	$1.11	$1.78	$3.38	$2.54	$1.06
Diluted	$1.07	$1.72	$3.19	$2.40	$1.03

Items Affecting Comparability

Several events occurred during each of the last five fiscal years that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

Restructuring Charges

In fiscal 2020, we recorded $33.1 million ($24.8 million after tax or $0.35 per fully diluted share) of charges associated with our previously disclosed 2020 organizational restructuring plan.

In fiscal 2019, we recorded $6.3 million ($4.7 million after tax or $0.07 per fully diluted share) of charges associated with our previously disclosed organizational realignment.

Winfrey Transaction

In fiscal 2020, net income and EPS were negatively impacted by expenses of $24.5 million after tax, or $0.35 per fully diluted share, in connection with the one-time stock compensation expense associated with the previously disclosed option granted to Ms. Winfrey in connection with the Company extending its partnership with Ms. Winfrey, or the Winfrey Stock Compensation expense. See “Item 1. Business—History—Winfrey Transaction” for additional details on the Winfrey Transaction and the Winfrey Amendment Option.

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

Net Tax Benefit

In fiscal 2020, we recognized (i) a $7.6 million, or $0.11 per fully diluted share, tax benefit related to the reversal of the tax impact of global intangible low-taxed income, or GILTI, (ii) a $4.7 million, or $0.07 per fully diluted share, tax benefit related to tax windfalls from stock compensation and (iii) a $1.4 million, or $0.02 per fully diluted share, tax benefit related to foreign-derived intangible income, or FDII. These benefits were partially offset by (i) a $8.1 million, or $0.12 per fully diluted share, tax expense related to income earned in foreign jurisdictions at rates higher than the U.S. and (ii) a $2.3 million, or $0.03 per fully diluted share, tax expense for out-of-period income tax adjustments.

In fiscal 2019, we recognized (i) a $5.1 million, or $0.07 per fully diluted share, tax expense related to income earned in foreign jurisdictions and (ii) a $3.5 million, or $0.05 per fully diluted share, tax expense related to GILTI. These expenses were partially offset by (i) a $5.7 million, or $0.08 per fully diluted share, tax benefit related to FDII, (ii) a $1.4 million, or $0.02 per fully diluted share, tax benefit related to the reversal of tax reserves no longer needed and (iii) a $0.8 million, or $0.01 per fully diluted share, tax benefit related to the cessation of certain publishing operations.

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

Impairment of Goodwill

In fiscal 2020, we recorded a $3.7 million, or $0.04 per fully diluted share, impairment charge for goodwill related to our Brazil reporting unit.

In fiscal 2017, we recorded a $13.3 million, or $0.20 per fully diluted share, impairment charge for goodwill related to our Brazil reporting unit.

Working Capital

In fiscal 2020, the change in working capital was driven primarily by a decrease in accrued interest due to the timing of debt principal payments, an increase in inventory balances, and a decline in accounts payable and accrued liabilities due to the timing of payments. In addition, the change in working capital was driven by an increase in prepaid income taxes due to an increase in interest expense carryforward utilization as a result of the Coronavirus Aid, Relief and Economic Security (CARES) Act and the reduction of tax attributable to GILTI due to the release of new tax regulations in July 2020.

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

Other Comprehensive Income (Loss)

Other comprehensive income, net of taxes, was $2.1 million in fiscal 2020 as compared to other comprehensive loss, net of taxes, of $11.6 million in fiscal 2019 due to the positive impact of foreign currency translation adjustments, partially offset by the negative mark to market of our interest rate swaps. In fiscal 2020, foreign currency translation adjustments favorably impacted results by $10.1 million ($7.6 million after tax) as compared to a favorable impact of $3.7 million ($2.7 million after tax) in fiscal 2019 primarily due to the currency revaluation of intercompany receivables and payables. In addition, due to hedge accounting, changes in other comprehensive income decreased by $7.3 million ($5.5 million after tax) in fiscal 2020 as compared to a decrease of $19.2 million ($14.4 million after tax) in fiscal 2019.

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

Franchisee Acquisitions

The following are our acquisitions since the beginning of fiscal 2016:

Acquisition of Arizona Franchise. On October 26, 2020, we acquired substantially all of the assets of our franchisees for certain territories in Arizona and California, Weight Watchers of Arizona, Inc. and Weight Watchers of Imperial County, Inc., respectively, for an aggregate purchase price of $10.0 million.

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

Overview

We are a global wellness company powered by the world’s leading commercial weight management program and an award-winning digital subscription platform. We are focused on inspiring people to adopt healthy habits for real life and aim to democratize and deliver wellness for all. With nearly six decades of weight management experience, expertise and know-how, we are one of the most recognized and trusted brand names among weight-conscious consumers. In 2018, we announced new articulations of our brands, including our evolving focus on WW, to further reinforce our mission to focus on overall health and wellness. We educate our members and provide them with guidance and an inspiring community to enable them to develop healthy habits. WW-branded services and products include digital offerings provided through our apps and websites, workshops, consumer products, and various events and experiences. Our business has gone through a significant shift to a digital subscription model over the past several years and our primary sources of revenue are subscriptions for our digital products and for our workshops. Our “Digital” business refers to providing subscriptions to our digital product offerings, including Digital 360 and Personal Coaching + Digital. Our “Workshops + Digital” (formerly known as “Studio + Digital”) business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members.

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

Components of our Results of Operations

Revenues

We derive our revenues principally from:

•

Subscription Revenues.    Our “Subscription Revenues” consist of “Digital Subscription Revenues” and “Workshops + Digital Fees” (formerly known as “Studio + Digital Fees”). “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including Digital 360 and Personal Coaching + Digital. “Workshops + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops.

•	In-studio product sales. We sell a range of consumer products, including bars, snacks, cookbooks and kitchen tools, in our studios.
•

E-commerce, licensing, franchise royalties and other.    We license our trademarks and other intellectual property in certain categories of food, beverages and other relevant consumer products and services. We also co-brand or endorse with carefully selected branded consumer products and services. In addition, our franchisees typically pay us a royalty fee of 10% of their Workshops + Digital fee revenues as well as purchase products for sale in their workshops.

We also generate other revenues including revenues from sales of products online through our e-commerce platforms and through our trusted partners and publishing.

The following table sets forth our revenues by category for the past three fiscal years.

Revenue Sources

(in millions)

	Fiscal 2020	Fiscal 2019	Fiscal 2018
	(53 weeks)	(52 weeks)	(52 weeks)
Subscription Revenues	$1,186.5	$1,207.3	$1,273.2
In-studio product sales	40.4	118.5	148.9
E-commerce, licensing, franchise royalties and other	151.3	87.6	92.1
Total	$1,378.1	$1,413.3	$1,514.1

Note: Totals may not sum due to rounding.

From fiscal 2018 through fiscal 2020, our revenues decreased at a compound annual rate of 4.6% driven primarily by a decrease in in-studio product sales. Additional revenue details are as follows:

•

Subscription Revenues. Subscription Revenues decreased at a compound annual rate of 3.5% from fiscal 2018 through fiscal 2020 due to a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Our Workshops + Digital products are priced at a premium compared to our Digital products. Workshops + Digital Fees were negatively impacted by the significant recruitment decline in the second, third and fourth quarters of fiscal 2020 driven by the closure of certain of our studios and the limited reopening of others, as well as the shift in consumer sentiment in the COVID-19 environment. End of Period Subscribers grew in fiscal 2018, fiscal 2019 and fiscal 2020, in each case on a year-over-year basis. In fiscal 2018, recruitment grew in all of our major markets driven by the successful launch of our program known as WW Freestyle in the majority of our markets. In fiscal 2019, recruitment declined year-over-year due to cycling against the successful launch of the WW Freestyle program and due to the impact of ineffective marketing at the start of fiscal 2019. Despite the negative impact of COVID-19, in fiscal 2020, recruitment grew compared to fiscal 2019 due to the growth in the Digital business, but was lower in total recruitment compared to fiscal 2018 levels. In addition, member retention in the aggregate has improved since fiscal 2018 and was at historic highs in fiscal 2020. Recruitment and retention continue to be a key strategic focus.

•

In-studio product sales. In-studio product sales decreased at a compound annual rate of 47.9% from fiscal 2018 through fiscal 2020. From fiscal 2018 to fiscal 2019, the decrease in in-studio product sales was driven primarily by a decrease in the number of our Workshops + Digital subscribers. From fiscal 2019 to fiscal 2020, the decrease in in-studio product sales was driven primarily by the closure of certain of our studios and the limited reopening of others, as well as the shift in consumer sentiment in the COVID-19 environment.

•

E-commerce, licensing, franchise royalties and other. All other revenues increased 28.2% on a compound annual rate from fiscal 2018 through fiscal 2020. This increase was driven primarily by an increase in e-commerce product sales.

Cost of Revenues

Total cost of revenues primarily consists of expenses to operate our studios and workshops, costs to sell consumer products and costs to develop and operate our digital products. Operating costs primarily consist of salary expense paid to operations management, commissions and expenses paid to our employees, coaches and guides, studio room rent, customer service costs (both in-house and third-party), program material expenses, depreciation and amortization associated with field automation, credit card and fulfillment fees and training and other expenses. Cost to sell products includes costs of products purchased from our third-party suppliers, inventory reserves, royalties, and inbound and outbound shipping and related costs incurred in making our products available for sale or use. Costs to operate our digital products include salaries and related benefits, depreciation and amortization of website development, credit card processing fees and other costs incurred in developing our digital offerings.

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

Gross Margin

The following table sets forth our gross profit and gross margin for the past three fiscal years, as adjusted for fiscal 2020 to exclude the impact of the charges associated with our previously disclosed 2020 organizational restructuring plan:

(in millions except percentages)	2020	2019	2018
Gross Profit	$777.8	$786.7	$866.4
Gross Margin	56.4%	55.7%	57.2%
Adjustments to Reported Amounts (1)
2020 restructuring charges	23.3	—	—
Gross Profit, as adjusted (1)	$801.1	$786.7	$866.4
Gross Margin impact from above adjustment (1)	(1.7%)	0.0%	0.0%
Gross Margin, as adjusted (1)	58.1%	55.7%	57.2%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2020 to exclude the impact of the $23.3 million ($17.4 million after tax) of 2020 restructuring charges. See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In fiscal 2020, excluding the impact of the 2020 restructuring charges, the gross margin increase from fiscal 2019 was driven primarily by a mix shift to our higher margin Digital business, offset in part by a contraction of margins in the Workshops + Digital business and lower margins related to consumer product sales.

In fiscal 2019, the gross margin decrease from fiscal 2018 was driven primarily by decreased operating leverage across our businesses, partially offset by a mix shift to the higher margin Digital business.

Operating Income Margin

The following table sets forth our operating income for the past three fiscal years, as adjusted for fiscal 2020 to exclude the impact of the 2020 restructuring charges, the Winfrey Stock Compensation expense and the impairment charge for our goodwill related to our Brazil reporting unit, as applicable:

(in millions except percentages)	2020	2019	2018
Operating Income	$216.2	$288.0	$389.0
Operating Income Margin	15.7%	20.4%	25.7%
Adjustments to Reported Amounts (1)
2020 restructuring charges	33.1	—	—
Winfrey Stock Compensation expense	32.7	—	—
Goodwill impairment	3.7	—	—
Operating Income, as adjusted (1)	$285.6	$288.0	$389.0
Operating Income Margin impact from above adjustment (1)	(5.0%)	0.0%	0.0%
Operating Income Margin, as adjusted (1)	20.7%	20.4%	25.7%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2020 to exclude the impact of the $33.1 million ($24.8 million after tax) of 2020 restructuring charges, the $32.7 million ($24.5 million after tax) Winfrey Stock Compensation expense and the $3.7 million ($2.7 million after tax) goodwill impairment charge related to our Brazil reporting unit. See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In fiscal 2020, excluding the impact of the 2020 restructuring charges, the Winfrey Stock Compensation expense and the goodwill impairment charge, the slight increase in operating income margin from fiscal 2019 was driven primarily by an increase in gross margin, almost fully offset by an increase in marketing expenses as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue.

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

•

Revenues—Our “Subscription Revenues” consist of “Digital Subscription Revenues” and “Workshops + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including Digital 360 and Personal Coaching + Digital. “Workshops + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products via e-commerce, in studios and through our trusted partners, revenues from licensing and publishing, other revenues (including revenues from the WW Presents: Oprah’s 2020 Vision tour), and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and royalties.

•

Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our digital subscription products (including Digital 360 and Personal Coaching + Digital); (ii) “Workshops + Digital Paid Weeks” (formerly known as “Studio + Digital Paid Weeks”) is the sum of total paid commitment plan weeks which include workshops and digital offerings and total “pay-as-you-go” weeks; and (iii) “Total Paid Weeks” is the sum of Digital Paid Weeks and Workshops + Digital Paid Weeks.

•

Incoming Subscribers—“Subscribers” refer to Digital subscribers and Workshops + Digital subscribers who participate in recur bill programs in Company-owned operations. The “Incoming Subscribers” metric reports WW subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital, including Digital 360 and Personal Coaching + Digital, subscribers; (ii) “Incoming Workshops + Digital Subscribers” (formerly known as “Incoming Studio + Digital Subscribers”) is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “Incoming Subscribers” is the sum of Incoming Digital Subscribers and Incoming Workshops + Digital Subscribers. Recruitment and retention are key drivers for this metric.

•

End of Period Subscribers—The “End of Period Subscribers” metric reports WW subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Digital Subscribers” is the total number of Digital, including Digital 360 and Personal Coaching + Digital, subscribers; (ii) “End of Period Workshops + Digital Subscribers” (formerly known as “End of Period Studio + Digital Subscribers”) is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “End of Period Subscribers” is the sum of End of Period Digital Subscribers and End of Period Workshops + Digital Subscribers. Recruitment and retention are key drivers for this metric.

•	Gross profit and operating expenses as a percentage of revenue.

COVID-19 Pandemic

The novel coronavirus (COVID-19) pandemic continues to spread globally and to impact our business operations and the markets in which we operate. While the outbreak of COVID-19 did not have a significant effect on our reported results for the first quarter of fiscal 2020, it did have a significant effect on our reported results for the remainder of fiscal 2020. The pandemic initially caused a significant decline in recruitments for both our Digital and our Workshops + Digital businesses, beginning in the middle of March 2020, as compared to the prior year period. Starting in the middle of April 2020, Digital recruitment trends returned to growth and full year fiscal 2020 Digital recruitments were higher as compared to the prior year. Our Workshops + Digital business continued to experience significant declines in recruitments as compared to the prior year through the end of fiscal 2020, a trend that is expected to continue in the first quarter of fiscal 2021 and potentially in subsequent periods. With approximately 90% of recruitments in the fourth quarter of fiscal 2020 coming from our Digital business, the recruitment mix shift in the quarter reflected the strength of our Digital business and the closure of certain of our studios as well as the limited re-opening of others. This trend in Workshops + Digital recruitments throughout the COVID-19 pandemic negatively impacted revenues in fiscal 2020 as compared to the prior year. The pandemic did not materially impact our member cancellation rates or overall member retention year-over-year. These trends are reflected in the number of End of Period Subscribers for fiscal 2020, which was up 4% as compared to the prior year, consisting of 3.7 million Digital subscribers and 0.7 million Workshops + Digital subscribers.

The extent to which our operations and business trends will continue in future periods to be impacted by, and any unforeseen costs will result from, the ongoing outbreak of COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, new information that may emerge concerning the severity of the outbreak, health implications and vaccine availability, actions by government authorities to contain the outbreak or treat its impact, and changes in consumer behavior resulting from the outbreak and such government actions. We continue to actively monitor the ongoing global outbreak of COVID-19 and its impact and related developments and expect, similar to the fourth quarter of fiscal 2020, that it will significantly impact our reported results for the first half of fiscal 2021 and may potentially do so in subsequent periods.

In response to the public health crisis posed by COVID-19, we suspended our in-person workshops and moved quickly to transition these workshops to an entirely virtual experience. In June 2020, we began a phased re-opening with reduced operations of a limited number of our studio locations. We continue to evolve our workshop strategy as we evaluate our cost structure and respond to shifting consumer sentiment. We are selectively resuming in-person workshops where we can in a cost-efficient manner that promotes the health and safety of our employees and members. However, during these uncertain times, we may need to close re-opened studios, may not be able to open studios as planned or may need to further reduce operations. We continue to serve our members virtually, both via our Digital business and through virtual workshops now available to our Workshops + Digital subscribers. Nevertheless, our business operations, recruitment trends with respect to our Workshops + Digital business and in-studio product sales remain substantially affected by our reduced operations. We expect that applicable regulatory restrictions, including continued or reinstated stay-at-home requirements and restrictions on in-person group gatherings, may impact our studio operations, including how we conduct our in-person workshops.

As we continue to address the impact of the pandemic, and the related evolving legal and consumer landscape, we are focused on how to best meet our members’ and consumers’ needs as restrictions are lifted or reinstated. We  consolidated certain of our studios into branded studio locations and continue to close certain other branded studio locations. The decision to re-open a studio location, if at all, or further consolidate studio locations, will be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences, changes in consumer behavior, and the protection of the health and safety of our employees and members, and will be dependent on cost efficiencies and alignment with our digital and brand strategy. The current number of our studio locations is significantly lower than that prior to the pandemic, and we expect it to remain below pre-COVID-19 levels for the foreseeable future. As a result, we have incurred and will incur significant costs associated with our real estate realignment.

Due to the negative impact of COVID-19, and the uncertainty of the full extent of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, in fiscal 2020 we implemented a $100.0 million cost-savings initiative with respect to our cost structure. We undertook this initiative to proactively manage our liquidity so we can maintain flexibility to respond to evolving business and consumer conditions arising from the pandemic, as well as continue to fund investments in innovating our program and long-term debt obligations. Additionally, in June 2020, we amended our Credit Agreement (as defined below) to relax the requirements of the financial maintenance covenant until the end of the second quarter of fiscal 2022 so as to provide additional flexibility for accessing liquidity available under our Revolving Credit Facility (as defined below). See “—Liquidity and Capital Resources—Long-Term Debt—Senior Secured Credit Facilities” for additional details on this amendment. We expect to continue to assess the evolving impact of the COVID-19 pandemic, and intend to refine our cost structure and resource allocation accordingly. For additional information on our cash flows and long-term debt, see “—Liquidity and Capital Resources.”

While we expect the effects of the pandemic and the related responses to negatively impact our results of operations, cash flows and financial position, the uncertainty of the full extent of the duration and severity of the economic and operational impacts of COVID-19 means we cannot reasonably estimate the related financial impact at this time. For more information, see “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K. We continue to believe that our powerful communities and our ability to inspire people to adopt healthy habits will be invaluable to people across the globe as they continue to acclimate to new social and economic environments, and that they uniquely position us in the markets in which we operate.

Market Trends

We believe that our revenues and profitability can be sensitive to major trends in the wellness and weight management industries. In particular, we believe that our business could be adversely impacted by:

•	increased competition from weight loss and wellness apps;
•	increased consumer interest in fad diets and weight loss trends;
•	the development of more effective or more favorably perceived weight management methods or technologies, including by the pharmaceutical, genetics and biotechnology industries;

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

In fiscal 2020, North America Total Paid Weeks increased 8.1% versus the prior year. The increase in North America Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in fiscal 2020 versus the prior year. Despite the negative impact of COVID-19, Digital recruitments were higher in fiscal 2020 as compared to the prior year, driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year. Workshops + Digital recruitments significantly declined in fiscal 2020 due to the impact of COVID-19.

Continental Europe Metrics and Business Trends

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

In fiscal 2020, Continental Europe Total Paid Weeks increased 12.5% versus the prior year, driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in fiscal 2020 versus the prior year. Despite the negative impact of COVID-19, Digital recruitments were higher in fiscal 2020 as compared to the prior year, driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year. Workshops + Digital recruitments significantly declined in fiscal 2020 due to the impact of COVID-19.

United Kingdom Metrics and Business Trends

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

In fiscal 2020, UK Total Paid Weeks decreased 1.2% versus the prior year. The decrease in UK Total Paid Weeks was driven primarily by lower Workshops + Digital recruitments, partially offset by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in fiscal 2020 versus the prior year. Despite the negative impact of COVID-19, Digital recruitments were higher in fiscal 2020 as compared to the prior year, driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year. Workshops + Digital recruitments significantly declined in fiscal 2020 due to the impact of COVID-19.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross profit margin, operating income and operating income margin are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to fiscal 2020 to exclude the impact of the 2020 restructuring charges, the Winfrey Stock Compensation expense and the goodwill impairment charge related to our Brazil reporting unit. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the 2020 restructuring charges, the Winfrey Stock Compensation expense and the goodwill impairment charge. We also present within this Annual Report on Form 10-K the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, 2020 restructuring charges and goodwill impairment (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

We earn revenue from subscriptions for our digital products and by conducting workshops, for which we charge a fee, predominantly through commitment plans, as well as prepayment plans or the “pay-as-you-go” arrangement. We also earn revenue by selling consumer products online through our e-commerce platforms, at our studios and through our trusted partners; collecting royalties from franchisees; collecting royalties related to licensing agreements; and publishing.

Commitment plan revenues and prepaid workshop fees are recorded to revenue on a straight-line basis as control is transferred since these performance obligations are satisfied over time. Digital Subscription Revenues, consisting of the fees associated with subscriptions for our Digital products, including Digital 360 and Personal Coaching + Digital, are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is amortized into revenue over the commitment period. Workshops + Digital Fees, consisting of the fees associated with subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops, are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. In the Workshops + Digital business, we generally charge non-refundable registration and starter fees in exchange for access to our digital subscription products, an introductory information session and materials we provide to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and is amortized into revenue over the commitment period. Revenue from consumer product sales online through e-commerce platforms and at studios, royalties and commissions, and “pay-as-you-go” workshop fees is recognized at the point in time control is transferred, which is when products are shipped to customers and partners and title and risk of loss passes to them, royalties and commissions are earned, and services are rendered, respectively. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Workshops + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand as of the January 2, 2021 balance sheet date were $681.5 million, $56.7 million, $12.3 million, $6.9 million, and $5.1 million, respectively.

In our hypothetical start-up approach analysis for fiscal 2020, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. The cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the January 2, 2021 balance sheet date were $103.0 million, $42.1 million and $10.5 million, respectively.

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

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Test

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

Based on the results of our May 3, 2020 annual franchise rights acquired impairment analysis performed for all of our units of account, except for Canada and New Zealand, as of the January 2, 2021 balance sheet date, those units had an estimated fair value at least 35% higher than the respective unit’s carrying amount. Collectively, these units of account represent 91.9% of our total franchise rights acquired. Based on the results of our annual franchise rights acquired impairment test performed for our Canada unit of account, which holds 7.4% of our franchise rights acquired as of the January 2, 2021 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 16.5%. Based on the results of our annual franchise rights acquired impairment test performed for our New Zealand unit of account, which holds 0.7% of our franchise rights acquired as of the January 2, 2021 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 9.8%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $5.1 million as of January 2, 2021.

In performing this impairment analysis for fiscal 2020, for the year of maturity, we assumed Workshops + Digital revenue (comprised of Workshops + Digital Fees and revenues from products sold to members in studios) growth of (30.6%) to (39.3%) in the year of maturity from fiscal 2019, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.7%. For the year of maturity and beyond, we assumed operating income margin rates of 0.2% to 12.4%.

Based on the results of our May 3, 2020 annual goodwill impairment test performed for all of our reporting units as of the January 2, 2021 balance sheet date, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

The following are the more significant assumptions utilized in our annual impairment analyses for fiscal 2020 and fiscal 2019:

	Fiscal	Fiscal
	2020	2019
Debt-Free Cumulative Annual Cash Flow Growth Rate	4.0% to 13.9%	4.2%
Discount Rate	9.5%	9.0%

Brazil Goodwill Impairment

With respect to our Brazil reporting unit, during the first quarter of fiscal 2020, we made a strategic decision to shift to an exclusively Digital business in that country. We determined that this decision, together with the negative impact of COVID-19, the ongoing challenging economic environment in Brazil and our reduced expectations regarding the reporting unit’s future operating cash flows, required us to perform an interim goodwill impairment analysis. In performing this discounted cash flow analysis, we determined that the carrying amount of this reporting unit exceeded its fair value and as a result recorded an impairment charge of $3.7 million, which comprises the remaining balance of goodwill for this reporting unit.

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

RESULTS OF OPERATIONS FOR FISCAL 2020 (53 weeks) COMPARED TO FISCAL 2019 (52 weeks)

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. Fiscal 2020 contained 53 weeks, while fiscal 2019 contained 52 weeks. The 2020 53rd week, which began on December 27, 2020 and ended on January 2, 2021, contributed 4.3 million, or 1.7%, to Total Paid Weeks for fiscal 2020. It drove additional revenues of $20.9 million, or 1.5%, for fiscal 2020. Due to the timing of the 53rd week, additional marketing expense drove a decline in fiscal 2020 operating income. The 53rd week also resulted in an additional week of interest expense. As a result, in the aggregate the 53rd week had a negative $0.03 per share impact on fiscal 2020 EPS.

The table below sets forth selected financial information for fiscal 2020 from our consolidated statements of net income for fiscal 2020 versus selected financial information for fiscal 2019 from our consolidated statements of net income for fiscal 2019.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	Fiscal 2020	Fiscal 2019	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$1,378.1	$1,413.3	$(35.2)	(2.5%)	(2.8%)
Cost of revenues	600.3	626.7	(26.4)	(4.2%)	(4.4%)

Gross profit	777.8	786.7	(8.8)	(1.1%)	(1.6%)
Gross Margin %	56.4%	55.7%

Marketing expenses	260.7	244.0	16.7	6.9%	6.4%
Selling, general & administrative expenses	297.3	254.7	42.6	16.7%	16.6%
Goodwill impairment	3.7	—	3.7	100.0%	100.0%
Operating income	216.2	288.0	(71.8)	(24.9%)	(26.1%)
Operating Income Margin %	15.7%	20.4%

Interest expense	123.3	135.3	(12.0)	(8.8%)	(8.8%)
Other expense, net	0.3	1.8	(1.4)	(80.1%)	(80.1%)
Income before income taxes	92.5	151.0	(58.5)	(38.7%)	(40.9%)

Provision for income taxes	17.5	31.5	(14.1)	(44.6%)	(46.8%)
Net income	75.0	119.4	(44.4)	(37.2%)	(39.3%)
Net loss attributable to the noncontrolling interest	0.0	0.2	(0.1)	(77.3%)	(68.2%)

Net income attributable to WW International, Inc.	$75.1	$119.6	$(44.5)	(37.2%)	(39.4%)

Weighted average diluted shares outstanding	70.0	69.6	0.5	0.7%	0.7%
Diluted earnings per share	$1.07	$1.72	$(0.65)	(37.7%)	(39.8%)

Note: Totals may not sum due to rounding.

Certain results for fiscal 2020 are adjusted to exclude the impact of the $33.1 million of 2020 restructuring charges, the $32.7 million Winfrey Stock Compensation expense and the $3.7 million goodwill impairment charge related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended January 2, 2021 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Fiscal 2020	$777.8	56.4%	$216.2	15.7%
Adjustments to Reported Amounts (1)
2020 restructuring charges	23.3		33.1
Winfrey Stock Compensation expense	—		32.7
Goodwill impairment	—		3.7
Total Adjustments (1)	23.3		69.4
Fiscal 2020, as adjusted (1)	$801.1	58.1%	$285.6	20.7%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2020 to exclude the impact of the $33.1 million ($24.8 million after tax) of 2020 restructuring charges, the $32.7 million ($24.5 million after tax) Winfrey Stock Compensation expense and the $3.7 million ($2.7 million after tax) goodwill impairment charge. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in fiscal 2020 were $1,378.1 million, a decrease of $35.2 million, or 2.5%, versus fiscal 2019. Excluding the impact of foreign currency, which positively impacted our revenues for fiscal 2020 by $4.7 million, revenues in fiscal 2020 would have decreased 2.8% versus the prior year. This decrease was driven primarily by lower revenues related to Workshops + Digital Fees and in-studio product sales as a result of the closure of our studios and reduced operations related to the COVID-19 pandemic. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in fiscal 2020 decreased $26.4 million, or 4.2%, versus the prior year. Excluding the impact of $23.3 million of 2020 restructuring charges, total cost of revenues in fiscal 2020 would have decreased by 7.9%, or 8.1% on a constant currency basis, versus the prior year. Gross profit decreased $8.8 million, or 1.1%, in fiscal 2020 compared to fiscal 2019. Excluding the impact of foreign currency, which positively impacted gross profit for fiscal 2020 by $3.6 million, gross profit in fiscal 2020 would have decreased 1.6% versus the prior year. Excluding the impact of $23.3 million of 2020 restructuring charges, gross profit in fiscal 2020 would have increased by 1.8%, or 1.4% on a constant currency basis, versus the prior year. Gross margin in fiscal 2020 increased 0.8% to 56.4% versus 55.7% in fiscal 2019. Excluding the impact of $23.3 million of 2020 restructuring charges, gross margin in fiscal 2020 would have increased 2.5% to 58.1% versus the prior year. Gross margin increase was driven primarily by a mix shift to our higher margin Digital business, offset in part by a contraction of margins in the Workshops + Digital business and lower margins related to consumer product sales.

Marketing

Marketing expenses for fiscal 2020 increased $16.7 million, or 6.9%, versus fiscal 2019. Excluding the impact of foreign currency, which increased marketing expenses for fiscal 2020 by $1.0 million, marketing expenses in fiscal 2020 would have increased 6.4% versus fiscal 2019. This increase in marketing expense was primarily due to fiscal 2020 including a 53rd week, which bridged the last week of December 2020 and ended on January 2, 2021, and had a high concentration of advertising spending. Marketing expenses as a percentage of revenue increased to 18.9% in fiscal 2020 as compared to 17.3% in fiscal 2019.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2020 increased $42.6 million, or 16.7%, versus fiscal 2019. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for fiscal 2020 by $0.3 million, selling, general and administrative expenses for fiscal 2020 would have increased 16.6% versus the prior year. Excluding the impact of the $32.7 million Winfrey Stock Compensation expense and $9.8 million of 2020 restructuring charges, selling, general and administrative expenses for fiscal 2020 would have been flat, or decreased by 0.1% on a constant currency basis, versus the prior year. Selling, general and administrative expenses as a percentage of revenue for fiscal 2020 increased to 21.6% from 18.0% for fiscal 2019.

Impairment

In performing our interim impairment analysis for our Brazil reporting unit, we determined that, based on the fair values calculated, the carrying amount of goodwill related to our Brazil reporting unit exceeded our fair value and recorded an impairment charge of $3.7 million for fiscal 2020.

Operating Income

Operating income for fiscal 2020 decreased $71.8 million, or 24.9%, versus fiscal 2019. Excluding the impact of foreign currency, which positively impacted operating income for fiscal 2020 by $3.3 million, operating income in fiscal 2020 would have decreased 26.1% versus the prior year. Excluding the impact of the $33.1 million of 2020 restructuring charges, the $32.7 million Winfrey Stock Compensation expense and the $3.7 million goodwill impairment charge related to our Brazil reporting unit, operating income in fiscal 2020 would have decreased by 0.8%, or 1.6% on a constant currency basis, versus the prior year. This decrease in operating income was driven primarily by an increase in marketing expenses, partially offset by an increase in gross profit as compared to the prior year. Operating income margin for fiscal 2020 decreased 4.7% to 15.7% from 20.4% for fiscal 2019. Excluding the impact of the 2020 restructuring charges, the Winfrey Stock Compensation expense and the goodwill impairment charge, operating income margin in fiscal 2020 would have increased by 0.3%, both as reported and on a constant currency basis, versus the prior year. This slight increase in operating income margin was driven primarily by an increase in gross margin, almost fully offset by an increase in marketing expenses as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue, versus the prior year.

Interest Expense

Interest expense in fiscal 2020 decreased $12.0 million, or 8.8%, versus fiscal 2019. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2020 and fiscal 2019 and excluding the impact of our interest rate swaps then in effect, decreased to 6.94% per annum at fiscal 2020 year end from 8.07% per annum at fiscal 2019 year end. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2020 and fiscal 2019, decreased to 7.72% per annum at fiscal 2020 year end from 8.02% per annum at fiscal 2019 year end. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $1.4 million in fiscal 2020 to $0.3 million of expense as compared to $1.8 million of expense in the prior year.

Tax

Our effective tax rate for fiscal 2020 was 18.9% as compared to 20.9% for fiscal 2019. The tax expense for fiscal 2020 was impacted by a tax benefit related to the reversal of the tax impact of global intangible low-taxed income, or GILTI, a tax benefit related to tax windfalls from stock compensation and a tax benefit related to foreign-derived intangible income, or FDII, partially offset by tax expense related to income earned in foreign jurisdictions at rates higher than the U.S. and out-of-period income tax adjustments.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to modifications to the net interest deduction limitation, net operating loss carryforward rules, refundable payroll tax credits and deferment of the employer portion of certain payroll taxes.

On July 20, 2020, the U.S. Treasury Department released final regulations under Internal Revenue Code Section 951A (TD 9902) permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax. As a result of the final regulations, we recorded a $7.6 million tax benefit in fiscal 2020 related to the 2018 and 2019 taxes previously accrued attributable to GILTI.

Our effective tax rate for fiscal 2019 was 20.9% as compared to 8.4% for fiscal 2018. The effective tax rate in fiscal 2019 was impacted by tax expense related to income earned in foreign jurisdictions and tax expense related to GILTI. The impact of these expenses was partially offset by tax benefits related to FDII, the reversal of tax reserves no longer needed, and the cessation of certain publishing operations.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in fiscal 2020 decreased $44.5 million, or 37.2%, from $119.6 million in fiscal 2019. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in fiscal 2020 by $2.6 million, net income attributable to the Company in fiscal 2020 would have decreased by 39.4% versus the prior year. Net income attributable to the Company in fiscal 2020 included a $24.8 million impact from 2020 restructuring charges, a $24.5 million impact from the Winfrey Stock Compensation expense and a $2.7 million impact from the goodwill impairment charge related to our Brazil reporting unit.

Earnings per fully diluted share, or EPS, in fiscal 2020 was $1.07 compared to $1.72 in fiscal 2019. EPS for fiscal 2020 included a $0.35 impact from 2020 restructuring charges, a $0.35 impact from the Winfrey Stock Compensation expense and a $0.04 impact from the goodwill impairment charge related to our Brazil reporting unit. Additionally, EPS for fiscal 2020 included a $0.11 tax benefit related to the reversal of the 2018 and 2019 tax impact of GILTI. EPS for fiscal 2019 included a $0.07 expense in connection with our organizational realignment in the first quarter of fiscal 2019.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2020 and the percentage change in those metrics versus the prior year:

(in millions except percentages and as noted)

	Fiscal 2020
	GAAP			Constant Currency
		Product			Product		Total
	Subscription	Sales &	Total	Subscription	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$814.4	$127.7	$942.1	$814.9	$127.8	$942.7	163.9	2,722.1	2,822.3
CE	275.2	38.2	313.4	269.6	37.7	307.2	64.6	1,059.9	1,179.6
UK	67.2	17.2	84.4	66.9	17.2	84.1	20.3	361.4	323.5
Other (1)	29.8	8.5	38.3	30.8	8.5	39.4	5.5	101.8	97.7
Total	$1,186.5	$191.6	$1,378.1	$1,182.3	$191.1	$1,373.4	254.3	4,245.3	4,423.0

	% Change Fiscal 2020 vs. Fiscal 2019
North America	(4.0%)	(2.4%)	(3.8%)	(4.0%)	(2.3%)	(3.7%)	8.1%	6.4%	3.7%
CE	7.9%	(0.2%)	6.9%	5.7%	(1.5%)	4.8%	12.5%	12.7%	11.3%
UK	(5.4%)	(26.9%)	(10.8%)	(5.8%)	(27.1%)	(11.1%)	(1.2%)	8.3%	(10.5%)
Other (1)	(9.3%)	(36.8%)	(17.3%)	(5.9%)	(36.6%)	(14.9%)	0.2%	1.8%	(4.3%)
Total	(1.7%)	(7.0%)	(2.5%)	(2.1%)	(7.2%)	(2.8%)	8.2%	8.0%	4.2%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Fiscal 2020
	Digital Subscription Revenues		Digital	Incoming	EOP	Workshops + Digital Fees		Workshops + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Workshops + Digital	Workshops + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$484.5	$484.8	124.6	1,870.5	2,334.1	$329.9	$330.1	39.4	851.6	488.2
CE	208.0	203.1	55.2	863.4	1,059.9	67.2	66.4	9.4	196.6	119.7
UK	33.9	33.7	12.7	189.7	235.0	33.3	33.3	7.6	171.8	88.5
Other (1)	16.7	17.1	3.8	61.4	74.0	13.1	13.7	1.7	40.4	23.7
Total	$743.1	$738.7	196.3	2,984.9	3,703.0	$443.4	$443.6	58.0	1,260.4	720.0

	% Change Fiscal 2020 vs. Fiscal 2019
North America	20.5%	20.6%	23.4%	13.5%	24.8%	(26.1%)	(26.1%)	(22.4%)	(6.4%)	(42.7%)
CE	24.5%	21.6%	20.6%	18.2%	22.8%	(23.6%)	(24.5%)	(19.4%)	(6.4%)	(39.1%)
UK	26.1%	25.1%	26.0%	18.5%	23.9%	(24.6%)	(24.7%)	(27.3%)	(1.0%)	(48.5%)
Other (1)	17.6%	20.5%	19.0%	11.0%	20.1%	(29.7%)	(26.1%)	(25.9%)	(9.5%)	(41.5%)
Total	21.8%	21.1%	22.7%	15.1%	24.0%	(25.8%)	(25.7%)	(22.7%)	(5.8%)	(42.9%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in fiscal 2020 versus the prior year was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues in fiscal 2020 versus the prior year was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by the significant recruitment decline in the second, third and fourth quarters of fiscal 2020 driven by the closure of certain of our studios and the limited reopening of others, as well as the shift in consumer sentiment in the COVID-19 environment. The increase in North America Total Paid Weeks in fiscal 2020 was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in fiscal 2020 versus the prior year. Higher Digital recruitments in fiscal 2020 were driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year.

The decrease in North America product sales and other in fiscal 2020 versus the prior year was driven primarily by a decrease in in-studio product sales, partially offset by revenue received in connection with the WW Presents: Oprah’s 2020 Vision tour.

Continental Europe Performance

The increase in Continental Europe revenues in fiscal 2020 versus the prior year was driven by an increase in Subscription Revenues. The increase in Subscription Revenues in fiscal 2020 versus the prior year was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Workshops + Digital Fees. Workshops + Digital Fees were negatively impacted by the significant recruitment decline in the second, third and fourth quarters of fiscal 2020 driven by the closure of certain of our studios and the limited reopening of others, as well as the shift in consumer sentiment in the COVID-19 environment. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in fiscal 2020 versus the prior year. Higher Digital recruitments in fiscal 2020 were driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year.

United Kingdom Performance

The decrease in UK revenues in fiscal 2020 versus the prior year was driven by both a decrease in product sales and other and a decrease in Subscription Revenues. The decrease in Subscription Revenues in fiscal 2020 versus the prior year was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by the significant recruitment decline in the second, third and fourth quarters of fiscal 2020 driven by the closure of certain of our studios and the limited reopening of others, as well as the shift in consumer sentiment in the COVID-19 environment. The decrease in UK Total Paid Weeks was driven primarily by lower Workshops + Digital recruitments, partially offset by the higher number of Incoming Subscribers at the beginning of fiscal 2020 versus the beginning of fiscal 2019 and higher Digital recruitments in fiscal 2020 versus the prior year. Higher Digital recruitments in fiscal 2020 were driven by the successful launch of the new myWW program, the appeal of the program and our digital tools, and strong marketing execution versus the prior year.

The decrease in UK product sales and other in fiscal 2020 versus the prior year was driven primarily by a decrease in in-studio product sales.

Other Performance

The decrease in Other revenues in fiscal 2020 versus the prior year was driven by both a decrease in product sales and other and a decrease in Subscription Revenues. The decrease in Subscription Revenues in fiscal 2020 versus the prior year was driven primarily by a decrease in Workshops + Digital Fees. Workshops + Digital Fees were negatively impacted by the significant recruitment decline in the second, third and fourth quarters of fiscal 2020 driven by the closure of certain of our studios and the limited reopening of others, as well as the shift in consumer sentiment in the COVID-19 environment.

The decrease in Other product sales and other in fiscal 2020 versus the prior year was driven primarily by a decrease in product sales and a decrease in franchise commissions.

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

EPS in fiscal 2019 was $1.72 compared to $3.19 in fiscal 2018. EPS for fiscal 2019 included a $0.07 expense in connection with our organizational realignment in the first quarter of fiscal 2019.

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

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2019 and the percentage change in those metrics versus the prior year:

(in millions except percentages and as noted)

	Fiscal 2019
	GAAP			Constant Currency
		Product			Product		Total
	Subscription	Sales &	Total	Subscription	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$848.5	$130.8	$979.3	$849.9	$131.0	$980.9	151.7	2,558.5	2,722.1
CE	255.0	38.3	293.3	269.5	40.6	310.0	57.4	940.2	1,059.9
UK	71.0	23.5	94.6	74.3	24.7	99.0	20.5	333.7	361.4
Other (1)	32.8	13.5	46.2	35.2	13.9	49.2	5.5	100.0	101.8
Total	$1,207.3	$206.1	$1,413.3	$1,228.9	$210.2	$1,439.1	235.0	3,932.3	4,245.3

	% Change Fiscal 2019 vs. Fiscal 2018
North America	(5.8%)	(10.5%)	(6.5%)	(5.7%)	(10.4%)	(6.3%)	0.3%	20.9%	6.4%
CE	(0.8%)	(18.9%)	(3.6%)	4.8%	(14.1%)	1.9%	11.7%	30.0%	12.7%
UK	(9.2%)	(18.5%)	(11.7%)	(5.0%)	(14.4%)	(7.5%)	3.4%	12.7%	8.3%
Other (1)	(10.9%)	(27.8%)	(16.6%)	(4.3%)	(25.3%)	(11.4%)	1.0%	27.8%	1.8%
Total	(5.2%)	(14.5%)	(6.7%)	(3.5%)	(12.8%)	(5.0%)	3.1%	22.4%	8.0%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Fiscal 2019
	Digital Subscription Revenues		Digital	Incoming	EOP	Workshops + Digital Fees		Workshops + Digital	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Workshops + Digital	Workshops + Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$401.9	$402.6	100.9	1,648.4	1,870.5	$446.6	$447.3	50.7	910.1	851.6
CE	167.0	176.5	45.8	730.3	863.4	88.0	93.0	11.6	209.9	196.6
UK	26.9	28.1	10.1	160.1	189.7	44.1	46.2	10.5	173.6	171.8
Other (1)	14.2	15.3	3.2	55.3	61.4	18.6	20.0	2.3	44.7	40.4
Total	$610.0	$622.4	160.0	2,594.0	2,984.9	$597.3	$606.5	75.1	1,338.4	1,260.4

	% Change Fiscal 2019 vs. Fiscal 2018
North America	6.1%	6.3%	7.5%	31.8%	13.5%	(14.5%)	(14.4%)	(11.5%)	5.1%	(6.4%)
CE	11.7%	18.0%	17.9%	36.6%	18.2%	(18.2%)	(13.5%)	(7.7%)	11.3%	(6.4%)
UK	5.2%	10.0%	12.4%	19.2%	18.5%	(16.2%)	(12.3%)	(4.0%)	7.3%	(1.0%)
Other (1)	1.7%	9.4%	9.7%	24.9%	11.0%	(18.7%)	(12.7%)	(9.1%)	31.6%	(9.5%)
Total	7.4%	9.6%	10.6%	32.1%	15.1%	(15.3%)	(14.0%)	(9.8%)	7.1%	(5.8%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in fiscal 2019 versus the prior year was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. This decrease in Subscription Revenues in fiscal 2019 versus the prior year was driven primarily by the decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. The slight increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018, partially offset by lower recruitments versus the prior year. Lower recruitments in fiscal 2019 were driven by cycling against the successful launch of the WW Freestyle program and by the impact of ineffective marketing at the start of fiscal 2019.

The decrease in North America product sales and other in fiscal 2019 versus the prior year was driven primarily by a decrease in product sales.

Continental Europe Performance

The decrease in Continental Europe revenues in fiscal 2019 versus the prior year was driven by the impact of foreign currency. Excluding foreign currency, revenues in fiscal 2019 would have increased above the prior year driven by an increase in Subscription Revenues. This increase in Subscription Revenues in fiscal 2019 versus the prior year was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Workshops + Digital Fees. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018.

The decrease in Continental Europe product sales and other in fiscal 2019 versus the prior year was driven primarily by a decrease in product sales.

United Kingdom Performance

The decrease in UK revenues in fiscal 2019 versus the prior year was driven by both the decrease in Subscription Revenues and product sales and other. This decrease in Subscription Revenues in fiscal 2019 versus the prior year was driven primarily by the decrease in Workshops + Digital Fees. The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2019 versus the beginning of fiscal 2018 and improved retention versus the prior year, partially offset by lower recruitments in fiscal 2019. Lower recruitments in fiscal 2019 were driven by cycling against the successful launch of the WW Freestyle program and by the impact of ineffective marketing at the start of fiscal 2019.

The decrease in UK product sales and other in fiscal 2019 versus the prior year was driven primarily by a decrease in product sales and to a lesser extent a decrease in licensing.

Other Performance

The decrease in Other revenues in fiscal 2019 versus the prior year was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues in fiscal 2019 versus the prior year was driven primarily by the decrease in Workshops + Digital Fees.

The decrease in Other product sales and other in fiscal 2019 versus the prior year was driven primarily by a decrease in product sales.

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We currently believe that cash generated by operations during fiscal 2020, our cash on hand of approximately $165.9 million at January 2, 2021, our $173.8 million of availability under our Revolving Credit Facility at January 2, 2021 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

Due to the negative impact of COVID-19, and the uncertainty of the full extent of the magnitude and duration of such impact on our business and the economies and financial markets in which we operate, in fiscal 2020 we implemented a $100.0 million cost-savings initiative with respect to our cost structure. We undertook this initiative to proactively manage our liquidity so we can maintain flexibility to respond to evolving business and consumer conditions arising from the pandemic, as well as continue to fund investments in innovating our program and long-term debt obligations. In connection with this initiative, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity and the availability of our Revolving Credit Facility. While our fiscal 2020 cost-savings initiative was sufficient to address our liquidity needs in fiscal 2020, the evolving and uncertain economic impact of COVID-19 may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our Revolving Credit Facility, may be adversely affected. Additionally, in June 2020, we amended our Credit Agreement (as defined below) to relax the requirements of the financial maintenance covenant until the end of the second quarter of fiscal 2022 so as to provide additional flexibility for accessing liquidity available under our Revolving Credit Facility (as defined below). See “—Liquidity and Capital Resources—Long-Term Debt—Senior Secured Credit Facilities” for additional details on this amendment.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	January 2,	December 28,	Increase/
	2021	2019	(Decrease)
	(in millions)
Total current assets	$299.2	$295.4	$3.8
Total current liabilities	340.1	394.1	(54.0)
Working capital deficit	(40.9)	(98.7)	(57.8)
Cash and cash equivalents	165.9	182.7	(16.8)
Current portion of long-term debt	77.0	96.3	(19.3)
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(129.8)	$(185.2)	$(55.4)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $55.4 million decrease in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	January 2,	December 28,	Increase/	Impact to Working
	2021	2019	(Decrease)	Capital Deficit
	(in millions)
Derivative payable	$28.3	$21.6	$6.7	$6.7
Income taxes payable	$7.8	$3.6	$4.2	$4.2
Portion of operating lease liabilities due within one year	$28.6	$33.2	$(4.7)	$(4.7)
Deferred revenue	$50.5	$60.6	$(10.1)	$(10.1)
Prepaid income taxes	$20.0	$8.4	$11.6	$(11.6)
Operational liabilities and other, net of assets	$32.0	$50.0	$(18.0)	$(18.0)
Accrued interest	$2.7	$24.6	$(21.9)	$(21.9)
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$(55.4)

Note: Totals may not sum due to rounding.

The increase in derivative payable was due to a change in fair value driven by the change in interest rates. The decrease in deferred revenue was driven primarily by an increase in promotional sign-up offers. The increase in prepaid income taxes was primarily related to an increase in interest expense carryforward utilization as a result of the CARES Act and the reduction of tax attributable to GILTI due to the release of new tax regulations in July 2020, partially offset by the receipt of an IRS refund. The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by an increase in inventory balances to support an overall increase in e-commerce sales and a decline in accounts payable and accrued liabilities due to the timing of payments. The decrease in accrued interest was due to the timing of debt principal payments.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the fiscal years ended:

	January 2, 2021	December 28, 2019	December 29, 2018
	(in millions)
Net cash provided by operating activities	$135.9	$182.4	$295.6
Net cash used for investing activities	$(65.6)	$(52.6)	$(64.0)
Net cash used for financing activities	$(95.5)	$(183.0)	$(74.4)

Operating Activities

Fiscal 2020

Cash flows provided by operating activities of $135.9 million in fiscal 2020 reflected a decrease of $46.5 million from $182.4 million of cash flows provided by operating activities in fiscal 2019. The decrease in cash provided by operating activities was primarily the result of a decrease in net income attributable to the Company of $44.5 million in fiscal 2020 as compared to the prior year.

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

Investing Activities

Fiscal 2020

Net cash used for investing activities totaled $65.6 million in fiscal 2020, an increase of $13.0 million as compared to fiscal 2019. This increase was primarily attributable to cash paid for acquisitions in fiscal 2020. In fiscal 2020, we entered into a strategic collaboration agreement with ClassPass Inc. (“ClassPass”) and also invested $5.0 million in ClassPass’ recent $285.0 million Series E Preferred Stock funding round. For additional information on our acquisitions, see “Item 6. Selected Financial Data.”

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

Financing Activities

Fiscal 2020

Net cash used for financing activities totaled $95.5 million in fiscal 2020, primarily due to $96.3 million used for scheduled debt repayments under our Term Loan Facility. See “—Long-Term Debt” for additional details on debt.

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

The following schedule sets forth our long-term debt obligations at January 2, 2021:

Long-Term Debt

At January 2, 2021

(Balances in millions)

Balance
Term Loan Facility due November 29, 2024	$1,209.0
Notes due December 1, 2025	300.0
Total	1,509.0
Less: Current portion	77.0
Unamortized deferred financing costs	6.0
Unamortized debt discount	17.2
Total long-term debt	$1,408.8

Note: Totals may not sum due to rounding.

On November 29, 2017, we refinanced our then-existing credit facilities (referred to herein as the November 2017 debt refinancing) with proceeds received from $1,565.0 million in an aggregate principal amount of borrowings under our new credit facilities, consisting of a $1,540.0 million term loan facility and a $150.0 million revolving credit facility (of which $25.0 million was drawn upon at the time of the November 2017 debt refinancing) (collectively, as amended from time to time, referred to herein as the Credit Facilities) and proceeds received from the issuance of $300.0 million in aggregate principal amount of 8.625% Senior Notes due 2025, or the Notes.

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

As of January 2, 2021, we had $1,209.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of January 2, 2021.

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

Borrowings under the Term Loan Facility and, after giving effect to the Credit Agreement Amendment, the Revolving Credit Facility, in each case, bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid (except as otherwise described below), plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for an applicable margin for extensions of credit under the Revolving Credit Facility of 3.00% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. As of January 2, 2021, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for a commitment fee of 0.625% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. Based on our Consolidated First Lien Leverage Ratio as of January 2, 2021, the commitment fee was 0.35% per annum. Our Consolidated First Lien Leverage Ratio as of January 2, 2021 was 2.75:1.00.

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

As of January 2, 2021, we were in compliance with all applicable financial covenants and the applicable Consolidated First Lien Leverage Ratio in the Credit Agreement governing the Revolving Credit Facility though we were not required to comply at such time.

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

Outstanding Debt

At January 2, 2021, we had $1,509.0 million outstanding under the Credit Facilities and the Notes, consisting of borrowings under the Term Loan Facility of $1,209.0 million, $0.0 drawn down on the Revolving Credit Facility and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At the end of fiscal 2020, fiscal 2019 and fiscal 2018, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part IV, Item 15 of this Annual Report on Form 10-K under Note 19 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.03%, 8.08% and 7.73% per annum at January 2, 2021, December 28, 2019 and December 29, 2018, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 7.41%, 7.59% and 7.46% per annum at January 2, 2021, December 28, 2019 and December 29, 2018, respectively, based on interest rates on these dates.

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

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net income, the most comparable GAAP financial measure, for the fiscal years ended:

(in millions)

	January 2, 2021	December 28, 2019	December 29, 2018
Net Income	$75.1	$119.6	$223.7
Interest	123.3	135.3	142.3
Taxes	17.5	31.5	20.5
Depreciation and Amortization	50.0	45.0	44.1
Stock-based Compensation	55.0	20.5	20.2
EBITDAS	$320.9	$351.9	$450.8
2020 restructuring charges	33.1	—	—
Goodwill Impairment	3.7	—	—
Adjusted EBITDAS (1)	$357.6	$351.9	$450.8

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2020 to exclude the $33.1 million of 2020 restructuring charges and the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of January 2, 2021, our net debt/Adjusted EBITDAS ratio was 3.7x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the fiscal year ended:

(in millions)

January 2, 2021
Total debt	$1,509.0
Less: Unamortized deferred financing costs	6.0
Less: Unamortized debt discount	17.2
Less: Cash on hand	165.9
Net debt	$1,319.9

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

Contractual Obligations

We are obligated under non-cancelable agreements primarily for office and rent facilities operating leases. Consolidated rent expense charged to operations under all our leases for fiscal 2020 was approximately $55.0 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2020:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-Term Debt(1)
Principal	$1,509.0	$77.0	$154.0	$1,278.0	$—
Interest	392.7	102.0	187.9	102.8	—
Operating leases, finance leases and non-cancelable agreements	197.2	46.0	67.1	29.6	54.5
Total (2)	$2,098.9	$225.0	$409.0	$1,410.4	$54.5

Note: Totals may not sum due to rounding.

(1)

Due to the fact that a portion of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2020 remains constant for all periods presented.

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

Franchisee Acquisitions

On October 26, 2020, we acquired substantially all of the assets of our franchisees for certain territories in Arizona and California, Weight Watchers of Arizona, Inc. and Weight Watchers of Imperial County, Inc., respectively, for an aggregate purchase price of $10.0 million.

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

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. The Company’s exposure to market risk as of the end of fiscal 2020 is described below.

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

On June 11, 2018, in order to hedge a portion of our variable rate debt, we entered into a forward-starting interest rate swap, or the 2018 swap, with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap is $500.0 million. During the term of this swap, the notional amount will decrease from $500.0 million effective April 2, 2020 to $250.0 million on March 31, 2021. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1005%. On June 7, 2019, in order to hedge a portion of our variable rate debt, we entered into a forward-starting interest rate swap (together with the 2018 swap, known as the current swaps) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250.0 million. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.901%. The current swaps qualify for hedge accounting and, therefore, changes in the fair value of the current swaps have been recorded in accumulated other comprehensive loss. As of the end of fiscal 2020, we had $1,209.0 million of variable rate debt, of which $459.0 million remained unhedged.

As of January 2, 2021, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 4.75%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of January 2, 2021, our interest rate swaps in effect had an aggregate notional amount of $750.0 million. Accordingly, as of January 2, 2021, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.1 million, driven primarily by the interest rate applicable to our Term Loan Facility. A hypothetical 90 basis point decrease in interest rates would result in no change to annual interest expense, driven primarily by the LIBOR Floor.

There have been no material changes to our exposure to market risk from the end of fiscal 2019 as compared to the end of fiscal 2020.

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

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-44 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on pages F-2 to F-4.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 2, 2021, the end of fiscal 2020. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of fiscal 2020, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2021, the end of fiscal 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of January 2, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 2, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 to F-4 to our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) certain of the information regarding our directors and executive officers called for by Items 401(a), (b) and (e) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K and (ii) the information regarding our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, called for by Item 406 of Regulation S-K is set forth below.

Code of Business Conduct and Ethics

We have adopted the Code of Business Conduct and Ethics for our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, and our employees and directors. Our Code of Business Conduct and Ethics is available on our corporate website at corporate.ww.com/govdocs.

In addition to any disclosures required under the Exchange Act, the date and nature of any substantive amendment of our Code of Business Conduct and Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K of the Exchange Act, will be disclosed within four business days of the date of such amendment or waiver on our corporate website at corporate.ww.com/govdocs and corporate.ww.com/corporate-actions, respectively. In the case of a waiver, the name of the person to whom the waiver was granted will also be disclosed on our corporate website within four business days of the date of such waiver.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WW International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WW International, Inc. and its subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, and the related consolidated statements of net income, of comprehensive income, of changes in total deficit and of cash flows for each of the three years in the period ended January 2, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Goodwill and Indefinite-Lived Franchise Rights Acquired Impairment Assessments - United States and Canada

As described in Notes 2 and 7 to the consolidated financial statements, goodwill associated with the United States and Canada reporting units was $103 million and $42 million, respectively, as of January 2, 2021, and the indefinite-lived franchise rights acquired for the United States and Canada was $681 million and $57 million, respectively, as of January 2, 2021. Management reviews goodwill and indefinite-lived franchise rights acquired for potential impairment on at least an annual basis or more often if events so require. Potential goodwill impairment is identified by comparing the estimated fair value of a reporting unit to its carrying value, and potential impairment of indefinite-lived franchise rights acquired is identified by comparing the estimated fair value for these rights to their carrying value. Fair value of goodwill is estimated by management using a discounted cash flow approach. Fair value of indefinite-lived franchise rights acquired is estimated by management using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. Management uses various assumptions to determine fair value, including revenue growth rates, operating income margin, market-based royalty rate, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill and indefinite-lived franchise rights acquired impairment assessments for the United States and Canada is a critical audit matter are the significant judgment by management when developing the fair value measurements; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and operating income margins.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived franchise rights acquired impairment assessments, including controls over the valuation of the Company’s reporting units and indefinite-lived franchise rights acquired. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the United States and Canada reporting units and indefinite-lived franchise rights acquired for the United States and Canada, (ii) evaluating the appropriateness of the discounted cash flow approach and the relief from royalty methodology, (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approach and relief from royalty methodology, and (iv) evaluating the significant assumptions used by management related to revenue growth rates and operating income margins. Evaluating management’s assumptions related to revenue growth rates and operating income margins involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units and indefinite-lived franchise rights acquired and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and relief from royalty methodology.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 25, 2021

We have served as the Company’s auditor since 1999.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	January 2,	December 28,
	2021	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$165,887	$182,736
Receivables (net of allowances: January 2, 2021 - $2,298 and December 28, 2019 - $1,813)	34,555	30,519
Inventories	39,456	27,204
Prepaid income taxes	20,028	8,395
Prepaid marketing and advertising	15,656	15,954
Prepaid expenses and other current assets	23,610	30,582
TOTAL CURRENT ASSETS	299,192	295,390
Property and equipment, net	51,935	54,066
Operating lease assets	119,102	151,983
Franchise rights acquired	765,850	753,445
Goodwill	155,617	157,916
Other intangible assets, net	59,709	59,031
Deferred income taxes	13,625	14,319
Other noncurrent assets	16,144	12,164
TOTAL ASSETS	$1,481,174	$1,498,314
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$77,000	$96,250
Portion of operating lease liabilities due within one year	28,551	33,236
Accounts payable	23,052	29,064
Salaries and wages payable	58,047	66,656
Accrued marketing and advertising	15,556	14,815
Accrued interest	2,710	24,637
Other accrued liabilities	48,615	43,558
Derivative payable	28,283	21,597
Income taxes payable	7,810	3,644
Deferred revenue	50,475	60,613
TOTAL CURRENT LIABILITIES	340,099	394,070
Long-term debt, net	1,408,800	1,479,920
Long-term operating lease liabilities	101,561	128,464
Deferred income taxes	173,713	175,235
Other	5,212	2,446
TOTAL LIABILITIES	2,029,385	2,180,135
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	0	3,722
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 121,470 shares issued at January 2, 2021 and 120,352 shares issued at December 28, 2019	0	0
Treasury stock, at cost, 52,497 shares at January 2, 2021 and 52,933 shares at December 28, 2019	(3,140,903)	(3,158,274)
Retained earnings	2,617,841	2,500,083
Accumulated other comprehensive loss	(25,149)	(27,352)
TOTAL DEFICIT	(548,211)	(685,543)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,481,174	$1,498,314

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	January 2,	December 28,	December 29,
	2021	2019	2018
	(53 weeks)	(52 weeks)	(52 weeks)
Subscription revenues, net	$1,186,489	$1,207,266	$1,273,196
Product sales and other, net	191,635	206,071	240,925
Revenues, net	1,378,124	1,413,337	1,514,121
Cost of subscription revenues	452,882	502,907	508,477
Cost of product sales and other	147,401	123,748	139,234
Cost of revenues	600,283	626,655	647,711
Gross profit	777,841	786,682	866,410
Marketing expenses	260,727	243,998	226,319
Selling, general and administrative expenses	297,287	254,699	251,106
Goodwill impairment	3,665	0	0
Operating income	216,162	287,985	388,985
Interest expense	123,310	135,267	142,346
Other expense, net	349	1,758	2,578
Income before income taxes	92,503	150,960	244,061
Provision for income taxes	17,462	31,513	20,493
Net income	75,041	119,447	223,568
Net loss attributable to the noncontrolling interest	38	169	181
Net income attributable to WW International, Inc.	$75,079	$119,616	$223,749
Earnings per share attributable to WW International, Inc.
Basic	$1.11	$1.78	$3.38
Diluted	$1.07	$1.72	$3.19
Weighted average common shares outstanding
Basic	67,849	67,188	66,280
Diluted	70,020	69,550	70,115

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	January 2,	December 28,	December 29,
	2021	2019	2018
	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$75,041	$119,447	$223,568
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	10,088	3,676	(11,462)
Income tax (expense) benefit on foreign currency translation gain (loss)	(2,533)	(939)	2,906
Foreign currency translation gain (loss), net of taxes	7,555	2,737	(8,556)
(Loss) gain on derivatives	(7,305)	(19,222)	7,205
Income tax benefit (expense) on (loss) gain on derivatives	1,855	4,868	(1,827)
(Loss) gain on derivatives, net of taxes	(5,450)	(14,354)	5,378
Total other comprehensive gain (loss)	2,105	(11,617)	(3,178)
Comprehensive income	77,146	107,830	220,390
Net loss attributable to the noncontrolling interest	38	169	181
Foreign currency translation loss, net of taxes attributable to the noncontrolling interest	98	22	373
Comprehensive loss attributable to the noncontrolling interest	136	191	554
Comprehensive income attributable to WW International, Inc.	$77,282	$108,021	$220,944

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

		WW International, Inc.

						Accumulated
	Redeemable					Other
	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 30, 2017	$4,467	118,947	$0	54,258	$(3,208,836)	$(10,467)	$2,203,317	$(1,015,986)
Comprehensive income (loss)	(554)					(2,805)	223,749	220,944
Issuance of treasury stock under stock plans				(862)	33,212		(30,618)	2,594
Compensation expense on share-based awards							20,188	20,188
Issuance of common stock		1,405					9,796	9,796
Cumulative effect of revenue accounting change							2,933	2,933
Cumulative effect of tax accounting change						(2,485)	(46,927)	(49,412)
Balance at December 29, 2018	$3,913	120,352	$0	53,396	$(3,175,624)	$(15,757)	$2,382,438	$(808,943)
Comprehensive income (loss)	(191)					(11,595)	119,616	108,021
Issuance of treasury stock under stock plans				(463)	17,350		(22,442)	(5,092)
Compensation expense on share-based awards							20,471	20,471
Balance at December 28, 2019	$3,722	120,352	$0	52,933	$(3,158,274)	$(27,352)	$2,500,083	$(685,543)
Comprehensive income (loss)	(136)					2,203	75,079	77,282
Issuance of treasury stock under stock plans				(436)	17,371		(23,181)	(5,810)
Compensation expense on share-based awards							55,013	55,013
Issuance of common stock		1,118					7,793	7,793
Acquisition of minority interest	(3,586)						3,054	3,054
Balance at January 2, 2021	$—	121,470	$0	52,497	$(3,140,903)	$(25,149)	$2,617,841	$(548,211)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	January 2,	December 28,	December 29,
	2021	2019	2018
	(53 weeks)	(52 weeks)	(52 weeks)
Operating activities:
Net income	$75,041	$119,447	$223,568
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50,677	45,017	44,061
Amortization of deferred financing costs and debt discount	8,845	9,318	8,539
Goodwill impairment	3,665	0	0
Impairment of intangible and long-lived assets	1,372	307	27
Share-based compensation expense	55,013	20,471	20,188
Deferred tax benefit	(1,440)	(9,424)	(13,673)
Allowance for doubtful accounts	411	(123)	130
Reserve for inventory obsolescence	16,425	8,710	7,906
Foreign currency exchange rate loss	719	1,235	2,036
Changes in cash due to:
Receivables	(3,600)	1,331	(7,999)
Inventories	(25,940)	(9,127)	(1,148)
Prepaid expenses	(5,081)	13,619	(3,991)
Accounts payable	(4,045)	1,347	2,224
Accrued liabilities	(29,421)	(6,968)	16,600
Deferred revenue	(11,583)	6,199	(17,198)
Other long term assets and liabilities, net	1,859	(878)	(13,001)
Income taxes	3,023	(18,098)	27,323
Cash provided by operating activities	135,940	182,383	295,592
Investing activities:
Capital expenditures	(21,490)	(17,159)	(19,050)
Capitalized software expenditures	(28,941)	(30,824)	(27,763)
Cash paid for acquisitions	(10,037)	(4,060)	(7,100)
Other items, net	(5,123)	(580)	(10,045)
Cash used for investing activities	(65,591)	(52,623)	(63,958)
Financing activities:
Net (payments) borrowings on revolver	0	0	(25,000)
Payments on long-term debt	(96,250)	(177,000)	(57,750)
Taxes paid related to net share settlement of equity awards	(6,798)	(6,582)	(25,020)
Proceeds from stock options exercised	8,176	1,076	33,417
Other items, net	(667)	(487)	0
Cash used for financing activities	(95,539)	(182,993)	(74,353)
Effect of exchange rate changes on cash and cash equivalents	8,341	(1,005)	(3,361)
Net (decrease) increase in cash and cash equivalents	(16,849)	(54,238)	153,920
Cash and cash equivalents, beginning of period	182,736	236,974	83,054
Cash and cash equivalents, end of period	$165,887	$182,736	$236,974

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc. and all of its subsidiaries. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings, including Digital 360 and Personal Coaching + Digital. The Company’s “Workshops + Digital” (formerly known as “Studio + Digital”) business refers to providing unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings to commitment plan subscribers. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including the Company’s “pay-as-you-go” members.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. In the fourth quarter of fiscal 2020, the remaining 20% interest in Vigilantes do Peso Marketing Ltda. was transferred to the Company in a cashless exchange, resulting in the reclassification of the redeemable noncontrolling interest to equity. All intercompany accounts and transactions have been eliminated in consolidation.

In fiscal 2020, the Company identified and recorded out-of-period adjustments related to income tax errors resulting from income tax receivables that should have been adjusted in prior fiscal years. The impact of correcting these errors, which were immaterial to prior period financial statements and corrected in the fourth quarter of fiscal 2020, increased provision for income taxes by $2,279 and decreased net income attributable to the Company by $2,279.
2.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal 2020 contained 53 weeks, and fiscal 2019 and fiscal 2018 each contained 52 weeks.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, revenue, share-based compensation, income taxes, tax contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While all available information has been considered, actual amounts could differ from these estimates. For example, the global outbreak of the coronavirus (COVID-19) has had and will continue to have a significant adverse impact on the Company’s business as well as on the business environment and the markets in which it operates. This global health crisis has also had a significant adverse effect on overall economic conditions and the Company expects consumer demand to continue to be negatively impacted due to changes in consumer behavior and confidence and health concerns. The situation remains dynamic and subject to rapid and possibly significant change, with the United States and other countries continuing to struggle with rolling outbreaks of the virus. Accordingly, the full extent of the magnitude and duration of the negative impact to the Company’s business from the COVID-19 pandemic cannot be predicted with certainty. The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing this Annual Report on Form 10-K and the accompanying consolidated financial statements. These assumptions and estimates may change, as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.

Translation of Foreign Currencies

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

Cash Equivalents

Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less. Cash balances may, at times, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions. Cash includes balances due from third-party credit card companies.

Inventories

Inventories, which consist of finished goods, are stated at the lower of cost or net realizable value on a first-in, first-out basis, net of reserves for obsolescence and shrinkage.

Property and Equipment

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

Impairment of Long Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

In fiscal 2020, fiscal 2019 and fiscal 2018, the Company recorded impairment charges of $62, $307 and $0, respectively, related to internal-use computer software that was not expected to provide substantive service potential.

In fiscal 2020, fiscal 2019 and fiscal 2018, the Company recorded impairment charges of $1,310, $0 and $27, respectively, related to property, plant and equipment that were expected to be disposed of before the end of their estimated useful lives.

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand as of the January 2, 2021 balance sheet date were $681,497, $56,694, $12,318, $6,907 and $5,084, respectively, totaling $762,500 and the net book values as of the December 28, 2019 balance sheet date were $671,914, $55,171, $11,784, $6,273 and $4,742, respectively, totaling $749,884.

In its hypothetical start-up approach analysis for fiscal 2020, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. The cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the January 2, 2021 balance sheet date were $102,968, $42,103 and $10,546, respectively, totaling $155,617. The net book values of goodwill in the United States, Canada, Brazil and other countries as of the December 28, 2019 balance sheet date were $102,968, $40,972, $4,399 and $9,577, respectively, totaling $157,916.

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

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Test

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

Based on the results of the Company’s May 3, 2020 annual franchise rights acquired impairment analysis performed for all of its units of account, except for Canada and New Zealand, as of the January 2, 2021 balance sheet date, those units had an estimated fair value at least 35% higher than the respective unit’s carrying amount. Collectively, these units of account represent 91.9% of the Company’s total franchise rights acquired. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its Canada unit of account, which holds 7.4% of the Company’s franchise rights acquired as of the January 2, 2021 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 16.5%. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its New Zealand unit of account, which holds 0.7% of the Company’s franchise rights acquired as of the January 2, 2021 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 9.8%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $5,084 as of January 2, 2021.

Based on the results of the Company’s May 3, 2020 annual goodwill impairment test performed for all of its reporting units as of the January 2, 2021 balance sheet date, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

Brazil Goodwill Impairment

With respect to its Brazil reporting unit, during the first quarter of fiscal 2020, the Company made a strategic decision to shift to an exclusively Digital business in that country. The Company determined that this decision, together with the negative impact of COVID-19, the ongoing challenging economic environment in Brazil and its reduced expectations regarding the reporting unit’s future operating cash flows, required the Company to perform an interim goodwill impairment analysis. In performing this discounted cash flow analysis, the Company determined that the carrying amount of this reporting unit exceeded its fair value and as a result recorded an impairment charge of $3,665, which comprises the remaining balance of goodwill for this reporting unit.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As it relates to its goodwill impairment analysis for Brazil, the Company estimated future debt-free cash flows in contemplation of its growth strategies for that market. In developing these projections, the Company considered the growth strategies under the current market conditions in Brazil. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Other Intangible Assets

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

The Company earns revenue from subscriptions for its digital products and by conducting workshops, for which it charges a fee, predominantly through commitment plans, as well as prepayment plans or the “pay-as-you-go” arrangement. The Company also earns revenue by selling consumer products online through its e-commerce platforms, at its studios and through its trusted partners; collecting royalties from franchisees; collecting royalties related to licensing agreements; and publishing.

Commitment plan revenues and prepaid workshop fees are recorded to revenue on a straight-line basis as control is transferred since these performance obligations are satisfied over time. “Digital Subscription Revenues,” consisting of the fees associated with subscriptions for the Company’s Digital products, including Digital 360 and Personal Coaching + Digital, are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is amortized into revenue over the commitment period. “Workshops + Digital Fees” (formerly known as “Studio + Digital Fees”), consisting of the fees associated with subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops, are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. In the Workshops + Digital business, the Company generally charges non-refundable registration and starter fees in exchange for access to the Company’s digital subscription products, an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and is amortized into revenue over the commitment period. Revenue from consumer product sales online through e-commerce platforms and at studios, royalties and commissions, and “pay-as-you-go” workshop fees is recognized at the point in time control is transferred, which is when products are shipped to customers and partners and title and risk of loss passes to them, royalties and commissions are earned, and services are rendered, respectively. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Advertising Costs

Advertising costs consist primarily of broadcast and digital media. All costs related to advertising are expensed in the period incurred, except for media production-related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018 were $248,473, $235,826 and $218,062, respectively.

Income Taxes

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

Deferred Financing Costs

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. Amortization expense for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $8,845, $9,318 and $8,539, respectively.

Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At January 2, 2021, December 28, 2019 and December 29, 2018, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $20,979, $15,529 and $1,175, respectively. At January 2, 2021, December 28, 2019 and December 29, 2018, the cumulative balance of the effects of foreign currency translations, net of taxes, was $4,170, $11,823 and $14,582, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

3.	Accounting Standards Adopted in Current Year

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued updated guidance replacing the incurred loss impairment method with a method that reflects expected credit losses. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. On December 29, 2019, the Company adopted the updated credit loss guidance on a prospective basis, which did not have a material impact on the Company’s consolidated financial statements.

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

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of January 2, 2021. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at the implementation of the lease accounting standard, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s operating and finance leases are primarily for its studios, corporate offices, data centers and certain equipment, including automobiles.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At January 2, 2021 and December 28, 2019, the Company’s lease assets and lease liabilities were as follows:

	January 2, 2021	December 28, 2019
Assets:
Operating lease assets	$119,102	$151,983
Finance lease assets	207	259
Total leased assets	$119,309	$152,242

Liabilities:
Current
Operating	$28,551	$33,236
Finance	88	126
Noncurrent
Operating	$101,561	$128,464
Finance	93	96
Total lease liabilities	$130,293	$161,922

For the fiscal years ended January 2, 2021 and December 28, 2019, the components of the Company’s lease expense were as follows:

	Fiscal Year Ended
	January 2,	December 28,
	2021	2019
Operating lease cost:
Fixed lease cost	$48,674	$51,246
Lease termination cost	6,109	10
Variable lease cost	(30)	0
Total operating lease cost	$54,753	$51,256
Finance lease cost:
Amortization of leased assets	192	487
Interest on lease liabilities	12	20
Total finance lease cost	$204	$507
Total lease cost	$54,957	$51,763

Total rent expense charged to operations for office and rental facilities operating leases for the fiscal year ended December 29, 2018 was $44,130.

At January 2, 2021 and December 28, 2019, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	January 2, 2021	December 28, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	7.08	7.06
Finance leases	2.35	2.43

Weighted Average Discount Rate
Operating leases	6.95	7.02
Finance leases	5.51	5.97

The Company’s leases have remaining lease terms of 0 to 12 years with a weighted average lease term of 7.07 years as of January 2, 2021.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At January 2, 2021, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
2021	$36,503	$95	$36,598
2022	28,880	65	28,945
2023	21,224	27	21,251
2024	16,043	6	16,049
2025	11,604	—	11,604
Thereafter	54,505	—	54,505
Total lease payments	$168,759	$193	$168,952
Less imputed interest	38,647	12	38,659
Present value of lease liabilities	$130,112	$181	$130,293

Supplemental cash flow information related to leases for the fiscal years ended January 2, 2021 and December 28, 2019 were as follows:

	Fiscal Year Ended
	January 2,	December 28,
	2021	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$49,043	$51,326
Operating cash flows from finance leases	$12	$20
Financing cash flows from finance leases	$192	$487

Leased assets obtained in exchange for new operating lease liabilities	$5,113	$41,693
Leased assets obtained in exchange for new finance lease liabilities	$132	$105

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table presents the Company’s revenues disaggregated by revenue source:

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Digital Subscription Revenues	$743,060	$609,996	$567,767
Workshops + Digital Fees	443,429	597,270	705,429
Subscription Revenues, net	$1,186,489	$1,207,266	$1,273,196
Product sales and other, net	191,635	206,071	240,925
Revenues, net	$1,378,124	$1,413,337	$1,514,121

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Fiscal Year Ended January 2, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$484,471	$207,978	$33,919	$16,692	$743,060
Workshops + Digital Fees	329,885	67,201	33,283	13,060	443,429
Subscription Revenues, net	$814,356	$275,179	$67,202	$29,752	$1,186,489
Product sales and other, net	127,744	38,201	17,185	8,505	191,635
Revenues, net	$942,100	$313,380	$84,387	$38,257	$1,378,124

	Fiscal Year Ended December 28, 2019
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$401,890	$167,008	$26,898	$14,200	$609,996
Workshops + Digital Fees	446,576	87,962	44,145	18,587	597,270
Subscription Revenues, net	$848,466	$254,970	$71,043	$32,787	$1,207,266
Product sales and other, net	130,836	38,263	23,514	13,458	206,071
Revenues, net	$979,302	$293,233	$94,557	$46,245	$1,413,337

	Fiscal Year Ended December 29, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$378,678	$149,571	$25,557	$13,961	$567,767
Workshops + Digital Fees	522,372	107,528	52,676	22,853	705,429
Subscription Revenues, net	$901,050	$257,099	$78,233	$36,814	$1,273,196
Product sales and other, net	146,201	47,226	28,839	18,659	240,925
Revenues, net	$1,047,251	$304,325	$107,072	$55,473	$1,514,121

Information about Contract Balances

For Subscription Revenues, the Company typically collects payment in advance of providing services. Any amounts collected in advance of services being provided are recorded in deferred revenue. In the case where amounts are not collected, but the service has been provided and the revenue has been recognized, the amounts are recorded in accounts receivable. The opening and ending balances of the Company’s deferred revenues are as follows:

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 28, 2019	$60,613	$54
Net decrease during the period	(10,138)	(10)
Balance as of January 2, 2021	$50,475	$44

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Revenue recognized from amounts included in current deferred revenue as of December 28, 2019 was $60,555 for the fiscal year ended January 2, 2021. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $44 and $54 at January 2, 2021 and December 28, 2019, respectively, for revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

Accounting Policy Elections

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

Acquisition of Franchisees

On October 26, 2020, the Company acquired substantially all of the assets of its franchisees for certain territories in Arizona and California, Weight Watchers of Arizona, Inc. and Weight Watchers of Imperial County, Inc., respectively, for an aggregate purchase price of $10,000. Payment was in the form of cash ($10,037) and assumed net assets ($37). The total purchase price has been allocated to franchise rights acquired ($9,546), customer relationship value ($227), property and equipment, net ($131), inventories ($84) and other assets ($12). The acquisition of the franchisees has been accounted for under the purchase method of accounting and, accordingly, earnings of the acquired franchisees have been included in the consolidated operating results of the Company since the date of acquisition.

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
7.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

The Company performed its annual impairment review of indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for fiscal 2020 and fiscal 2019 on May 3, 2020 and May 5, 2019, respectively.

With respect to the Company’s Brazil reporting unit, during the first quarter of fiscal 2020, the Company made a strategic decision to shift to an exclusively Digital business in that country. The Company determined that this decision, together with the negative impact of COVID-19, the ongoing challenging economic environment in Brazil and the Company’s reduced expectations regarding the reporting unit’s future operating cash flows, required the Company to perform an interim goodwill impairment analysis. In performing this discounted cash flow analysis, the Company determined that the carrying amount of this reporting unit exceeded its fair value and as a result recorded an impairment charge of $3,665, which comprises the remaining balance of goodwill for this reporting unit.

In performing its annual impairment analysis as of May 3, 2020 and May 5, 2019, the Company determined that the carrying amounts of its franchise rights acquired with indefinite lives units of account and goodwill reporting units did not exceed their respective fair values and therefore, no impairment existed.

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the fiscal year ended January 2, 2021, the change in the carrying value of franchise rights acquired is due to the franchisee acquisition as described in Note 6 and the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978 and the Company’s acquisitions of WW.com, Inc. (formerly known as WeightWatchers.com, Inc.) in 2005 and the Company’s franchised territories. See Note 6 for additional information about acquisitions by the Company. For the fiscal year ended January 2, 2021, the change in the carrying amount of goodwill was due to the impairment charge of the Company’s Brazil reporting unit and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 28, 2019	$143,940	$7,015	$1,213	$5,748	$157,916
Goodwill impairment	0	0	0	(3,665)	(3,665)
Effect of exchange rate changes	1,131	777	55	(597)	1,366
Balance as of January 2, 2021	$145,071	$7,792	$1,268	$1,486	$155,617

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Finite-lived Intangible Assets

The below table reflects the carrying values of finite-lived intangible assets as of January 2, 2021 and December 28, 2019:

	January 2, 2021		December 28, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$131,420	$109,170	$119,537	$97,588
Website development costs	95,718	67,656	77,823	50,748
Trademarks	11,999	11,457	11,869	11,228
Other	14,093	5,238	14,003	4,637
Trademarks and other intangible assets	$253,230	$193,521	$223,232	$164,201
Franchise rights acquired	7,925	4,575	8,180	4,618
Total finite-lived intangible assets	$261,155	$198,096	$231,412	$168,819

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $29,828, $29,330 and $28,995, for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. The franchise rights acquired related to the South Carolina Acquisition will be amortized ratably over an 18 year period. The franchise rights acquired related to the Las Vegas Acquisition were fully amortized in fiscal 2019.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal 2021	$27,543
Fiscal 2022	$17,548
Fiscal 2023	$7,395
Fiscal 2024	$1,240
Fiscal 2025 and thereafter	$9,333

8.	Property and Equipment

The below table reflects the carrying values of property and equipment as of January 2, 2021 and December 28, 2019:

	January 2,	December 28,
	2021	2019
Equipment	$88,261	$83,288
Leasehold improvements	90,161	84,079
	178,422	167,367
Less: Accumulated depreciation and amortization	(126,487)	(113,301)
	$51,935	$54,066

Depreciation and amortization expense of property and equipment for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $20,849, $15,687 and $15,066, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

9.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	January 2, 2021				December 28, 2019
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due November 29, 2022	$0	$0	$0	3.03%	$0	$0	$0	0.00%
Term Loan Facility due November 29, 2024	1,209,000	5,113	17,233	6.60%	1,305,250	6,418	21,634	7.93%
Notes due December 1, 2025	300,000	854	0	8.71%	300,000	1,028	0	8.72%
Total	$1,509,000	$5,967	$17,233	6.94%	$1,605,250	$7,446	$21,634	8.07%
Less: Current portion	77,000				96,250
Unamortized deferred financing costs	5,967				7,446
Unamortized debt discount	17,233				21,634
Total long-term debt	$1,408,800				$1,479,920

(1)	Includes amortization of deferred financing costs and debt discount.

On November 29, 2017, the Company refinanced its then-existing credit facilities (hereinafter referred to as “the November 2017 debt refinancing”) with proceeds received from $1,565,000 in an aggregate principal amount of borrowings under its new credit facilities, consisting of a $1,540,000 term loan facility and a $150,000 revolving credit facility (of which $25,000 was drawn upon at the time of the November 2017 debt refinancing) (collectively, as amended from time to time, the “Credit Facilities”) and proceeds received from the issuance of $300,000 in aggregate principal amount of 8.625% Senior Notes due 2025 (the “Notes”).

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

As of January 2, 2021, the Company had $1,209,000 in an aggregate principal amount of loans outstanding under its Credit Facilities, with $173,846 of availability and $1,154 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of January 2, 2021.

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

Borrowings under the Term Loan Facility and, after giving effect to the Credit Agreement Amendment, the Revolving Credit Facility, in each case, bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid (except as otherwise described below), plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for an applicable margin for extensions of credit under the Revolving Credit Facility of 3.00% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. As of January 2, 2021, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, the Company pays a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Leverage Ratio. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for a commitment fee of 0.625% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. Based on the Company’s Consolidated First Lien Leverage Ratio as of January 2, 2021, the commitment fee was 0.35% per annum. The Company’s Consolidated First Lien Leverage Ratio as of January 2, 2021 was 2.75:1.00.

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

As of January 2, 2021, the Company was in compliance with all applicable financial covenants and the applicable Consolidated First Lien Leverage Ratio in the Credit Agreement governing the Revolving Credit Facility though it was not required to comply at such time.

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

Outstanding Debt

At January 2, 2021, the Company had $1,509,000 outstanding under the Credit Facilities and the Notes, consisting of borrowings under the Term Loan Facility of $1,209,000, $0 drawn down on the Revolving Credit Facility and $300,000 in aggregate principal amount of Notes issued and outstanding.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At January 2, 2021 and December 28, 2019, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 19 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.03% and 8.08% per annum at January 2, 2021 and December 28, 2019, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 7.41% and 7.59% per annum at January 2, 2021 and December 28, 2019, respectively, based on interest rates on these dates.

Maturities

At January 2, 2021, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five fiscal years and thereafter were as follows:

2021	$77,000
2022	77,000
2023	77,000
2024	978,000
2025	300,000
2026 and thereafter	—
$1,509,000

10.	Treasury Stock

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

During the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, the Company repurchased no shares of its common stock under this program or otherwise. As of the end of fiscal 2020, $208,933 remained available to purchase shares of the Company’s common stock under the repurchase program.
11.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	January 2,	December 28,	December 29,
	2021	2019	2018
Numerator:
Net income attributable to WW International, Inc.	$75,079	$119,616	$223,749
Denominator:
Weighted average shares of common stock outstanding	67,849	67,188	66,280
Effect of dilutive common stock equivalents	2,171	2,362	3,835
Weighted average diluted common shares outstanding	70,020	69,550	70,115
Earnings per share attributable to WW International, Inc.
Basic	$1.11	$1.78	$3.38
Diluted	$1.07	$1.72	$3.19

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 4,052, 1,705 and 419 for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.
12.	Stock Plans

Incentive Compensation Plans and Winfrey Amendment Option

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

Under the 2014 Plan, grants may take the following forms at the Company’s Board of Directors’ Compensation and Benefit Committee’s (the “Compensation Committee”) discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock and other stock-based awards. As of January 2, 2021, the maximum number of shares of common stock available for grant under the 2014 Plan was 8,500, subject to increase and adjustment as set forth in the 2014 Plan.

Under the 2014 Plan, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors subject to limited exceptions. During the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, the Company granted to members of the Company’s Board of Directors an aggregate of 31, 29 and 11 fully-vested shares, respectively, and recognized compensation expense of $688, $756 and $754, respectively.

Under the Winfrey Amendment Option (as defined below), in fiscal 2020 the Company granted Ms. Winfrey a fully vested option to purchase 3,276 shares of the Company’s common stock as more fully described in Note 22.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for share-based compensation awards and the Winfrey Amendment Option, as applicable, was $55,013, $20,471 and $20,188 for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation awards was $10,915, $2,141 and $4,007 for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. The tax benefits realized from options exercised and RSUs and PSUs vested totaled $8,426, $2,840 and $30,268 for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. No compensation costs were capitalized. As of January 2, 2021, there was $34,462 of total unrecognized compensation cost related to the stock options, RSUs and PSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

Stock Option Awards Under Stock Plans and the Winfrey Amendment Option

Stock Option Awards with Time-Vesting Criteria

Stock options with time-vesting criteria (“Time-Vesting Options”) are exercisable based on the terms and conditions outlined in the applicable award agreement. Time-Vesting Options outstanding at January 2, 2021, December 28, 2019 and December 29, 2018 vest over a period of two to four years and the expiration term is seven to ten years. Time-Vesting Options outstanding at January 2, 2021, December 28, 2019 and December 29, 2018 have an exercise price between $3.97 and $63.59 per share. The Company did not grant Time-Vesting Options in fiscal 2019 and fiscal 2018.

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

January 2,
2021
Dividend yield	0.0%
Volatility	56.5% - 56.7%
Risk-free interest rate	0.45% - 0.52%
Expected term (years)	5.9 - 6.5

Option Activity

A summary of all option activity under the Stock Plans and the Winfrey Amendment Option for the fiscal year ended January 2, 2021 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding at December 28, 2019	3,700	$21.77
Granted	3,874	$35.96
Exercised	(1,162)	$6.95
Cancelled	(52)	$25.51
Outstanding at January 2, 2021	6,360	$33.09	4.9	$22,386
Exercisable at January 2, 2021	5,481	$33.63	4.6	$20,016

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The weighted-average grant-date fair value of all options granted (including the Winfrey Amendment Option) was $9.98, $0.00 and $0.00 for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. The total intrinsic value of Time-Vesting Options exercised was $24,841, $1,105 and $105,647 for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

Cash received from Time-Vesting Options exercised during the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $8,176, $1,076 and $33,385, respectively.

Restricted Stock Unit Awards with Time-Vesting Criteria

RSUs are exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of two to four years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the fiscal year ended January 2, 2021 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at December 28, 2019	1,153	$27.46
Granted	1,223	$19.40
Vested	(495)	$30.39
Forfeited	(182)	$22.61
Outstanding at January 2, 2021	1,699	$21.32

The weighted-average grant-date fair value of RSUs granted was $19.40, $19.09 and $63.91 for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. The total fair value of RSUs vested during the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $15,015, $12,268 and $8,484, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In fiscal 2017, the Company granted 98.5 PSUs in May 2017 and 47.9 PSUs in July 2017, all having both time- and performance-vesting criteria (the “2017 PSUs”). The time-vesting criteria for these PSUs was satisfied upon continued employment (with limited exceptions) on May 15, 2020. The performance-vesting criteria for two-thirds of these PSUs was satisfied when the Company achieved, in the case of the May 2017 awards, certain annual operating income objectives and, in the case of the July 2017 award, certain net income or operating income objectives, as applicable for each of the fiscal 2017 and fiscal 2018 performance years. The performance-vesting criteria for the fiscal 2019 performance year was not satisfied. When the performance measure was met, if at all, for a particular 2017 Award Performance Year (i.e., each fiscal year over a three-year period, fiscal 2017 through fiscal 2019), that portion of units was “banked” for potential issuance following the satisfaction of the time-vesting criteria. Such portion of units “banked” was equal to (x) the target number of PSUs granted for the applicable 2017 Award Performance Year multiplied by (y) the applicable achievement percentage (166.67% in the case of fiscal 2017 and fiscal 2018), rounded down to avoid the issuance of fractional shares. Pursuant to these awards, the number of PSUs that became vested in fiscal 2020 upon the satisfaction of the time-vesting criteria was 122.6. The Company accrued compensation expense in an amount equal to the outcome upon vesting.

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

The fair value of PSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of PSU activity under the 2014 Plan for the fiscal year ended January 2, 2021 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at December 28, 2019	437	$30.35
Granted (a)	49	$28.09
Vested	(123)	$28.09
Forfeited	(68)	$26.05
Outstanding at January 2, 2021	295	$31.46

(a)	Represents incremental shares vested with respect to the Company satisfying certain applicable performance vesting criteria for the 2017 PSUs.

The weighted-average grant-date fair value of PSUs granted and/or incremental shares vested was $28.09, $17.51 and $80.18 during the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. The total fair value of PSUs vested during the fiscal years ended January 2, 2021 and December 28, 2019 was $3,443 and $2,891, respectively. No PSUs vested during the fiscal year ended December 29, 2018.
13.	Income Taxes

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

On July 20, 2020, the U.S. Treasury Department released final regulations under Internal Revenue Code Section 951A (TD 9902) permitting a taxpayer to elect to exclude from its global intangible low-taxed income (“GILTI”) inclusion items of income subject to a high effective rate of foreign tax. As a result of the final regulations, the Company recorded a $7,566 tax benefit in fiscal 2020 related to the 2018 and 2019 taxes previously accrued attributable to GILTI.

The following tables summarize the Company’s consolidated provision for U.S. federal, state and foreign taxes on income:

	January 2,	December 28,	December 29,
	2021	2019	2018
Current:
U.S. federal	$(14,052)	$20,900	$1,235
State	4,421	1,873	5,918
Foreign	28,533	18,164	27,013
	$18,902	$40,937	$34,166
Deferred:
U.S. federal	$94	$(9,137)	$(10,367)
State	(2,835)	(2,434)	(2,566)
Foreign	1,301	2,147	(740)
	$(1,440)	$(9,424)	$(13,673)
Total tax provision	$17,462	$31,513	$20,493

The components of the Company’s consolidated income before income taxes consist of the following:

	January 2,	December 28,	December 29,
	2021	2019	2018
Domestic	$(10,467)	$75,932	$126,171
Foreign	102,970	75,028	117,890
	$92,503	$150,960	$244,061

The effective tax rates for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018 were 18.9%, 20.9% and 8.4%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

The Company’s effective tax rate for the fiscal year ended January 2, 2021 was impacted by the following items: (i) a $7,566 tax benefit related to the reversal of the tax impact of GILTI, (ii) a $4,714 tax benefit related to tax windfalls from stock compensation and (iii) a $1,401 tax benefit related to foreign-derived intangible income (“FDII”). These benefits were partially offset by (i) a $8,056 tax expense related to income earned in foreign jurisdictions at rates higher than the U.S. and (ii) a $2,278 tax expense for out-of-period income tax adjustments.

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

The Company’s effective tax rate for the fiscal year ended December 29, 2018 was affected by the following items: (i) a $25,353 tax benefit related to tax windfalls from stock compensation, (ii) a $8,535 tax benefit due to the reversal of a valuation allowance on foreign tax credit carryforwards that have been fully utilized, (iii) a $3,435 tax benefit due to the reversal of a valuation allowance on certain net operating losses that are now expected to be realized, (iv) a $3,430 tax benefit primarily related to the reversal of tax reserves resulting from the closure of various tax audits, (v) a $2,678 tax benefit related to favorable tax return adjustments due to the Tax Cuts and Jobs Act (the “2017 Tax Act”) and (vi) a $1,858 tax benefit related to the cessation of operations of the Company’s Mexican subsidiary.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	January 2,	December 28,	December 29,
	2021	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	1.0%	(0.3%)	1.1%
Cessation of operations	0.0%	(0.5%)	(0.8%)
Research and development credit	(2.2%)	(1.2%)	(0.5%)
Tax windfall on share-based awards	(4.3%)	(0.1%)	(8.6%)
Reserves for uncertain tax positions	0.9%	(0.9%)	(1.4%)
Tax rate changes	(1.2%)	0.0%	0.3%
Decrease in valuation adjustment related to foreign tax credits	0.0%	0.0%	(3.5%)
Executive compensation limitation	1.2%	0.5%	0.3%
GILTI	(8.2%)	2.3%	1.5%
FDII	(1.5%)	(3.7%)	(1.9%)
Increase (decrease) in valuation allowance due to net operating loss	0.0%	0.4%	(0.7%)
Out-of-period adjustments	2.5%	0.0%	0.0%
Tax return adjustments related to the 2017 Tax Act	0.0%	(0.7%)	(1.1%)
Impact of foreign operations	8.7%	3.4%	3.2%
Other	1.0%	0.7%	(0.5%)
Total effective tax rate	18.9%	20.9%	8.4%

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	January 2,	December 28,
	2021	2019
Interest expense disallowance	$32,971	$38,396
Operating lease liabilities	31,108	39,095
Operating loss carryforwards	8,780	9,375
Provision for estimated expenses	1,643	2,578
Salaries and wages	3,875	2,037
Share-based compensation	14,747	7,533
Other comprehensive income	8,525	9,816
Other	6,320	4,125
Less: valuation allowance	(7,190)	(6,760)
Total deferred tax assets	$100,779	$106,195
Goodwill and intangible assets	$(227,198)	$(228,048)
Operating lease assets	(28,378)	(36,670)
Depreciation	(3,912)	(1,082)
Prepaid expenses	(1,379)	(1,311)
Total deferred tax liabilities	$(260,867)	$(267,111)
Net deferred tax liabilities	$(160,088)	$(160,916)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Certain foreign operations of the Company have generated net operating loss carryforwards. If it has been determined that it is more-likely-than-not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of January 2, 2021 and December 28, 2019, various foreign subsidiaries had net operating loss carryforwards of approximately $32,265 and $35,534, respectively, some of which have an unlimited carryforward period, while others will begin to expire in fiscal 2021.

As a result of the 2017 Tax Act changing the U.S. to a modified territorial tax system, the Company will no longer assert its $86,133 of undistributed foreign earnings as of January 2, 2021 are permanently reinvested. The Company has considered whether there would be any potential future costs of not asserting indefinite reinvestment and does not expect such costs to be significant.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 2,	December 28,	December 29,
	2021	2019	2018
Balance at beginning of year	$206	$3,665	$15,173
Increases related to tax positions taken in current year	0	0	60
Increases related to tax positions taken in prior years	605	264	1,207
Reductions related to tax positions taken in prior years	0	(2,731)	(10,560)
Reductions related to settlements with tax authorities	0	(992)	(2,215)
Effects of foreign currency translation	40	0	0
Balance at end of year	$851	$206	$3,665

At January 2, 2021, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $808. Given the potential outcome of current examinations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. If the taxing authorities prevail in the existing German audit, the assessed tax (including interest) impacting our financial statements could be $835.

In fiscal 2020, the Company reached a favorable settlement with the IRS for the 2017 tax year, which resulted in no adjustment. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At January 2, 2021, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2018, or non-U.S. income tax examinations by tax authorities for years prior to 2015. The Company is subject to audits in certain non-U.S. jurisdictions for tax years 2013 to 2016. The resolution of these audits is not expected to be material.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $196 and $6 of accrued interest and penalties at January 2, 2021 and December 28, 2019, respectively. The Company recognized $190, $(257) and $(65) of an income tax expense (benefit) in interest and penalties during the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.
14.	Employee Benefit Plans

The Company sponsors the Third Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and certain hourly US employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 50% of the employee’s tax deferred contributions up to 6% of an employee’s eligible compensation for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018. Effective as of May 30, 2020, the Company temporarily suspended employer matching contributions through December 31, 2020. Expense related to these contributions for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $1,655, $2,901 and $3,405, respectively.

During fiscal 2014, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Pursuant to the Savings Plan, the Company also makes profit sharing contributions for all full-time salaried US employees who are eligible to participate in the Savings Plan (except for certain personnel above a determined compensation level). The profit sharing contribution is a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also has a discretionary supplemental profit sharing employer contribution component that is determined annually by the Compensation Committee. Effective as of May 30, 2020, the Company temporarily suspended profit sharing contributions through December 31, 2020. Expense related to these contributions for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $914, $1,313 and $1,317, respectively.

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

The EPSP is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Effective as of May 30, 2020, the Company temporarily suspended EPSP contributions through December 31, 2020. Expense related to this commitment for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $1,761, $3,691 and $2,913, respectively.
15.	Cash Flow Information

	January 2,	December 28,	December 29,
	2021	2019	2018
Net cash paid during the year for:
Interest expense	$137,163	$130,081	$119,866
Income taxes(a)	$24,609	$34,268	$12,095
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with acquisitions	$9,677	$118	$6,026
Change in Capital expenditures and Capitalized software included in accounts payable and accrued expenses	$(347)	$583	$(844)

(a)	Fiscal 2020 and Fiscal 2019 include tax refunds received of $6,936 and $13,309, respectively.

See Note 4 for disclosures on supplemental cash flow information related to leases.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

16.Commitments and Contingencies

Securities Class Action and Derivative Matters

In March 2019, two substantially identical class action complaints alleging violations of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current officers and the Company’s former controlling shareholder, Artal Group S.A. (“Artal”), in the United States District Court for the Southern District of New York. The actions were consolidated and lead plaintiffs were appointed in June 2019. A consolidated amended complaint was filed on July 29, 2019, naming as defendants the Company, certain of the Company’s current officers and directors, and Artal and certain of its affiliates. A second consolidated amended complaint was filed on September 27, 2019. The operative complaint asserts claims on behalf of all purchasers of the Company’s common stock between May 4, 2018 and February 26, 2019, inclusive (the “Class Period”), including purchasers of the Company’s common stock traceable to the May 2018 secondary offering of the Company’s common stock by certain of its shareholders. The complaint alleges that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed or recklessly disregarded material adverse facts. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, and with respect to the secondary offering, under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. The plaintiffs sought to recover unspecified damages on behalf of the class members. The Company filed a motion to dismiss the complaint on October 31, 2019. On November 30, 2020, the Court granted the Company’s motion to dismiss in full and dismissed the complaint. The plaintiffs did not appeal.

Between March and July 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. The allegations in the demands relate to those contained in the dismissed securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors has created a special committee to investigate and evaluate the claims made in the demands. In addition, four derivative complaints were filed, each making allegations against certain of the Company’s officers and directors and/or Artal and certain of its affiliates. First, on June 13, 2019, a shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. Second, on July 23, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. Third, on October 25, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. Finally, on December 16, 2019, a shareholder derivative complaint was filed in New York Supreme Court against certain of the Company’s officers and directors, and Artal and certain of its affiliates, alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. This action and the derivative action filed October 25, 2019 were initially stayed pending a decision on the defendants’ motion to dismiss the securities class action and all parties agreed to an additional stay until February 25, 2021. The Company believes that these actions are without merit and intends to vigorously defend them.

Member Class Action Matter

In June 2020, a Workshops + Digital (then known as Studio + Digital) member filed a class action complaint against the Company in the Superior Court of California in Ventura County. The complaint was filed on behalf of all Workshops + Digital members nationwide and regards the fees charged for Workshops + Digital memberships since the replacement of in-person workshops with virtual workshops in March 2020 in response to the COVID-19 pandemic. The complaint alleged, among other things, that the Company’s decision to charge its members the full Workshops + Digital membership fee while only providing a virtual workshop experience violated California state consumer protection laws and gave rise to claims for breach of contract, fraud, and other tort causes of action based on the same factual allegations that are the basis for the breach of contract claim. The plaintiff seeks to recover damages plus injunctive relief to enjoin the Company from engaging in similar conduct in the future on behalf of the class members.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

On July 30, 2020, the Company filed a notice to remove the matter to the United States District Court for the Central District of California, and per the parties’ stipulation, on August 7, 2020, the case was transferred to the United States District Court for the Southern District of New York. On September 23, 2020, the Company filed a motion to dismiss all of the plaintiff’s claims with prejudice. At the parties’ September 29, 2020 preliminary conference, the court issued an order permitting the plaintiff to either submit her opposition to the motion to dismiss or file an amended complaint by October 14, 2020. On October 14, 2020, the plaintiff filed an amended complaint with predominantly the same claims. The Company filed another motion to dismiss the matter on November 4, 2020. The plaintiff filed her opposition brief on November 19, 2020, and the Company filed its reply brief on November 25, 2020. The Company believes that this matter is without merit and intends to vigorously defend it.

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

Commitments

Minimum commitments under non-cancelable purchase obligations at January 2, 2021 was $28,239, of which $9,378 is due in fiscal 2021, $9,378 is due in fiscal 2022, $7,544 is due in fiscal 2023 and the remaining $1,939 is due in fiscal 2024. See Note 4 for disclosures related to minimum commitments under non-cancelable lease obligations, primarily for office and rental facilities operating leases.
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

Information about the Company’s reportable segments is as follows:

	Total Revenue, net
	for the Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
North America	$942,100	$979,302	$1,047,251
Continental Europe	313,380	293,233	304,325
United Kingdom	84,387	94,557	107,072
Other	38,257	46,245	55,473
Total revenue, net	$1,378,124	$1,413,337	$1,514,121

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Income
	for the Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Segment operating income:
North America	$269,580	$281,937	$351,599
Continental Europe	124,891	95,201	114,708
United Kingdom	10,648	9,543	18,814
Other	2,341	4,374	9,604
Total segment operating income	407,460	391,055	494,725
General corporate expenses	191,298	103,070	105,740
Interest expense	123,310	135,267	142,346
Other expense, net	349	1,758	2,578
Provision for income taxes	17,462	31,513	20,493
Net income	$75,041	$119,447	$223,568
Net loss attributable to the noncontrolling interest	38	169	181
Net income attributable to WW International, Inc.	$75,079	$119,616	$223,749

	Depreciation and Amortization
	for the Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
North America	$39,740	$36,643	$37,137
Continental Europe	1,615	1,709	1,347
United Kingdom	1,017	802	1,487
Other	370	443	597
Total segment depreciation and amortization	42,742	39,597	40,568
General corporate depreciation and amortization	16,780	14,738	12,032
Depreciation and amortization	$59,522	$54,335	$52,600

The following tables present information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of US export sales.

	Total Revenue, net for the Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Digital Subscription Revenues	$743,060	$609,996	$567,767
Workshops + Digital Fees	443,429	597,270	705,429
In-studio product sales	40,352	118,493	148,856
E-commerce, licensing, franchise royalties and other	151,283	87,578	92,069
	$1,378,124	$1,413,337	$1,514,121

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Total Revenue, net for the Fiscal Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018

United States	$880,945	$913,930	$974,843
Canada	61,155	65,372	72,408
Continental Europe	313,380	293,233	304,325
United Kingdom	84,387	94,557	107,072
Other	38,257	46,245	55,473
	$1,378,124	$1,413,337	$1,514,121

	Long-Lived Assets for the Fiscal Year Ended
	January 2, 2021 (a)	December 28, 2019 (a)	December 29, 2018
United States	$43,651	$43,909	$43,772
Canada	4,508	4,997	4,825
Continental Europe	1,471	2,374	1,257
United Kingdom	1,751	2,068	1,924
Other	554	718	424
	$51,935	$54,066	$52,202

(a)	Amounts include finance lease assets
	Operating Lease Assets for the Fiscal Year Ended
	January 2, 2021	December 28, 2019
United States	$107,023	$134,623
Canada	6,136	9,270
Continental Europe	3,038	4,490
United Kingdom	2,217	2,533
Other	688	1,067
	$119,102	$151,983

18.	Fair Value Measurements

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of January 2, 2021 and December 28, 2019. The fair value of the Company’s borrowings under the Revolving Credit Facility approximated a carrying value of $0 at both January 2, 2021 and December 28, 2019.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of January 2, 2021 and December 28, 2019, the fair value of the Company’s long-term debt was approximately $1,501,148 and $1,597,852, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,485,800 and $1,576,170, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 19 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at January 2, 2021	$28,283	$0	$28,283	$0
Interest rate swap liability at December 28, 2019	$21,597	$0	$21,597	$0

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the fiscal years ended January 2, 2021 and December 28, 2019.
19.	Derivative Instruments and Hedging

As of January 2, 2021, the Company had in effect interest rate swaps with an aggregate notional amount totaling $750,000. As of December 28, 2019, the Company had in effect an interest rate swap with a notional amount totaling $1,000,000, which expired by its terms on April 2, 2020.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As of January 2, 2021 and December 28, 2019, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $20,979 ($28,161 before taxes) and $15,529 ($20,856 before taxes), respectively. As of January 2, 2021, the aggregate fair value of the Company’s current swaps was a liability of $28,283, which is included in derivative payable in the consolidated balance sheet. As of December 28, 2019, the fair value of the Company’s then-effective swap was a liability of $1,881, which is included in derivative payable in the consolidated balance sheet. As of December 28, 2019, the aggregate fair value of the Company’s current swaps was a liability of $19,716, which is included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next four years. The Company expects approximately $4,658 ($6,227 before taxes) of derivative losses included in accumulated other comprehensive loss at January 2, 2021, based on current market rates, will be reclassified into earnings within the next 12 months.
20.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component(a)

	Fiscal Year Ended January 2, 2021
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)
Other comprehensive (loss) income before reclassifications, net of tax	(14,590)	7,555	(7,035)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	9,140	0	9,140
Net current period other comprehensive (loss) income including noncontrolling interest	(5,450)	7,555	2,105
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	0	98	98
Ending balance at January 2, 2021	$(20,979)	$(4,170)	$(25,149)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Fiscal Year Ended December 28, 2019
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)
Other comprehensive (loss) income before reclassifications, net of tax	(13,752)	2,737	(11,015)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	(602)	0	(602)
Net current period other comprehensive (loss) income including noncontrolling interest	(14,354)	2,737	(11,617)
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	0	22	22
Ending balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Fiscal Year Ended December 29, 2018
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)
Other comprehensive income (loss) before reclassifications, net of tax	3,263	(8,556)	(5,293)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	2,115	0	2,115
Adoption of accounting standard	(1,161)	(1,324)	(2,485)
Net current period other comprehensive income (loss) including noncontrolling interest	4,217	(9,880)	(5,663)
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	0	373	373
Ending balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss(a)

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Income is Presented
(Loss) Gain on Qualifying Hedges
Interest rate contracts	$(12,218)	$807	$(2,835)	Interest expense
	(12,218)	807	(2,835)	Income before income taxes
	3,078	(205)	720	Provision from income taxes
	$(9,140)	$602	$(2,115)	Net income

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

As previously disclosed, on December 15, 2019, the Company entered into an amendment of the Strategic Collaboration Agreement with Ms. Winfrey, pursuant to which, among other things, the Initial Term of the Strategic Collaboration Agreement was extended until April 17, 2023 (with no additional successive renewal terms) after which a second term will commence and continue through the earlier of the date of the Company’s 2025 annual meeting of shareholders or May 31, 2025. Ms. Winfrey will continue to provide the above-described services during the remainder of the Initial Term and, during the second term, will provide certain consulting and other services to the Company. In consideration of Ms. Winfrey entering into the amendment to the Strategic Collaboration Agreement and the performance of her obligations thereunder, on December 15, 2019 the Company granted Ms. Winfrey a fully vested option to purchase 3,276 shares of the Company’s common stock (the "Winfrey Amendment Option") which became exercisable on May 6, 2020, the date on which shareholder approval of such option was obtained. The amendment to the Strategic Collaboration Agreement became operative on May 6, 2020 when the Company's shareholders approved the Winfrey Amendment Option. Based on the Black Scholes option pricing method as of May 6, 2020, the Company recorded $32,686 of compensation expense in the second quarter of fiscal 2020 for the Winfrey Amendment Option. The Company used a dividend yield of 0.0%, 63.68% volatility and a risk-free interest rate of 0.41%. Compensation expense is included as a component of selling, general and administrative expenses.

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $2,228, $2,791 and $2,208 for the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively, which services included advertising, production and related fees. Also, during the fiscal year ended December 28, 2019, the Company received advertising services from entities related to Ms. Winfrey at no charge with an estimated value of $330.

Entities related to Ms. Winfrey were reimbursed for actual costs incurred in connection with the WW Presents: Oprah’s 2020 Vision tour totaling $1,653 for the fiscal year ended January 2, 2021.

The Company’s accounts payable to parties related to Ms. Winfrey at January 2, 2021 and December 28, 2019 was $76 and $72, respectively.

In fiscal 2020, as permitted by the transfer provisions set forth in the previously disclosed Share Purchase Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, as amended, and the previously disclosed Winfrey Option Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, Ms. Winfrey sold 2,782 of the shares she purchased under such purchase agreement and exercised a portion of her stock options granted in 2015 resulting in the sale of 1,118 shares issuable under such options, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

23.	Restructuring

As previously disclosed, in the second quarter of fiscal 2020, in connection with its cost-savings initiative, and its continued response to the COVID-19 pandemic and the related shift in market conditions, the Company committed to a plan of reduction in force which has resulted and will result in the elimination of certain positions and termination of employment for certain employees worldwide. The Company had previously estimated this plan would cost $22,500. To adjust to anticipated consumer demand, the Company evolved its workshop strategy and expanded its restructuring plan to include lease termination and other related costs. During the second, third and fourth quarters of fiscal 2020, the Company continued to reduce its total headcount, which decreased approximately 43% from the end of fiscal 2019 to the end of fiscal 2020. As of January 2, 2021, the Company had approximately 10 employees, a majority of whom were part-time employees. The Company recorded expenses in connection with employee termination benefit costs of $25,103 and lease termination and other related costs of $7,989, totaling $33,092 ($24,756 after tax) for the fiscal year ended January 2, 2021. These expenses impacted cost of revenues by $23,300 and selling, general and administrative expenses by $9,792 for the fiscal year ended January 2, 2021. All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments. For the fiscal year ended January 2, 2021, the Company made payments of $15,434 towards the liability for these employee termination benefit costs and increased provision estimates by $180. For the fiscal year ended January 2, 2021, the Company made payments of $645 towards the liability for these lease termination and related costs. The Company expects the remaining employee termination benefit liability of $9,849 and the remaining lease termination liability of $5,320 to be paid in full no later than the end of fiscal 2023.

In the first quarter of fiscal 2021, as the Company continued to evaluate its cost structure, anticipate consumer demand and focus on costs, the Company committed to a plan which will result in the termination of operating leases and elimination of certain positions worldwide. The Company currently expects to record restructuring expenses of approximately $18,000 in fiscal 2021 related to this new plan.

As previously disclosed, in the first quarter of fiscal 2019, the Company undertook an organizational realignment which resulted in the elimination of certain positions and termination of employment for certain employees worldwide. The Company recorded expenses in connection with employee termination benefit costs of $6,331 ($4,727 after tax) for the fiscal year ended December 28, 2019 (all expenses were recorded in the first quarter of fiscal 2019). These expenses impacted cost of revenues by $1,425 and selling, general and administrative expense by $4,906 for the fiscal year ended December 28, 2019. The Company did not record additional expenses in connection with this organizational realignment. All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments. For the fiscal year ended December 28, 2019, the Company made payments of $5,077 towards the liability for these expenses and lowered provision estimates by $83. For the fiscal year ended January 2, 2021, the Company made payments of $1,052 towards the liability for these expenses and lowered provision estimates by $119. As of January 2, 2021, there was no outstanding liability related thereto.
24.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended January 2, 2021 and December 28, 2019.

	For the Fiscal Quarters Ended
	March 28,	June 27,	September 26,	January 2,
	2020	2020	2020	2021
Fiscal year ended January 2, 2021
Revenues, net	$400,361	$333,637	$320,699	$323,427
Gross profit	$210,991	$194,671	$190,096	$182,083
Operating income	$24,867	$50,985	$92,642	$47,668
Net (loss) income attributable to the Company	$(6,063)	$14,006	$54,525	$12,611
Basic (loss) earnings per share	$(0.09)	$0.21	$0.80	$0.18
Diluted (loss) earnings per share	$(0.09)	$0.20	$0.78	$0.18

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

As discussed in Note 23, the Company recorded restructuring charges of $11,209 ($8,325 after tax), $2,251 ($1,680 after tax) and $19,632 ($14,687 after tax) during the second, third and fourth quarters of fiscal 2020, respectively, in connection with employee termination benefit costs and lease termination and other related costs associated with its previously disclosed plan to restructure its organization, reducing gross profit, operating income, net income attributable to the Company and EPS for the second, third and fourth quarters of fiscal 2020.

As discussed in Note 22, in the second quarter of fiscal 2020, the Company recorded $32,686, or $0.35 per fully diluted share, of stock compensation expense for the Winfrey Amendment Option.

As discussed in Note 7, in the first quarter of fiscal 2020, the Company recorded a $3,665, or $0.04 per fully diluted share, impairment charge for goodwill related to its Brazil reporting unit.

As discussed in Note 13, in the fourth quarter of fiscal 2020, the Company identified and recorded a $2,278 tax expense for out-of-period income tax adjustments.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other	Deductions	End
	of Period	Expenses	Accounts	(1)	of Period
FISCAL YEAR ENDED JANUARY 2, 2021
Allowance for doubtful accounts	$1,813	$411	$0	$74	$2,298
Inventory and other reserves	$4,685	$16,425	$0	$(10,871)	$10,239
Tax valuation allowance	$6,760	$792	$141	$(503)	$7,190

FISCAL YEAR ENDED DECEMBER 28, 2019
Allowance for doubtful accounts	$1,743	$(123)	$0	$193	$1,813
Inventory and other reserves	$3,843	$8,710	$0	$(7,868)	$4,685
Tax valuation allowance	$6,191	$709	$(40)	$(100)	$6,760

FISCAL YEAR ENDED DECEMBER 29, 2018
Allowance for doubtful accounts	$2,001	$130	$0	$(388)	$1,743
Inventory and other reserves	$3,984	$7,906	$0	$(8,047)	$3,843
Tax valuation allowance	$22,760	$1,893	$(403)	$(18,059)	$6,191

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description
**3.1

Amended and Restated Articles of Incorporation of WW International, Inc. (effective as of September 29, 2019) (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed on September 30, 2019 (File No. 001-16769), and incorporated herein by reference).

**3.2

Amended and Restated Bylaws of WW International, Inc. (effective as of October 1, 2020) (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020, as filed on October 29, 2020 (File No. 001-16769), and incorporated herein by reference).

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

**4.3

Description of Securities (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, as filed on February 25, 2020 (File No. 001-16769), and incorporated herein by reference).

**10.1

Credit Agreement, dated as of November 29, 2017, among Weight Watchers International, Inc., as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, Bank of America, N.A., as an issuing bank, and Citibank, N.A., as an issuing bank (the “Credit Agreement”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on November 30, 2017 (File No. 001-16769), and incorporated herein by reference).

**10.2

Incremental Amendment No. 1, dated as of June 14, 2020, to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on June 15, 2020 (File No. 001-16769), and incorporated herein by reference).

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

**10.6

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
**10.8

Registration Rights Agreement, dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed on October 29, 2001 (File No. 333-69362), and incorporated herein by reference).

**10.9

Corporate Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg S.A. (the “Corporate Agreement”) (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, as filed on November 9, 2001 (File No. 333-69362), and incorporated herein by reference).

**10.10

Amendment, dated as of July 1, 2005, to the Corporate Agreement (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.11

Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008 (File No. 001-16769), and incorporated herein by reference).

†**10.12

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

†**10.18

2017 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2017, as filed on August 8, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.19

2017 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2017, as filed on August 8, 2017 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.20

2018 Form of Term Sheet for Employee Performance Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Performance Stock Unit Awards (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, as filed on August 7, 2018 (File No. 001-16769), and incorporated herein by reference).

†**10.21

2018 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q Q for the fiscal quarter ended June 30, 2018, as filed on August 7, 2018 (File No. 001-16769), and incorporated herein by reference).

†**10.22

2018 Form of Term Sheet for Employee Performance Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Performance Stock Unit Awards (Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q Q for the fiscal quarter ended June 30, 2018, as filed on August 7, 2018 (File No. 001-16769), and incorporated herein by reference).

†**10.23

2020 Form of Term Sheet for Employee Stock Option Awards and 2020 Form of Terms and Conditions for Employee Stock Option Awards (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, as filed on August 4, 2020 (File No. 001-16769), and incorporated herein by reference).

†**10.24

2020 Form of Term Sheet for Employee Stock Option Awards and 2020 Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, as filed on August 4, 2020 (File No. 001-16769), and incorporated herein by reference).

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

†**10.27

Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Operating Officer, Chief Financial Officer and General Counsel & Secretary) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

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

†**10.33

Second Letter Agreement, dated as of September 14, 2016, by and between Nicholas Hotchkin and Weight Watchers International, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2016, as filed on November 8, 2016 (File No. 001-16769), and incorporated herein by reference).

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

†**10.37

Second Addendum to the Pollier Employment Agreement, effective March 2, 2016, by and between Weight Watchers France S.A.R.L. and Corinne Pollier(-Bousquet) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter April 2, 2016, as filed on May 10, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.38

Letter Agreement, dated as of September 15, 2015, by and between Weight Watchers International, Inc. and Corinne Pollier(-Bousquet) (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

†*10.39	Settlement Agreement, dated November 17, 2020, by and between WW France and Corinne Pollier(-Bousquet).

†**10.40

Offer Letter, dated July 30, 2020, by and between WW International, Inc. and Amy O’Keefe (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020, as filed on October 29, 2020 (File No. 001-16769), and incorporated herein by reference).

†*10.41	Offer Letter, dated January 29, 2018, by and between Weight Watchers International, Inc. and Gail Tifford.

†*10.42	Offer Letter, dated July 29, 2014, by and between Weight Watchers International, Inc. and Michael Lysaght.

†*10.43	Letter Agreement, dated September 7, 2016, by and between Weight Watchers International, Inc. and Michael Lysaght.

†*10.44	Letter Agreement, dated August 7, 2019, by and between WW International, Inc. and Michael Lysaght.

Exhibit Number	Description
**10.45

Share Purchase Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (“Share Purchase Agreement”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

**10.46

Amendment to Share Purchase Agreement, dated as of December 15, 2019, between WW International, Inc. and Oprah Winfrey (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on December 16, 2019 (File No. 001-16769), and incorporated herein by reference).

†**10.47

Option Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

**10.48

Strategic Collaboration Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (“Strategic Collaboration Agreement”) (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

**10.49

First Amendment of Strategic Collaboration Agreement, dated as of December 15, 2019, between WW International, Inc. and Oprah Winfrey (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 16, 2019 (File No. 001-16769), and incorporated herein by reference).

†**10.50

Option Agreement, dated December 15, 2019, between WW International, Inc. and Oprah Winfrey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on December 16, 2019 (File No. 001-16769), and incorporated herein by reference).

*21.1	Subsidiaries of WW International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Amy O’Keefe, Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: February 25, 2021	By:	/S/ MINDY GROSSMAN
Mindy Grossman
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2021	By:	/S/ MINDY GROSSMAN
Mindy Grossman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 25, 2021	By:	/S/ AMY O’KEEFE
Amy O’Keefe
Chief Financial Officer
(Principal Financial Officer)
Date: February 25, 2021	By:	/S/ AMY KOSSOVER
Amy Kossover
Chief Accounting Officer, Senior Vice President and Corporate
Controller
(Principal Accounting Officer)

Date: February 25, 2021	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: February 25, 2021	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: February 25, 2021	By:	/S/ JULIE BORNSTEIN
Julie Bornstein
Director

Date: February 25, 2021	By:	/S/ TRACEY D. BROWN
Tracey D. Brown
Director

Date: February 25, 2021	By:	/S/ JENNIFER DULSKI
Jennifer Dulski
Director

Date: February 25, 2021	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: February 25, 2021	By:	/S/ DENIS F. KELLY
Denis F. Kelly
Director

Date: February 25, 2021	By:	/S/ JULIE RICE
Julie Rice
Director

Date: February 25, 2021	By:	/S/ THILO SEMMELBAUER
Thilo Semmelbauer Director

Date: February 25, 2021	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki Director
Date: February 25, 2021	By:	/S/ OPRAH WINFREY
Oprah Winfrey Director