Form 10-K/A
period 2021-01-02
WW INTERNATIONAL, INC.
filed 2021-03-30
CIK 105319

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of WW International, Inc. (the “Company”) for the fiscal year ended January 2, 2021, as filed with the Securities and Exchange Commission on February 25, 2021 (the “Original Filing”).

This Amendment is being filed solely to update the Report of Independent Registered Public Accounting Firm (the “Report”) to include a reference to the Company’s financial statement schedule which is listed in the index appearing under Item 8 of the Original Filing. Due to an inadvertent oversight by the Company’s independent registered public accounting firm, the reference to the financial statement schedule in the Report was omitted in the Original Filing. The updated Report does not modify PricewaterhouseCoopers LLP’s unqualified opinion on the Company’s consolidated financial statements included in the Original Filing.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment. In addition, the consent filed as Exhibit 23.1 to this Amendment is dated as of the filing date of this Amendment.

Other than as expressly described above, no changes have been made to the Original Filing. This Amendment does not reflect events occurring after the Original Filing.

i

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WW International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WW International, Inc. and its subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, and the related consolidated statements of net income, of comprehensive income, of changes in total deficit and of cash flows for each of the three years in the period ended January 2, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

*Exhibit 104

The cover page from WW International, Inc.’s Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended January 2, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: March 30, 2021	By:	/S/ AMY O’KEEFE
Amy O’Keefe
Chief Financial Officer
(Principal Financial Officer)