Form 10-Q
period 2021-04-03
WW INTERNATIONAL, INC.
filed 2021-05-05
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

The number of shares of common stock outstanding as of April 28, 2021 was 69,520,571.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	April 3,	January 2,
	2021	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,313	$165,887
Receivables (net of allowances: April 3, 2021 - $2,211 and January 2, 2021 - $2,298)	39,889	34,555
Inventories	34,369	39,456
Prepaid income taxes	31,079	20,028
Prepaid marketing and advertising	6,344	15,656
Prepaid expenses and other current assets	26,182	23,610
TOTAL CURRENT ASSETS	251,176	299,192
Property and equipment, net	46,893	51,935
Operating lease assets	108,138	119,102
Franchise rights acquired	786,371	765,850
Goodwill	155,781	155,617
Other intangible assets, net	59,468	59,709
Deferred income taxes	13,045	13,625
Other noncurrent assets	15,502	16,144
TOTAL ASSETS	$1,436,374	$1,481,174
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$77,000	$77,000
Portion of operating lease liabilities due within one year	24,045	28,551
Accounts payable	21,030	23,052
Salaries and wages payable	60,483	58,047
Accrued marketing and advertising	10,070	15,556
Accrued interest	9,352	2,710
Other accrued liabilities	48,145	48,615
Derivative payable	23,053	28,283
Income taxes payable	4,132	7,810
Deferred revenue	50,016	50,475
TOTAL CURRENT LIABILITIES	327,326	340,099
Long-term debt, net	1,391,019	1,408,800
Long-term operating lease liabilities	93,552	101,561
Deferred income taxes	172,765	173,713
Other	7,490	5,212
TOTAL LIABILITIES	1,992,152	2,029,385
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 121,801 shares issued at April 3, 2021 and 121,470 shares issued at January 2, 2021	0	0
Treasury stock, at cost, 52,471 shares at April 3, 2021 and 52,497 shares at January 2, 2021	(3,139,855)	(3,140,903)
Retained earnings	2,606,171	2,617,841
Accumulated other comprehensive loss	(22,094)	(25,149)
TOTAL DEFICIT	(555,778)	(548,211)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,436,374	$1,481,174

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Subscription revenues, net	$279,820	$324,657
Product sales and other, net	51,976	75,704
Revenues, net	331,796	400,361
Cost of subscription revenues	99,103	135,566
Cost of product sales and other	39,258	53,804
Cost of revenues	138,361	189,370
Gross profit	193,435	210,991
Marketing expenses	116,933	117,933
Selling, general and administrative expenses	73,671	64,526
Goodwill impairment	—	3,665
Operating income	2,831	24,867
Interest expense	29,123	31,551
Other (income) expense, net	(237)	24
Loss before income taxes	(26,055)	(6,708)
Benefit from income taxes	(7,828)	(651)
Net loss	(18,227)	(6,057)
Net income attributable to the noncontrolling interest	—	(6)
Net loss attributable to WW International, Inc.	$(18,227)	$(6,063)
Net loss per share attributable to WW International, Inc.
Basic	$(0.26)	$(0.09)
Diluted	$(0.26)	$(0.09)
Weighted average common shares outstanding
Basic	69,084	67,436
Diluted	69,084	67,436

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Net loss	$(18,227)	$(6,057)
Other comprehensive gain (loss):
Foreign currency translation loss	(1,120)	(9,820)
Income tax benefit on foreign currency translation loss	282	2,499
Foreign currency translation loss, net of taxes	(838)	(7,321)
Gain (loss) on derivatives	5,204	(12,956)
Income tax (expense) benefit on gain (loss) on derivatives	(1,311)	3,305
Gain (loss) on derivatives, net of taxes	3,893	(9,651)
Total other comprehensive gain (loss)	3,055	(16,972)
Comprehensive loss	(15,172)	(23,029)
Net income attributable to the noncontrolling interest	—	(6)
Foreign currency translation loss, net of taxes attributable to the noncontrolling interest	—	98
Comprehensive loss attributable to the noncontrolling interest	—	92
Comprehensive loss attributable to WW International, Inc.	$(15,172)	$(22,937)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended April 3, 2021	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 2, 2021	$—	121,470	$0	52,497	$(3,140,903)	$(25,149)	$2,617,841	$(548,211)
Comprehensive income (loss)	—					3,055	(18,227)	(15,172)
Issuance of treasury stock under stock plans				(26)	1,048		(1,083)	(35)
Compensation expense on share- based awards							5,340	5,340
Issuance of common stock		331					2,300	2,300
Balance at April 3, 2021	$—	121,801	$0	52,471	$(3,139,855)	$(22,094)	$2,606,171	$(555,778)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended March 28, 2020	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 28, 2019	$3,722	120,352	$0	52,933	$(3,158,274)	$(27,352)	$2,500,083	$(685,543)
Comprehensive loss	(92)					(16,874)	(6,063)	(22,937)
Issuance of treasury stock under stock plans				(34)	1,367		(1,325)	42
Compensation expense on share- based awards							3,965	3,965
Balance at March 28, 2020	$3,630	120,352	$0	52,899	$(3,156,907)	$(44,226)	$2,496,660	$(704,473)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Operating activities:
Net loss	$(18,227)	$(6,057)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	13,180	12,211
Amortization of deferred financing costs and debt discount	2,231	2,184
Goodwill impairment	—	3,665
Impairment of intangible and long-lived assets	184	—
Share-based compensation expense	5,341	3,965
Deferred tax (benefit) provision	(1,361)	14,624
Allowance for doubtful accounts	(12)	(221)
Reserve for inventory obsolescence	2,416	2,664
Foreign currency exchange rate (gain) loss	(372)	916
Changes in cash due to:
Receivables	(6,008)	(12,275)
Inventories	2,792	(9,690)
Prepaid expenses	(4,313)	(9,287)
Accounts payable	(842)	15,400
Accrued liabilities	(1,756)	(6,799)
Deferred revenue	(211)	(487)
Other long term assets and liabilities, net	(738)	(384)
Income taxes	(4,182)	(2,013)
Cash (used for) provided by operating activities	(11,878)	8,416
Investing activities:
Capital expenditures	(688)	(13,533)
Capitalized software expenditures	(9,447)	(7,330)
Cash paid for acquisitions	(10,849)	—
Other items, net	(16)	(5,051)
Cash used for investing activities	(21,000)	(25,914)
Financing activities:
Net borrowings on revolver	—	148,000
Payments on long-term debt	(19,250)	(19,250)
Taxes paid related to net share settlement of equity awards	(237)	(600)
Proceeds from stock options exercised	2,468	120
Other items, net	(43)	(64)
Cash (used for) provided by financing activities	(17,062)	128,206
Effect of exchange rate changes on cash and cash equivalents	(2,634)	(1,171)
Net (decrease) increase in cash and cash equivalents	(52,574)	109,537
Cash and cash equivalents, beginning of period	165,887	182,736
Cash and cash equivalents, end of period	$113,313	$292,273

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. For example, the global outbreak of the coronavirus (COVID-19) has had and will continue to have a significant adverse impact on the Company’s business as well as on the business environment and the markets in which it operates. This global health crisis has also had a significant adverse effect on overall economic conditions and the Company expects consumer demand to continue to be negatively impacted due to changes in consumer behavior and confidence and health concerns. The situation remains dynamic and subject to rapid and possibly significant change, with the United States and other countries continuing to struggle with rolling outbreaks of the virus. Accordingly, the full extent of the magnitude and duration of the negative impact to the Company’s business from the COVID-19 pandemic cannot be predicted with certainty. The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing its Quarterly Report on Form 10-Q quarterly financial statements. These assumptions and estimates may change as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity. The consolidated financial statements include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for fiscal 2020 filed on February 25, 2021 and March 30, 2021, respectively, which include additional information about the Company, its results of operations, its financial position and its cash flows.
2.	Accounting Standards Adopted in Current Year

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued updated guidance simplifying the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 as well as by improving consistent application of GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. On January 3, 2021, the Company adopted the updated guidance simplifying the accounting for income taxes on a prospective basis, which did not have a material impact on the Company’s consolidated financial statements.
3.	Leases

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of April 3, 2021. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at the implementation of the lease accounting standard, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s operating and finance leases are primarily for its studios, corporate offices, data centers and certain equipment, including automobiles.

At April 3, 2021 and January 2, 2021, the Company’s lease assets and lease liabilities were as follows:

	April 3, 2021	January 2, 2021
Assets:
Operating lease assets	$108,138	$119,102
Finance lease assets	161	207
Total leased assets	$108,299	$119,309

Liabilities:
Current
Operating	$24,045	$28,551
Finance	54	88
Noncurrent
Operating	$93,552	$101,561
Finance	84	93
Total lease liabilities	$117,735	$130,293

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the three months ended April 3, 2021 and March 28, 2020, the components of the Company’s lease expense were as follows:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Operating lease cost:
Fixed lease cost	$11,044	$12,641
Lease termination cost	3,152	—
Variable lease cost	5	11
Total operating lease cost	$14,201	$12,652
Finance lease cost:
Amortization of leased assets	43	64
Interest on lease liabilities	2	3
Total finance lease cost	$45	$67
Total lease cost	$14,246	$12,719

At April 3, 2021 and January 2, 2021, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	April 3, 2021	January 2, 2021
Weighted Average Remaining Lease Term (years)
Operating leases	7.26	7.08
Finance leases	2.49	2.35

Weighted Average Discount Rate
Operating leases	7.02	6.95
Finance leases	5.46	5.51

The Company’s leases have remaining lease terms of 0 to 11 years with a weighted average lease term of 7.26 years as of April 3, 2021.

At April 3, 2021, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2021	$23,754	$52	$23,806
2022	27,251	64	27,315
2023	20,721	26	20,747
2024	16,025	5	16,030
2025	11,572	—	11,572
Thereafter	54,542	—	54,542
Total lease payments	$153,865	$147	$154,012
Less imputed interest	36,268	9	36,277
Present value of lease liabilities	$117,597	$138	$117,735

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Supplemental cash flow information related to leases for the three months ended April 3, 2021 and March 28, 2020 were as follows:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,772	$12,701
Operating cash flows from finance leases	$2	$3
Financing cash flows from finance leases	$43	$64

Leased assets (modified) obtained in exchange for (modified) new operating lease liabilities	$(1,892)	$8,488
Leased assets obtained in exchange for new finance lease liabilities	$—	$—

4.	Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Digital Subscription Revenues	$206,062	$174,545
Workshops + Digital Fees	73,758	150,112
Subscription Revenues, net	$279,820	$324,657
Product sales and other, net	51,976	75,704
Revenues, net	$331,796	$400,361

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended April 3, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$132,090	$58,915	$9,809	$5,248	$206,062
Workshops + Digital Fees	54,904	10,940	5,169	2,745	73,758
Subscription Revenues, net	$186,994	$69,855	$14,978	$7,993	$279,820
Product sales and other, net	34,321	12,041	4,089	1,525	51,976
Revenues, net	$221,315	$81,896	$19,067	$9,518	$331,796

	Three Months Ended March 28, 2020
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$116,349	$46,638	$7,576	$3,982	$174,545
Workshops + Digital Fees	112,843	21,519	11,129	4,621	150,112
Subscription Revenues, net	$229,192	$68,157	$18,705	$8,603	$324,657
Product sales and other, net	54,514	11,833	6,323	3,034	75,704
Revenues, net	$283,706	$79,990	$25,028	$11,637	$400,361

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Information about Contract Balances

For Subscription Revenues, the Company can collect payment in advance of providing services. Any amounts collected in advance of services being provided are recorded in deferred revenue. In the case where amounts are not collected, but the service has been provided and the revenue has been recognized, the amounts are recorded in accounts receivable. The opening and ending balances of the Company’s deferred revenues are as follows:

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of January 2, 2021	$50,475	$44
Net decrease during the period	(459)	(18)
Balance as of April 3, 2021	$50,016	$26

Revenue recognized from amounts included in current deferred revenue as of January 2, 2021 was $45,275 for the three months ended April 3, 2021. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $26 and $44 at April 3, 2021 and January 2, 2021, respectively, for revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.
5.	Acquisitions

Acquisition of Franchisees

On March 22, 2021, the Company acquired substantially all of the assets of its Michigan franchisee, The WW Group, Inc., and its Ontario, Canada franchisee, The WW Group Co., as follows:

(a)

The Company acquired substantially all of the assets of The WW Group, Inc., which operated franchises in certain territories in Michigan, for an aggregate purchase price of $17,500. Payment was in the form of cash ($8,255), cash payable on July 30, 2021 ($8,750), and assumed net liabilities ($495). Of the $8,750 of cash payable on July 30, 2021, $2,300 will be cash held in reserves. The total purchase price has been allocated to franchise rights acquired ($16,885), customer relationship value ($408), inventories ($162), property and equipment, net ($41) and other assets ($4); and

(b)

The Company acquired substantially all of the assets of The WW Group Co., which operated franchises in certain territories in Ontario, Canada, for an aggregate purchase price of $3,114. Payment was in the form of cash ($2,605), cash in reserves ($599) and assumed net assets ($90). The total purchase price has been allocated to franchise rights acquired ($3,040), customer relationship value ($42), property and equipment, net ($25), inventories ($6) and other assets ($1).

Both acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings of the acquired franchises have been included in the consolidated operating results of the Company since the date of acquisition.

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended April 3, 2021, the change in the carrying value of franchise rights acquired was due to the franchisee acquisitions as described in Note 5 and the effect of exchange rate changes.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, Inc. (formerly known as WeightWatchers.com, Inc.) in 2005 and the Company’s franchised territories. For the three months ended April 3, 2021, the change in the carrying amount of goodwill was due to the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of January 2, 2021	$145,071	$7,792	$1,268	$1,486	$155,617
Effect of exchange rate changes	515	(351)	15	(15)	164
Balance as of April 3, 2021	$145,586	$7,441	$1,283	$1,471	$155,781

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of April 3, 2021 and January 2, 2021 were as follows:

	April 3, 2021		January 2, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$133,242	$111,540	$131,420	$109,170
Website development costs	100,461	71,928	95,718	67,656
Trademarks	12,018	11,512	11,999	11,457
Other	14,055	5,328	14,093	5,238
Trademarks and other intangible assets	$259,776	$200,308	$253,230	$193,521
Franchise rights acquired	7,844	4,547	7,925	4,575
Total finite-lived intangible assets	$267,620	$204,855	$261,155	$198,096

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,998 and $7,165 for the three months ended April 3, 2021 and March 28, 2020, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2021	$21,633
Fiscal 2022	$20,029
Fiscal 2023	$9,876
Fiscal 2024	$1,804
Fiscal 2025 and thereafter	$9,423

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	April 3, 2021				January 2, 2021
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due November 29, 2022	$—	$—	$—	0.00%	$—	$—	$—	3.03%
Term Loan Facility due November 29, 2024	1,189,750	4,787	16,133	6.08%	1,209,000	5,113	17,233	6.60%
Notes due December 1, 2025	300,000	811	—	8.61%	300,000	854	—	8.71%
Total	$1,489,750	$5,598	$16,133	6.59%	$1,509,000	$5,967	$17,233	6.94%
Less: Current portion	77,000				77,000
Unamortized deferred financing costs	5,598				5,967
Unamortized debt discount	16,133				17,233
Total long-term debt	$1,391,019				$1,408,800
(1)	Includes amortization of deferred financing costs and debt discount.

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

As of April 3, 2021, the Company had $1,189,750 in an aggregate principal amount of loans outstanding under its Credit Facilities, with $173,846 of availability and $1,154 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of April 3, 2021.

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

Borrowings under the Term Loan Facility and, after giving effect to the Credit Agreement Amendment, the Revolving Credit Facility, in each case, bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid (except as otherwise described below), plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for an applicable margin for extensions of credit under the Revolving Credit Facility of 3.00% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. As of April 3, 2021, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 4.75% and 2.25%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, the Company pays a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Leverage Ratio. Under the terms of the Credit Agreement Amendment, a new level in the leverage based pricing grid was added providing for a commitment fee of 0.625% when the Consolidated First Lien Leverage Ratio discussed below is greater than or equal to 3.75:1.00. Based on the Company’s Consolidated First Lien Leverage Ratio as of April 3, 2021, the commitment fee was 0.35% per annum. The Company’s Consolidated First Lien Leverage Ratio as of April 3, 2021 was 3.01:1.00.

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

Outstanding Debt

At April 3, 2021, the Company had $1,489,750 outstanding under the Credit Facilities and the Notes, consisting of borrowings under the Term Loan Facility of $1,189,750, $0 drawn down on the Revolving Credit Facility and $300,000 in aggregate principal amount of Notes issued and outstanding.

At April 3, 2021 and January 2, 2021, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 6.59% and 7.03% per annum at April 3, 2021 and January 2, 2021, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 7.06% and 7.41% per annum at April 3, 2021 and January 2, 2021, respectively, based on interest rates on these dates.

In April 2021, the Company refinanced its existing debt. See Note 17 for information relating to the debt refinancing.

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

The following table sets forth the computation of basic and diluted loss per share data:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Numerator:
Net loss attributable to WW International, Inc.	$(18,227)	$(6,063)
Denominator:
Weighted average shares of common stock outstanding	69,084	67,436
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	69,084	67,436
Net loss per share attributable to WW International, Inc.
Basic	$(0.26)	$(0.09)
Diluted	$(0.26)	$(0.09)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 6,360 and 4,042 for the three months ended April 3, 2021 and March 28, 2020, respectively.

9.Income Taxes

The effective tax rates for the three months ended April 3, 2021 and March 28, 2020 were 30.0% and 9.7%, respectively. For the three months ended April 3, 2021, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income and a tax benefit related to tax windfalls from stock compensation. For the three months ended March 28, 2020, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to an impairment of its Brazil reporting unit which had a full valuation allowance, tax expense related to global intangible low-taxed income and state income tax expense, partially offset by a tax benefit from income earned in foreign jurisdictions.

10.Legal

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Between March and July 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. The allegations in the demands relate to those contained in the dismissed securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors has created a special committee to investigate and evaluate the claims made in the demands. In addition, four derivative complaints were filed, each making allegations against certain of the Company’s officers and directors and/or Artal and certain of its affiliates. First, on June 13, 2019, a shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. Second, on July 23, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. Third, on October 25, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. Finally, on December 16, 2019, a shareholder derivative complaint was filed in New York Supreme Court against certain of the Company’s officers and directors, and Artal and certain of its affiliates, alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. This action and the derivative action filed October 25, 2019 were initially stayed pending a decision on the defendants’ motion to dismiss the securities class action and all parties agreed to an additional stay until May 24, 2021. The Company believes that these actions are without merit and intends to vigorously defend them.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

11.	Derivative Instruments and Hedging

As of April 3, 2021 and January 2, 2021, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000 and $750,000, respectively.

On June 11, 2018, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2018 swap”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap is $500,000. During the term of this swap, the notional amount decreased from $500,000 effective April 2, 2020 to $250,000 on March 31, 2021. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1005%. On June 7, 2019, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (together with the 2018 swap, the “current swaps”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250,000. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.901%. The current swaps qualify for hedge accounting and, therefore, changes in the fair value of the current swaps have been recorded in accumulated other comprehensive loss.

As of April 3, 2021 and January 2, 2021, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $17,086 ($22,956 before taxes) and $20,979 ($28,161 before taxes), respectively. As of April 3, 2021 and January 2, 2021, the aggregate fair values of the Company’s current swaps were liabilities of $23,053 and $28,283, respectively, which were included in derivative payable in the consolidated balance sheets.

The Company is hedging forecasted transactions for periods not exceeding the next three years. The Company expects approximately $3,852 ($5,150 before taxes) of derivative losses included in accumulated other comprehensive loss at April 3, 2021, based on current market rates, will be reclassified into earnings within the next 12 months.
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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of April 3, 2021 and January 2, 2021. The fair value of the Company’s borrowings under the Revolving Credit Facility approximated a carrying value of $0 at both April 3, 2021 and January 2, 2021.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of April 3, 2021 and January 2, 2021, the fair value of the Company’s long-term debt was approximately $1,484,132 and $1,501,148, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,468,019 and $1,485,800, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at April 3, 2021	$23,053	$—	$23,053	$—
Interest rate swap liability at January 2, 2021	$28,283	$—	$28,283	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the three months ended April 3, 2021 and the fiscal year ended January 2, 2021.
13.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Three Months Ended April 3, 2021
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 2, 2021	$(20,979)	$(4,170)	$(25,149)
Other comprehensive income (loss) before reclassifications, net of tax	1,175	(838)	337
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	2,718	—	2,718
Net current period other comprehensive income (loss)	3,893	(838)	3,055
Ending balance at April 3, 2021	$(17,086)	$(5,008)	$(22,094)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Three Months Ended March 28, 2020
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)
Other comprehensive loss before reclassifications, net of tax	(10,471)	(7,321)	(17,792)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	820	—	820
Net current period other comprehensive loss including noncontrolling interest	(9,651)	(7,321)	(16,972)
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	—	98	98
Ending balance at March 28, 2020	$(25,180)	$(19,046)	$(44,226)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(3,633)	$(1,099)	Interest expense
	(3,633)	(1,099)	Loss before income taxes
	915	279	Benefit from income taxes
	$(2,718)	$(820)	Net loss

(a)	Amounts in parentheses indicate debits to profit/loss
14.	Segment Data

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

Information about the Company’s reportable segments is as follows:

	Total Revenue, net
	Three Months Ended
	April 3, 2021	March 28, 2020
North America	$221,315	$283,706
Continental Europe	81,896	79,990
United Kingdom	19,067	25,028
Other	9,518	11,637
Total revenue, net	$331,796	$400,361

	Net Loss
	Three Months Ended
	April 3, 2021	March 28, 2020
Segment operating income:
North America	$27,582	$45,253
Continental Europe	20,054	13,572
United Kingdom	543	(837)
Other	103	(2,776)
Total segment operating income	48,282	55,212
General corporate expenses	45,451	30,345
Interest expense	29,123	31,551
Other (income) expense, net	(237)	24
Benefit from income taxes	(7,828)	(651)
Net loss	$(18,227)	$(6,057)
Net income attributable to the noncontrolling interest	—	(6)
Net loss attributable to WW International, Inc.	$(18,227)	$(6,063)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Depreciation and Amortization
	Three Months Ended
	April 3, 2021	March 28, 2020
North America	$10,312	$10,527
Continental Europe	434	388
United Kingdom	257	262
Other	113	97
Total segment depreciation and amortization	11,116	11,274
General corporate depreciation and amortization	4,295	3,121
Depreciation and amortization	$15,411	$14,395

15.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $474 and $938 for the three months ended April 3, 2021 and March 28, 2020, respectively, which services included advertising, production and related fees.

Entities related to Ms. Winfrey were reimbursed for actual costs incurred in connection with the WW Presents: Oprah’s 2020 Vision tour totaling $1,509 for the three months ended March 28, 2020.

The Company’s accounts payable to parties related to Ms. Winfrey at April 3, 2021 and January 2, 2021 was $0 and $76, respectively.

In March 2021, as permitted by the transfer provisions set forth in the previously disclosed Share Purchase Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, as amended, and the previously disclosed Winfrey Option Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, Ms. Winfrey sold 875 of the shares she purchased under such purchase agreement and exercised a portion of her stock options granted in 2015 resulting in the sale of 330 shares issuable under such options, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

16.Restructuring

As previously disclosed, in the first quarter of fiscal 2021, as the Company continued to evaluate its cost structure, anticipate consumer demand and focus on costs, the Company committed to a plan which has resulted and will result in the termination of operating leases and elimination of certain positions worldwide. The Company had previously estimated this plan would cost approximately $18,000 in fiscal 2021. The Company revised its estimate and currently expects to record restructuring expenses of approximately $11,000 in fiscal 2021 related to this plan. The Company recorded expenses in connection with lease termination and other related costs of $4,720 and employee termination benefit costs of $818, totaling $5,538 ($4,143 after tax) for the three months ended April 3, 2021. These expenses impacted cost of revenues by $5,202 and selling, general and administrative expenses by $336 for the three months ended April 3, 2021. All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments. For the three months ended April 3, 2021, the Company made payments of $607 towards the liability for the lease termination costs. For the three months ended April 3, 2021, the Company made payments of $115 towards the liability for these employee termination benefit costs. The Company expects the remaining lease termination liability of $2,953 and the remaining employee termination benefit liability of $703 to be paid in full no later than the end of fiscal 2023.

As previously disclosed, in the second quarter of fiscal 2020, in connection with its cost-savings initiative, and its continued response to the COVID-19 pandemic and the related shift in market conditions, the Company committed to a plan of reduction in force which has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. To adjust to anticipated consumer demand, the Company evolved its workshop strategy and expanded its restructuring plan to include lease termination and other related costs. The Company recorded expenses in connection with employee termination benefit costs of $25,103 and lease termination and other related costs of $7,989, totaling $33,092 ($24,756 after tax) for the fiscal year ended January 2, 2021. These expenses impacted cost of revenues by $23,300 and selling, general and administrative expenses by $9,792 for the fiscal year ended January 2, 2021. All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments. For the fiscal year ended January 2, 2021, the Company made payments of $15,434 towards the liability for these employee termination benefit costs and increased provision estimates by $180. For the fiscal year ended January 2, 2021, the Company made payments of $645 towards the liability for these lease termination and related costs. For the three months ended April 3, 2021, the Company made payments of $3,666 towards the liability for these employee termination benefit costs and decreased provision estimates by $49. For the three months ended April 3, 2021, the Company made payments of $3,483 towards the liability for the lease termination costs and decreased provision estimates by $441. The Company expects the remaining employee termination benefit liability of $6,134 and the remaining lease termination liability of $1,397 to be paid in full no later than the end of fiscal 2023.

17.Subsequent Events

On April 13, 2021, the Company repaid in full approximately $1,189,750 of borrowings under the Credit Facilities and redeemed all of the $300,000 aggregate principal amount of Senior Notes with proceeds received from approximately $1,000,000 in an aggregate principal amount of borrowings under the Company’s new credit facilities and proceeds received from the issuance of $500,000 in aggregate principal amount of 4.500% Senior Secured Notes due 2029. The Company’s new credit facilities consist of a $1,000,000 term loan facility and a $175,000 revolving credit facility (which includes borrowing capacity available for letters of credit).

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies, objectives and prospects and the impact of the COVID-19 virus under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “aim” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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
•

the possibility that the interests of Artal Group S.A., or Artal, the largest holder of our common stock and a shareholder with significant influence over us, will conflict with our interests or the interests of other holders of our common stock;

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

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Digital 360TM, myWW® and Weight Watchers®.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2020 as amended that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross profit margin, operating income and operating income margin are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to the first quarter of fiscal 2021 to exclude the impact of the charges associated with our previously disclosed 2021 organizational restructuring plan and with respect to the first quarter of fiscal 2020 to exclude the impact of the impairment charge for our goodwill related to our Brazil reporting unit. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the 2021 restructuring charges and the goodwill impairment charge. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, restructuring charges and goodwill impairment (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2020 as amended. Our critical accounting policies have not changed since the end of fiscal 2020.

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

•

Revenues—Our “Subscription Revenues” consist of “Digital Subscription Revenues” and “Workshops + Digital Fees” (formerly known as “Studio + Digital Fees”). “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including Digital 360 and Personal Coaching + Digital. “Workshops + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products via e-commerce, in studios and through our trusted partners, revenues from licensing and publishing, other revenues (including revenues from the WW Presents: Oprah’s 2020 Vision tour), and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and royalties.

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

COVID-19 PANDEMIC

The novel coronavirus (COVID-19) pandemic continues to impact our business operations and the markets in which we operate. While the outbreak of COVID-19 did not have a significant effect on our reported results for the first quarter of fiscal 2020, it did have a significant effect on our reported results for the remainder of fiscal 2020 and the first quarter of fiscal 2021. The number of End of Period Subscribers for the first quarter of fiscal 2021 decreased 1.5% versus the prior year period. The challenging COVID-19 environment for our Workshops + Digital business drove a significant decrease in End of Period Workshops + Digital Subscribers for the first quarter of fiscal 2021 versus the prior year period, which was partially offset by the increase in End of Period Digital Subscribers. The negative impact of COVID-19 is expected to continue to significantly impact the Workshops + Digital business in the second quarter of fiscal 2021 and potentially in subsequent periods.

The extent to which our operations and business trends will continue in future periods to be impacted by, and any unforeseen costs will result from, the ongoing outbreak of COVID-19 and any virus variants will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, new information that may emerge concerning the severity of the outbreak, health implications and vaccine availability, actions by government authorities to contain the outbreak or treat its impact, and changes in consumer behavior resulting from the outbreak and such government actions. We continue to actively monitor the ongoing global outbreak of COVID-19 and its impact and related developments and expect that it will significantly impact our reported results for the first half of fiscal 2021 and may potentially do so in subsequent periods.

In response to the public health crisis posed by COVID-19, in March 2020, we suspended our in-person workshops and moved quickly to transition these workshops to an entirely virtual experience. In June 2020, we began a phased re-opening with reduced operations of a limited number of our studio locations. We continue to evolve our workshop strategy as we evaluate our cost structure and respond to shifting consumer sentiment. We are selectively resuming in-person workshops where we can in a cost-efficient manner that promotes the health and safety of our employees and members. However, during these uncertain times, we may need to close re-opened studios, may not be able to open studios as planned or may need to further reduce operations. We continue to serve our members virtually, both via our Digital business and through virtual workshops now available to our Workshops + Digital subscribers. Nevertheless, our business operations, recruitment trends with respect to our Workshops + Digital business and in-studio product sales remain substantially affected by our reduced operations. We expect that applicable regulatory restrictions, including continued or reinstated stay-at-home requirements and restrictions on in-person group gatherings, may impact our studio operations, including how we conduct our in-person workshops.

As we continue to address the impact of the pandemic, and the related evolving legal and consumer landscape, we are focused on how to best meet our members’ and consumers’ needs as restrictions are lifted or reinstated. We consolidated certain of our studios into branded studio locations and continue to close certain other branded studio locations. The decision to re-open a studio location, if at all, or further consolidate studio locations, will be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences, changes in consumer behavior, and the protection of the health and safety of our employees and members, and will be dependent on cost efficiencies and alignment with our digital and brand strategy. The current number of our studio locations is significantly lower than that prior to the pandemic, and we expect it to remain below pre-COVID-19 levels. As a result, we have incurred and will incur significant costs associated with our real estate realignment.

While we expect the effects of the pandemic and the related responses to negatively impact our results of operations, cash flows and financial position, the uncertainty of the full extent of the duration and severity of the economic and operational impacts of COVID-19 means we cannot reasonably estimate the related financial impact at this time. For more information, see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for fiscal 2020 as amended. We continue to believe that our powerful communities and our ability to inspire people to adopt healthy habits will be invaluable to people across the globe as they continue to acclimate to new social and economic environments, and that they uniquely position us in the markets in which we operate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 28, 2020

The table below sets forth selected financial information for the first quarter of fiscal 2021 from our consolidated statements of net income for the three months ended April 3, 2021 versus selected financial information for the first quarter of fiscal 2020 from our consolidated statements of net income for the three months ended March 28, 2020.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	April 3, 2021	March 28, 2020	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$331.8	$400.4	$(68.6)	(17.1%)		(19.7%)
Cost of revenues	138.4	189.4	(51.0)	(26.9%)		(28.6%)
Gross profit	193.4	211.0	(17.6)	(8.3%)		(11.8%)
Gross Margin %	58.3%	52.7%

Marketing expenses	116.9	117.9	(1.0)	(0.8%)		(4.1%)
Selling, general & administrative expenses	73.7	64.5	9.1	14.2%		12.3%
Goodwill impairment	—	3.7	(3.7)	(100.0%)		(100.0%)
Operating income	2.8	24.9	(22.0)	(88.6%)		(97.4%)
Operating Income Margin %	0.9%	6.2%

Interest expense	29.1	31.6	(2.4)	(7.7%)		(7.7%)
Other (income) expense, net	(0.2)	0.0	(0.3)	100.0%	*	100.0%	*
Loss before income taxes	(26.1)	(6.7)	(19.3)	100.0%	*	100.0%	*

Benefit from income taxes	(7.8)	(0.7)	(7.2)	100.0%	*	100.0%	*
Net loss	(18.2)	(6.1)	(12.2)	100.0%	*	100.0%	*
Net income attributable to the noncontrolling interest	—	(0.0)	0.0	(100.0%)		(100.0%)

Net loss attributable to WW International, Inc.	$(18.2)	$(6.1)	$(12.2)	100.0%	*	100.0%	*

Weighted average diluted shares outstanding	69.1	67.4	1.6	2.4%		2.4%
Diluted loss per share	$(0.26)	$(0.09)	$(0.17)	100.0%	*	100.0%	*

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the first quarter of fiscal 2021 are adjusted to exclude the impact of the $5.5 million of 2021 restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended April 3, 2021 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Quarter of Fiscal 2021	$193.4	58.3%	$2.8	0.9%
Adjustments to reported amounts (1)
2021 restructuring charges	5.2		5.5
Total adjustments (1)	5.2		5.5
First Quarter of Fiscal 2021, as adjusted (1)	$198.6	59.9%	$8.4	2.5%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first quarter of fiscal 2021 to exclude the impact of the $5.5 million ($4.1 million after tax) of 2021 restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first quarter of fiscal 2020 are adjusted to exclude the impact of the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended March 28, 2020 which have been adjusted.

		Operating
	Operating	Income
(in millions except percentages)	Income	Margin
First Quarter of Fiscal 2020	$24.9	6.2%
Adjustments to reported amounts (1)
Goodwill impairment	3.7
Total adjustments (1)	3.7
First Quarter of Fiscal 2020, as adjusted (1)	$28.5	7.1%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first quarter of fiscal 2020 to exclude the impact of the $3.7 million ($2.7 million after tax) impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first quarter of fiscal 2021 were $331.8 million, a decrease of $68.6 million, or 17.1%, versus the first quarter of fiscal 2020. Excluding the impact of foreign currency, which positively impacted our revenues for the first quarter of fiscal 2021 by $10.4 million, revenues in the first quarter of fiscal 2021 would have decreased 19.7% versus the prior year period. This decrease was driven primarily by lower revenues related to Workshops + Digital Fees and in-studio product sales as a result of the closure of our studios and reduced operations related to the COVID-19 pandemic. In North America, revenue also declined as we cycled against the revenues from the WW Presents: Oprah’s 2020 Vision tour. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first quarter of fiscal 2021 decreased $51.0 million, or 26.9%, versus the prior year period. Excluding the impact of $5.2 million of 2021 restructuring charges, total cost of revenues in the first quarter of fiscal 2021 would have decreased by 29.7%, or 31.3% on a constant currency basis, versus the prior year period. Gross profit decreased $17.6 million, or 8.3%, in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Excluding the impact of foreign currency, which positively impacted gross profit for the first quarter of fiscal 2021 by $7.2 million, gross profit in the first quarter of fiscal 2021 would have decreased 11.8% versus the prior year period. Excluding the impact of $5.2 million of 2021 restructuring charges, gross profit in the first quarter of fiscal 2021 would have decreased by 5.9%, or 9.3% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin in the first quarter of fiscal 2021 increased 5.6% to 58.3% versus 52.7% in the first quarter of fiscal 2020. Excluding the impact of foreign currency, gross margin in the first quarter of fiscal 2021 would have increased 5.2% to 57.9% versus the prior year period. Excluding the impact of the 2021 restructuring charges, gross margin in the first quarter of fiscal 2021 would have increased 7.2% to 59.9% versus the prior year period. Excluding the impact of both foreign currency and the 2021 restructuring charges, gross margin in the first quarter of fiscal 2021 would have increased 6.8% to 59.5% versus the prior year period. Gross margin increase was driven primarily by a mix shift to our higher margin Digital business and cycling against the net profit from the WW Presents: Oprah’s 2020 Vision tour as a percentage of revenue, offset in part by a contraction of margins in the Workshops + Digital business and lower margins related to consumer product sales.

Marketing

Marketing expenses in the first quarter of fiscal 2021 decreased $1.0 million, or 0.8%, versus the first quarter of fiscal 2020. Excluding the impact of foreign currency, which increased marketing expenses for the first quarter of fiscal 2021 by $3.9 million, marketing expenses in the first quarter of fiscal 2021 would have decreased 4.1% versus the first quarter of fiscal 2020. This decrease in marketing expenses was primarily due to fiscal 2020 including a 53rd week, which bridged the last week of December 2020 and ended on January 2, 2021. This 53rd week had a high concentration of advertising spending and thus pushed a portion of the marketing expense into the fourth quarter of fiscal 2020. Marketing expenses as a percentage of revenue for the first quarter of fiscal 2021 increased to 35.2% from 29.5% for the first quarter of fiscal 2020.

Selling, General and Administrative

Selling, general and administrative expenses in the first quarter of fiscal 2021 increased $9.1 million, or 14.2%, versus the first quarter of fiscal 2020. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the first quarter of fiscal 2021 by $1.2 million, selling, general and administrative expenses in the first quarter of fiscal 2021 would have increased 12.3% versus the prior year period. Excluding the impact of the $0.3 million of 2021 restructuring charges, selling, general and administrative expenses in the first quarter of fiscal 2021 would have increased by 13.7%, or 11.8% on a constant currency basis, versus the prior year period. The increase in selling, general and administrative expenses in the first quarter of fiscal 2021 was driven primarily by the timing of bonus payouts and related costs in fiscal 2021 and the negative impact of COVID-19 on our bonus payout for fiscal 2020. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2021 increased to 22.2% from 16.1% for the first quarter of fiscal 2020.

Impairment

For the first quarter of fiscal 2020, in performing our interim impairment analysis for our Brazil reporting unit, we determined that, based on the fair values calculated, the carrying amount of goodwill related to our Brazil reporting unit exceeded our fair value and recorded an impairment charge of $3.7 million.

Operating Income

Operating income in the first quarter of fiscal 2021 decreased $22.0 million, or 88.6%, versus the prior year period. Excluding the impact of foreign currency, which positively impacted operating income for the first quarter of fiscal 2021 by $2.2 million, operating income in the first quarter of fiscal 2021 would have decreased 97.4% versus the prior year period. Excluding the impact of the $5.5 million of 2021 restructuring charges in the first quarter of fiscal 2021 and the $3.7 million goodwill impairment charge related to our Brazil reporting unit in the first quarter of fiscal 2020, operating income in the first quarter of fiscal 2021 would have decreased by 70.7%, or 78.3% on a constant currency basis, versus the prior year period. Operating income margin in the first quarter of fiscal 2021 decreased 5.4% to 0.9% versus 6.2% in the first quarter of fiscal 2020. Excluding the impact of the 2021 restructuring charges in the first quarter of fiscal 2021 and the goodwill impairment charge in the first quarter of fiscal 2020, operating income margin in the first quarter of fiscal 2021 would have decreased by 4.6%, or 5.2% on a constant currency basis, versus the prior year period. The decrease in operating income margin was driven primarily by an increase in selling, general and administrative expenses as a percentage of revenue and an increase in marketing expenses as a percentage of revenue, partially offset by an increase in gross margin, versus the prior year period.

Interest Expense

Interest expense in the first quarter of fiscal 2021 decreased $2.4 million, or 7.7%, versus the first quarter of fiscal 2020. The decrease in interest expense was driven primarily by a decrease in our outstanding indebtedness resulting from principal repayments. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2021 and the first quarter of fiscal 2020 and excluding the impact of our interest rate swaps then in effect, decreased to 6.59% per annum at the end of the first quarter of fiscal 2021 from 7.54% per annum at the end of the first quarter of fiscal 2020. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2021 and the first quarter of fiscal 2020, decreased to 7.56% per annum at the end of the first quarter of fiscal 2021 from 7.82% per annum at the end of the first quarter of fiscal 2020. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, changed by $0.3 million in the first quarter of fiscal 2021 to $0.2 million of income as compared to $0.0 million of expense in the prior year period.

Tax

Our effective tax rate in the first quarter of fiscal 2021 was 30.0% as compared to 9.7% in the first quarter of fiscal 2020. The effective tax rate in the first quarter of fiscal 2021 was impacted by state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income and a tax benefit related to tax windfalls from stock compensation. The effective tax rate in the first quarter of fiscal 2020 was impacted by an impairment of our Brazil reporting unit which had a full valuation allowance, tax expense related to global intangible low-taxed income and state income tax expense, partially offset by a tax benefit from income earned in foreign jurisdictions.

Net Loss Attributable to the Company and Loss Per Share

Net loss attributable to the Company in the first quarter of fiscal 2021 of $18.2 million, increased $12.2 million, or 200.6%, from the net loss attributable to the Company in the first quarter of fiscal 2020 of $6.1 million. Excluding the impact of foreign currency, which positively impacted net loss attributable to the Company in the first quarter of fiscal 2021 by $1.6 million, net loss attributable to the Company in the first quarter of fiscal 2021 would have increased 227.0% from the first quarter of fiscal 2020. Net loss attributable to the Company in the first quarter of fiscal 2021 included a $4.1 million impact from 2021 restructuring charges. Net loss attributable to the Company in the first quarter of fiscal 2020 included a $2.7 million impact from the goodwill impairment charge related to our Brazil reporting unit.

Diluted net loss per share in the first quarter of fiscal 2021 was a loss of $0.26 compared to a loss of $0.09 per share in the first quarter of fiscal 2020. Diluted net loss per share in the first quarter of fiscal 2021 included a $0.06 impact from 2021 restructuring charges. Diluted net loss per share in the first quarter of fiscal 2020 included a $0.05 impact from the goodwill impairment charge related to our Brazil reporting unit.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first quarter of fiscal 2021 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q1 2021
	GAAP			Constant Currency
		Product			Product		Total
	Subscription	Sales &	Total	Subscription	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$187.0	$34.3	$221.3	$186.3	$34.2	$220.5	40.1	2,822.3	3,160.5
CE	69.9	12.0	81.9	63.8	11.0	74.8	17.1	1,179.6	1,349.1
UK	15.0	4.1	19.1	13.9	3.8	17.7	4.4	323.5	340.3
Other (1)	8.0	1.5	9.5	7.1	1.4	8.5	1.4	97.7	107.0
Total	$279.8	$52.0	$331.8	$271.0	$50.4	$321.4	63.1	4,423.0	4,956.9

	% Change Q1 2021 vs. Q1 2020
North America	(18.4%)	(37.0%)	(22.0%)	(18.7%)	(37.3%)	(22.3%)	(5.3%)	3.7%	(2.8%)
CE	2.5%	1.8%	2.4%	(6.5%)	(7.0%)	(6.5%)	6.8%	11.3%	6.8%
UK	(19.9%)	(35.3%)	(23.8%)	(25.7%)	(39.7%)	(29.2%)	(19.2%)	(10.5%)	(15.8%)
Other (1)	(7.1%)	(49.7%)	(18.2%)	(17.9%)	(54.1%)	(27.4%)	(7.2%)	(4.3%)	(7.8%)
Total	(13.8%)	(31.3%)	(17.1%)	(16.5%)	(33.4%)	(19.7%)	(3.5%)	4.2%	(1.5%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q1 2021
	Digital Subscription Revenues		Digital	Incoming	EOP	Workshops + Digital Fees		Workshops + Digital	Incoming Workshops	EOP Workshops
		Constant	Paid	Digital	Digital		Constant	Paid	+ Digital	+ Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$132.1	$131.6	33.5	2,334.1	2,630.7	$54.9	$54.7	6.7	488.2	529.8
CE	58.9	53.8	15.5	1,059.9	1,237.8	10.9	10.0	1.5	119.7	111.3
UK	9.8	9.1	3.4	235.0	267.2	5.2	4.8	1.0	88.5	73.0
Other (1)	5.2	4.6	1.1	74.0	81.7	2.7	2.5	0.3	23.7	25.3
Total	$206.1	$199.0	53.5	3,703.0	4,217.5	$73.8	$72.0	9.6	720.0	739.5

	% Change Q1 2021 vs. Q1 2020
North America	13.5%	13.1%	13.8%	24.8%	13.8%	(51.3%)	(51.5%)	(48.6%)	(42.7%)	(43.6%)
CE	26.3%	15.3%	20.0%	22.8%	19.9%	(49.2%)	(53.6%)	(49.6%)	(39.1%)	(51.8%)
UK	29.5%	20.1%	17.9%	23.9%	21.0%	(53.6%)	(56.9%)	(60.2%)	(48.5%)	(60.1%)
Other (1)	31.8%	15.7%	15.2%	20.1%	13.2%	(40.6%)	(46.9%)	(42.8%)	(41.5%)	(42.3%)
Total	18.1%	14.0%	15.8%	24.0%	16.0%	(50.9%)	(52.1%)	(50.1%)	(42.9%)	(47.1%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the first quarter of fiscal 2021 versus the prior year period was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues in the first quarter of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by the significant recruitment decline in the first quarter of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The decrease in North America Total Paid Weeks was driven primarily by lower recruitments in the first quarter of fiscal 2021 versus the prior year period due to cycling against the successful launch of the myWW program in the first quarter of fiscal 2020 and the COVID-19 environment.

The decrease in North America product sales and other in the first quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in in-studio product sales and the revenue received in connection with the WW Presents: Oprah’s 2020 Vision tour in the first quarter of fiscal 2020.

Continental Europe Performance

The increase in Continental Europe revenues in the first quarter of fiscal 2021 versus the prior year period was driven primarily by an increase in Subscription Revenues. The increase in Subscription Revenues in the first quarter of fiscal 2021 versus the prior year period was driven by an increase in Digital Subscription Revenues, partially offset by a decrease in Workshops + Digital Fees. Workshops + Digital Fees were negatively impacted by the significant recruitment decline in the first quarter of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Digital Subscribers at the beginning of the first quarter of fiscal 2021 versus the beginning of the first quarter of fiscal 2020 and higher Digital recruitments in the first quarter of fiscal 2021 versus the prior year period.

The increase in Continental Europe product sales and other in the first quarter of fiscal 2021 versus the prior year period was driven primarily by an increase in e-commerce product sales.

United Kingdom Performance

The decrease in UK revenues in the first quarter of fiscal 2021 versus the prior year period was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues in the first quarter of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by the significant recruitment decline in the first quarter of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The decrease in UK Total Paid Weeks was driven primarily by lower recruitments in the first quarter of fiscal 2021 versus the prior year period due to cycling against the successful launch of the myWW program in the first quarter of fiscal 2020 and the COVID-19 environment.

The decrease in UK product sales and other in the first quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in in-studio product sales.

Other Performance

The decrease in Other revenues in the first quarter of fiscal 2021 versus the prior year period was driven by both a decrease in product sales and other and a decrease in Subscription Revenues. The decrease in Subscription Revenues in the first quarter of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees. Workshops + Digital Fees were negatively impacted by the significant recruitment decline in the first quarter of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment.

The decrease in Other product sales and other in the first quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in franchise commissions and a decrease in product sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We currently believe that cash generated by operations, our cash on hand of approximately $113.3 million at April 3, 2021, our $173.8 million of availability under our New Revolving Credit Facility (as defined below) and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions arising from the COVID-19 pandemic. To increase our flexibility and reduce our cash interest payments, we refinanced our Terminated Credit Facilities and Discharged Senior Notes (each as defined below) in April 2021. See “—Long-Term Debt—April 2021 Debt Refinancing” for additional details on this refinancing. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity and the availability of our New Revolving Credit Facility. The evolving nature, and uncertain economic impact, of COVID-19 and any variants may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our New Revolving Credit Facility, may be adversely affected.

As market conditions warrant, we may, from time to time, seek to purchase our outstanding debt securities or loans, including the Senior Secured Notes and borrowings under the New Credit Facilities (each as defined below). Such transactions could be privately negotiated or open market transactions, pursuant to tender offers or otherwise. Subject to any applicable limitations contained in the agreements governing, or terms of, our indebtedness, any such purchases made by us may be funded by the use of cash on our balance sheet, the incurrence of new secured or unsecured debt, the issuance of our equity or the sale of assets. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	April 3,	January 2,	Increase/
	2021	2021	(Decrease)
	(in millions)
Total current assets	$251.2	$299.2	$(48.0)
Total current liabilities	327.3	340.1	(12.8)
Working capital deficit	(76.1)	(40.9)	35.2
Cash and cash equivalents	113.3	165.9	(52.6)
Current portion of long-term debt	77.0	77.0	0.0
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(112.5)	$(129.8)	$(17.3)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $17.3 million decrease in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	April 3,	January 2,	Increase/	Impact to Working
	2021	2021	(Decrease)	Capital Deficit
	(in millions)
Prepaid income taxes	$31.1	$20.0	$11.1	$(11.1)
Derivative payable	$23.1	$28.3	$(5.2)	$(5.2)
Portion of operating lease liabilities due within one year	$24.0	$28.6	$(4.5)	$(4.5)
Income taxes payable	$4.1	$7.8	$(3.7)	$(3.7)
Deferred revenue	$50.0	$50.5	$(0.5)	$(0.5)
Operational liabilities and other, net of assets	$33.1	$32.0	$1.1	$1.1
Accrued interest	$9.4	$2.7	$6.6	$6.6
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$(17.3)

Note: Totals may not sum due to rounding.

The increase in prepaid income taxes was primarily due to an accrual of tax benefits from the pre-tax loss and the tax windfall from stock options exercised by Ms. Oprah Winfrey, each in the first quarter of fiscal 2021. The decrease in derivative payable was due to a change in fair value driven by the change in interest rates. The decrease in the portion of operating lease liabilities due within one year was due to the increase in lease terminations. The decrease in income taxes payable was primarily due to foreign tax payments, partially offset by foreign tax accruals. The increase in accrued interest was due to the timing of debt principal payments.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended:

	April 3, 2021	March 28, 2020
	(in millions)
Net cash (used for) provided by operating activities	$(11.9)	$8.4
Net cash used for investing activities	$(21.0)	$(25.9)
Net cash (used for) provided by financing activities	$(17.1)	$128.2

Operating Activities

First Quarter of Fiscal 2021

Cash flows used for operating activities of $11.9 million in the first quarter of fiscal 2021 reflected a decrease of $20.3 million from $8.4 million of cash flows provided by operating activities in the first quarter of fiscal 2020. The decrease in cash provided by operating activities was primarily the result of an increase in net loss attributable to the Company of $12.2 million in the first quarter of fiscal 2021 as compared to the prior year period.

First Quarter of Fiscal 2020

Cash flows provided by operating activities of $8.4 million in the first quarter of fiscal 2020 reflected an increase of $1.2 million from $7.2 million of cash flows provided by operating activities in the first quarter of fiscal 2019. The increase in cash provided by operating activities was primarily the result of a decrease in net loss attributable to the Company of $4.6 million in the first quarter of fiscal 2020 as compared to the prior year period.

Investing Activities

First Quarter of Fiscal 2021

Net cash used for investing activities totaled $21.0 million in the first quarter of fiscal 2021, a decrease of $4.9 million as compared to the first quarter of fiscal 2020. This decrease was primarily attributable to lower capital expenditures and cycling against the $5.0 million investment in ClassPass Inc. (“ClassPass”), partially offset by an increase in cash paid for acquisitions, in the first quarter of fiscal 2021 compared to the prior year period.

First Quarter of Fiscal 2020

Net cash used for investing activities totaled $25.9 million in the first quarter of fiscal 2020, an increase of $14.7 million as compared to the first quarter of fiscal 2019. This increase was primarily attributable to higher capital expenditures in the first quarter of fiscal 2020. In the first quarter of fiscal 2020, we entered into a strategic collaboration agreement with ClassPass and also invested $5.0 million in ClassPass’ recent $285.0 million Series E Preferred Stock funding round.

Financing Activities

First Quarter of Fiscal 2021

Net cash used for financing activities totaled $17.1 million in the first quarter of fiscal 2021 primarily due to $19.3 million used for scheduled debt repayments under our Term Loan Facility. See “—Long-Term Debt” for additional details on debt.

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

The following schedule sets forth our long-term debt obligations at April 3, 2021:

Long-Term Debt

At April 3, 2021

(Balances in millions)

Balance
Terminated Term Loan Facility due November 29, 2024	$1,189.8
Discharged Senior Notes due December 1, 2025	300.0
Total	1,489.8
Less: Current portion	77.0
Unamortized deferred financing costs	5.6
Unamortized debt discount	16.1
Total long-term debt	$1,391.0

Note: Totals may not sum due to rounding.

Terminated Senior Secured Credit Facilities

The Terminated Credit Facilities were issued under a credit agreement, dated November 29, 2017, or, as amended from time to time, the Terminated Credit Agreement, among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, Bank of America, N.A., as an issuing bank, and Citibank, N.A., as an issuing bank. The Terminated Credit Facilities initially consisted of (1) $1,540.0 million in aggregate principal amount of senior secured tranche B term loans due in 2024, or the Terminated Term Loan Facility, and (2) $150.0 million in an aggregate principal amount of commitments under a senior secured revolving credit facility (which included borrowing capacity available for letters of credit) due in 2022, or the Terminated Revolving Credit Facility. The amount available under the Terminated Revolving Credit Facility was increased to $175.0 million in June 2020.

As of April 3, 2021, we had $1,189.8 million in an aggregate principal amount of loans outstanding under our Terminated Credit Facilities, with $173.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Terminated Revolving Credit Facility. There were no outstanding borrowings under the Terminated Revolving Credit Facility as of April 3, 2021.

Discharged Senior Notes

The Discharged Senior Notes were issued pursuant to an Indenture, dated as of November 29, 2017, or the Discharged Indenture, among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee. The Discharged Senior Notes accrued interest at a rate per annum equal to 8.625% and their maturity date was December 1, 2025. On or after December 1, 2020, we were able to, on any one or more occasions, redeem some or all of the Discharged Senior Notes at a purchase price equal to 104.313% of the principal amount of the Discharged Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

Outstanding Debt

At April 3, 2021, we had $1,489.8 million outstanding under the Terminated Credit Facilities and the Discharged Senior Notes, consisting of borrowings under the Terminated Term Loan Facility of $1,189.8 million, $0.0 drawn down on the Terminated Revolving Credit Facility and $300.0 million in aggregate principal amount of Discharged Senior Notes issued and outstanding.

At April 3, 2021 and January 2, 2021, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 11 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 6.59% and 7.03% per annum at April 3, 2021 and January 2, 2021, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 7.06% and 7.41% per annum at April 3, 2021 and January 2, 2021, respectively, based on interest rates on these dates.

April 2021 Debt Refinancing

On April 13, 2021, we repaid in full approximately $1.2 billion of borrowings under the Terminated Credit Facilities and redeemed all of the $300.0 million aggregate principal amount of Discharged Senior Notes with proceeds received from approximately $1,000.0 million in an aggregate principal amount of borrowings under our new credit facilities and proceeds received from the issuance of $500.0 million in aggregate principal amount of 4.500% Senior Secured Notes due 2029, or the Senior Secured Notes. Our new credit facilities consist of a $1,000.0 million term loan facility and a $175.0 million revolving credit facility (which includes borrowing capacity available for letters of credit) (collectively, as amended from time to time, referred to herein as the New Credit Facilities).

New Credit Facilities

The New Credit Facilities were issued under a credit agreement, dated April 13, 2021 or, as amended from time to time, the New Credit Agreement, among the Company, as borrower, the lenders party thereto, and Bank of America, N.A., or Bank of America, as administrative agent and an issuing bank. The New Credit Facilities consist of (1) $1,000.0 million in aggregate principal amount of senior secured tranche B term loans due in 2028, or the New Term Loan Facility, and (2) $175.0 million in an aggregate principal amount of commitments under a senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) due in 2026, or the New Revolving Credit Facility.

All obligations under the New Credit Agreement are guaranteed by, subject to certain exceptions, each of our current and future wholly-owned material domestic restricted subsidiaries. All obligations under the New Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and each guarantor, subject to customary exceptions, including:

•

a pledge of 100% of the equity interests directly held by the Company and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such first-tier non-U.S. subsidiary), subject to certain exceptions; and

•	a security interest in substantially all other tangible and intangible assets of the Company and each guarantor, subject to certain exceptions.

The New Credit Facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with:

•	50% (which percentage will be reduced to 25% and 0% if the Company attains certain first lien secured net leverage ratios) of the Company’s annual excess cash flow;
•

100% of the net cash proceeds of certain non-ordinary course asset sales by the Company and its restricted subsidiaries (including casualty and condemnation events, subject to de minimis thresholds), and subject to the right to reinvest 100% of such proceeds, subject to certain qualifications; and

•	100% of the net proceeds of any issuance or incurrence of debt by the Company or any of its restricted subsidiaries, other than certain debt permitted under the New Credit Agreement.

The foregoing mandatory prepayments will be used to reduce the installments of principal on the New Term Loan Facility. We may voluntarily repay outstanding loans under the New Credit Facilities at any time without premium or penalty, except (1) for customary “breakage” costs with respect to LIBOR loans under the New Credit Facilities and (2) during the six months following the Closing Date (as defined in the New Credit Agreement), with respect to certain voluntary prepayments or refinancings of the New Term Loan Facility that reduce the effective yield of the New Term Loan Facility, which will be subject to a 1.00% prepayment premium.

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of April 13, 2021, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 3.50% and 2.50%, respectively. In the event that LIBOR is phased out as is currently expected, the New Credit Agreement provides that the Company and the administrative agent may amend the New Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the New Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the New Credit Facility).

The New Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the New Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the New Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of, on or prior to the end of the first fiscal quarter of 2022, 6.00:1.00, with a step down to 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including with first fiscal quarter of 2023, with an additional step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including with first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including with first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021, or, as amended, supplemented or modified from time to time, the New Indenture, among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The New Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions.

The Senior Secured Notes accrue interest at a rate per annum equal to 4.500% and will mature on April 15, 2029. Interest on the Senior Secured Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. On or after April 15, 2024, we may on any one or more occasions redeem some or all of the Senior Secured Notes at a purchase price equal to 102.250% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, such optional redemption price decreasing to 101.125% on or after April 15, 2025 and to 100.000% on or after April 15, 2026. Prior to April 15, 2024, we may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Senior Secured Notes with an amount not to exceed the net proceeds of certain equity offerings at 104.500% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to April 15, 2024, we may redeem some or all of the Senior Secured Notes at a make-whole price plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, during any twelve-month period ending prior to April 15, 2024, we may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes at a purchase price equal to 103.000% of the principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If a change of control occurs, we must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 101% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Following the sale of certain assets and subject to certain conditions, we must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 100% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

The Senior Secured Notes are guaranteed on a senior secured basis by our subsidiaries that guarantee the New Credit Facilities. The Senior Secured Notes and the note guarantees are secured by a first-priority lien on all the collateral that secures the New Credit Facilities, subject to a shared lien of equal priority with the Company’s and each guarantor’s obligations under the New Credit Facilities and subject to certain thresholds, exceptions and permitted liens.

The following schedule sets forth our year-by-year debt obligations at April 3, 2021:

Total Debt Obligation

(Including Current Portion)

At April 3, 2021

(in millions)

Remainder of fiscal 2021	$57.8
Fiscal 2022	77.0
Fiscal 2023	77.0
Fiscal 2024	978.0
Fiscal 2025	300.0
Fiscal 2026 and thereafter	—
Total	$1,489.8

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At April 3, 2021 and March 28, 2020, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a loss of $17.1 million and $25.2 million, respectively. At April 3, 2021 and March 28, 2020, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $5.0 million and $19.0 million, respectively.

Dividends and Stock Transactions

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the sole discretion of our Board of Directors, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the provisions of Virginia law affecting the payment of distributions to shareholders and such other factors our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants in our existing indebtedness, including the New Credit Facilities and the Indenture governing the Senior Secured Notes, and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended April 3, 2021 and March 28, 2020, we repurchased no shares of our common stock under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, restructuring charges and goodwill impairment.

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net loss, the most comparable GAAP financial measure, for the three months ended April 3, 2021 and March 28, 2020, and EBITDAS and Adjusted EBITDAS to net income for the trailing twelve months ended April 3, 2021:

(in millions)

	Three Months Ended
	April 3, 2021	March 28, 2020	Trailing Twelve Months
Net (loss) income	$(18.2)	$(6.1)	$62.9
Interest	29.1	31.6	120.9
Taxes	(7.8)	(0.7)	10.3
Depreciation and amortization	11.9	12.2	49.7
Stock-based compensation	5.3	4.0	56.4
EBITDAS	$20.3	$41.0	$300.2
2021 restructuring charges	5.5	—	5.5
2020 restructuring charges	—	—	33.1
Goodwill impairment	—	3.7	—
Adjusted EBITDAS (1)	$25.8	$44.7	$338.8

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first quarter of fiscal 2021 to exclude the $5.5 million of 2021 restructuring charges and adjusts the consolidated statements of net income for the first quarter of fiscal 2020 to exclude the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of April 3, 2021, our net debt/Adjusted EBITDAS ratio was 4.0x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the three months ended:

(in millions)

April 3, 2021
Total debt	$1,489.8
Less: Unamortized deferred financing costs	5.6
Less: Unamortized debt discount	16.1
Less: Cash on hand	113.3
Net debt	$1,354.7

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 3, 2021, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2020 as amended have not materially changed from January 2, 2021.

At the end of the first quarter of fiscal 2021, borrowings under the Terminated Credit Facilities bore interest at LIBOR plus an applicable margin of 4.75%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Terminated Credit Agreement was set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of April 3, 2021, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of April 3, 2021, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $6.2 million, driven primarily by the interest rate applicable to our Terminated Term Loan Facility. A hypothetical 90 basis point decrease in interest rates would have resulted in no change to annual interest expense, driven primarily by the LIBOR Floor.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2021, the end of the first quarter of fiscal 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the first quarter of fiscal 2021, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 10 “Legal” of the notes to the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2020 as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS
Exhibit Number	Description

*Exhibit 31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Amy O’Keefe, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: May 5, 2021	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Amy O’Keefe
Amy O’Keefe
Chief Financial Officer (Principal Financial Officer)