Form 10-Q
period 2021-07-03
WW INTERNATIONAL, INC.
filed 2021-08-10
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

The number of shares of common stock outstanding as of August 3, 2021 was 69,872,883.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	July 3,	January 2,
	2021	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,564	$165,887
Receivables (net of allowances: July 3, 2021 - $2,169 and January 2, 2021 - $2,298)	33,360	34,555
Inventories	29,354	39,456
Prepaid income taxes	42,677	20,028
Prepaid marketing and advertising	4,611	15,656
Prepaid expenses and other current assets	23,860	23,610
TOTAL CURRENT ASSETS	259,426	299,192
Property and equipment, net	42,382	51,935
Operating lease assets	101,382	119,102
Franchise rights acquired	787,472	765,850
Goodwill	156,754	155,617
Other intangible assets, net	59,600	59,709
Deferred income taxes	12,272	13,625
Other noncurrent assets	16,026	16,144
TOTAL ASSETS	$1,435,314	$1,481,174
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$10,000	$77,000
Portion of operating lease liabilities due within one year	22,877	28,551
Accounts payable	25,619	23,052
Salaries and wages payable	53,037	58,047
Accrued marketing and advertising	8,608	15,556
Accrued interest	5,444	2,710
Other accrued liabilities	46,476	48,615
Derivative payable	21,532	28,283
Income taxes payable	1,664	7,810
Deferred revenue	51,435	50,475
TOTAL CURRENT LIABILITIES	246,692	340,099
Long-term debt, net	1,459,737	1,408,800
Long-term operating lease liabilities	87,664	101,561
Deferred income taxes	171,472	173,713
Other	7,646	5,212
TOTAL LIABILITIES	1,973,211	2,029,385
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 122,052 shares issued at July 3, 2021 and 121,470 shares issued at January 2, 2021	0	0
Treasury stock, at cost, 52,211 shares at July 3, 2021 and 52,497 shares at January 2, 2021	(3,129,329)	(3,140,903)
Retained earnings	2,610,250	2,617,841
Accumulated other comprehensive loss	(18,818)	(25,149)
TOTAL DEFICIT	(537,897)	(548,211)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,435,314	$1,481,174

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Subscription revenues, net	$272,871	$292,997	$552,691	$617,654
Product sales and other, net	38,508	40,640	90,484	116,344
Revenues, net	311,379	333,637	643,175	733,998
Cost of subscription revenues	95,825	108,006	194,929	243,572
Cost of product sales and other	29,528	30,960	68,786	84,764
Cost of revenues	125,353	138,966	263,715	328,336
Gross profit	186,026	194,671	379,460	405,662
Marketing expenses	57,154	41,894	174,088	159,828
Selling, general and administrative expenses	69,199	101,792	142,870	166,318
Goodwill impairment	—	—	—	3,665
Operating income	59,673	50,985	62,502	75,851
Interest expense	20,293	30,995	49,416	62,546
Other expense, net	381	416	143	438
Early extinguishment of debt	29,169	—	29,169	—
Income (loss) before income taxes	9,830	19,574	(16,226)	12,867
Provision for (benefit from) income taxes	970	5,592	(6,859)	4,942
Net income (loss)	8,860	13,982	(9,367)	7,925
Net loss attributable to the noncontrolling interest	—	24	—	18
Net income (loss) attributable to WW International, Inc.	$8,860	$14,006	$(9,367)	$7,943
Earnings (loss) per share attributable to WW International, Inc.
Basic	$0.13	$0.21	$(0.14)	$0.12
Diluted	$0.12	$0.20	$(0.14)	$0.11
Weighted average common shares outstanding
Basic	69,588	67,641	69,336	67,538
Diluted	71,160	69,799	69,336	69,898

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net income (loss)	$8,860	$13,982	$(9,367)	$7,925
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	2,857	4,990	1,737	(4,830)
Income tax (expense) benefit on foreign currency translation gain (loss)	(720)	(1,267)	(438)	1,232
Foreign currency translation gain (loss), net of taxes	2,137	3,723	1,299	(3,598)
Gain (loss) on derivatives	1,522	364	6,726	(12,592)
Income tax (expense) benefit on gain (loss) on derivatives	(383)	(93)	(1,694)	3,212
Gain (loss) on derivatives, net of taxes	1,139	271	5,032	(9,380)
Total other comprehensive gain (loss)	3,276	3,994	6,331	(12,978)
Comprehensive income (loss)	12,136	17,976	(3,036)	(5,053)
Net loss attributable to the noncontrolling interest	—	24	—	18
Foreign currency translation (gain) loss, net of taxes attributable to the noncontrolling interest	—	(3)	—	95
Comprehensive loss attributable to the noncontrolling interest	—	21	—	113
Comprehensive income (loss) attributable to WW International, Inc.	$12,136	$17,997	$(3,036)	$(4,940)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended July 3, 2021	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at April 3, 2021	$—	121,801	$0	52,471	$(3,139,855)	$(22,094)	$2,606,171	$(555,778)
Comprehensive income (loss)	—					3,276	8,860	12,136
Issuance of treasury stock under stock plans				(260)	10,526		(14,384)	(3,858)
Compensation expense on share- based awards							7,851	7,851
Issuance of common stock		251					1,752	1,752
Balance at July 3, 2021	$—	122,052	$0	52,211	$(3,129,329)	$(18,818)	$2,610,250	$(537,897)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Six Months Ended July 3, 2021	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 2, 2021	$—	121,470	$0	52,497	$(3,140,903)	$(25,149)	$2,617,841	$(548,211)
Comprehensive (loss) income	—					6,331	(9,367)	(3,036)
Issuance of treasury stock under stock plans				(286)	11,574		(15,467)	(3,893)
Compensation expense on share- based awards							13,192	13,192
Issuance of common stock		582					4,051	4,051
Balance at July 3, 2021	$—	122,052	$0	52,211	$(3,129,329)	$(18,818)	$2,610,250	$(537,897)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended June 27, 2020	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at March 28, 2020	$3,630	120,352	$0	52,899	$(3,156,907)	$(44,226)	$2,496,660	$(704,473)
Comprehensive income (loss)	(21)					3,991	14,006	17,997
Issuance of treasury stock under stock plans				(230)	9,149		(12,579)	(3,430)
Compensation expense on share- based awards							38,686	38,686
Issuance of common stock		297					2,067	2,067
Balance at June 27, 2020	$3,609	120,649	$0	52,669	$(3,147,758)	$(40,235)	$2,538,840	$(649,153)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Six Months Ended June 27, 2020	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 28, 2019	$3,722	120,352	$0	52,933	$(3,158,274)	$(27,352)	$2,500,083	$(685,543)
Comprehensive (loss) income	(113)					(12,883)	7,943	(4,940)
Issuance of treasury stock under stock plans				(264)	10,516		(13,904)	(3,388)
Compensation expense on share- based awards							42,651	42,651
Issuance of common stock		297					2,067	2,067
Balance at June 27, 2020	$3,609	120,649	$0	52,669	$(3,147,758)	$(40,235)	$2,538,840	$(649,153)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	July 3,	June 27,
	2021	2020
Operating activities:
Net (loss) income	$(9,367)	$7,925
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	26,093	24,983
Amortization of deferred financing costs and debt discount	3,533	4,383
Goodwill impairment	—	3,665
Impairment of intangible and long-lived assets	224	—
Share-based compensation expense	13,192	42,651
Deferred tax (benefit) provision	(2,811)	7,209
Allowance for doubtful accounts	(90)	28
Reserve for inventory obsolescence	3,830	6,695
Foreign currency exchange rate (gain) loss	(44)	1,216
Early extinguishment of debt	29,169	—
Changes in cash due to:
Receivables	730	(7,006)
Inventories	6,527	(14,198)
Prepaid expenses	(11,481)	1,593
Accounts payable	3,337	202
Accrued liabilities	(16,699)	(27,545)
Deferred revenue	976	(9,252)
Other long term assets and liabilities, net	(2,125)	3,473
Income taxes	(6,742)	1,496
Cash provided by operating activities	38,252	47,518
Investing activities:
Capital expenditures	(984)	(19,349)
Capitalized software expenditures	(17,447)	(14,849)
Cash paid for acquisitions	(10,849)	—
Other items, net	(1,534)	(5,051)
Cash used for investing activities	(30,814)	(39,249)
Financing activities:
Net (payments) borrowings on revolver	0	0
Proceeds from new long term debt	1,500,000	—
Financing costs and debt discount	(37,315)	(475)
Payments on long-term debt	(1,509,000)	(38,500)
Taxes paid related to net share settlement of equity awards	(4,223)	(4,152)
Proceeds from stock options exercised	4,469	2,283
Other items, net	(80)	(106)
Cash used for financing activities	(46,149)	(40,950)
Effect of exchange rate changes on cash and cash equivalents	(1,612)	354
Net decrease in cash and cash equivalents	(40,323)	(32,327)
Cash and cash equivalents, beginning of period	165,887	182,736
Cash and cash equivalents, end of period	$125,564	$150,409

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. For example, the global outbreak of the coronavirus (COVID-19) has had and will continue to have a significant adverse impact on the Company’s business as well as on the business environment and the markets in which it operates. This global health crisis has also had a significant adverse effect on overall economic conditions and the Company expects consumer demand to continue to be negatively impacted due to changes in consumer behavior and confidence and health concerns. The situation remains dynamic and subject to rapid and possibly significant change, with the United States and other countries continuing to struggle with rolling outbreaks of the virus and its variants. Accordingly, the full extent of the magnitude and duration of the negative impact to the Company’s business from the COVID-19 pandemic cannot be predicted with certainty. The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing its Quarterly Report on Form 10-Q quarterly financial statements. These assumptions and estimates may change as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity. The consolidated financial statements include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

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

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of July 3, 2021. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at the implementation of the lease accounting standard, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s operating leases are primarily for its studios and corporate offices.

At July 3, 2021 and January 2, 2021, the Company’s lease assets and lease liabilities were as follows:

	July 3, 2021	January 2, 2021
Assets:
Operating lease assets	$101,382	$119,102
Finance lease assets	205	207
Total leased assets	$101,587	$119,309

Liabilities:
Current
Operating	$22,877	$28,551
Finance	116	88
Noncurrent
Operating	$87,664	$101,561
Finance	46	93
Total lease liabilities	$110,703	$130,293

For the three and six months ended July 3, 2021 and June 27, 2020, the components of the Company’s lease expense were as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Operating lease cost:
Fixed lease cost	$9,782	$12,356	$20,826	$24,997
Lease termination cost	3,208	143	6,360	143
Variable lease cost	5	(15)	9	(4)
Total operating lease cost	$12,995	$12,484	$27,195	$25,136
Finance lease cost:
Amortization of leased assets	37	41	80	106
Interest on lease liabilities	2	3	5	6
Total finance lease cost	$39	$44	$85	$112
Total lease cost	$13,034	$12,528	$27,280	$25,248

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At July 3, 2021 and January 2, 2021, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	July 3, 2021	January 2, 2021
Weighted Average Remaining Lease Term (years)
Operating leases	7.30	7.08
Finance leases	1.75	2.35

Weighted Average Discount Rate
Operating leases	7.06	6.95
Finance leases	5.02	5.51

The Company’s leases have remaining lease terms of 0 to 11 years with a weighted average lease term of 7.29 years as of July 3, 2021.

At July 3, 2021, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2021	$14,408	$53	$14,461
2022	27,741	85	27,826
2023	20,509	27	20,536
2024	15,977	5	15,982
2025	11,589	—	11,589
Thereafter	54,603	—	54,603
Total lease payments	$144,827	$170	$144,997
Less imputed interest	34,286	8	34,294
Present value of lease liabilities	$110,541	$162	$110,703

Supplemental cash flow information related to leases for the six months ended July 3, 2021 and June 27, 2020 were as follows:

	Six Months Ended
	July 3,	June 27,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22,078	$24,997
Operating cash flows from finance leases	$5	$6
Financing cash flows from finance leases	$80	$106

Leased assets (modified) obtained in exchange for (modified) new operating lease liabilities	$(1,012)	$8,881
Leased assets obtained in exchange for new finance lease liabilities	$81	$118

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

4.	Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Digital Subscription Revenues	$205,337	$177,921	$411,398	$352,466
Workshops + Digital Fees	67,534	115,076	141,293	265,188
Subscription Revenues, net	$272,871	$292,997	$552,691	$617,654
Product sales and other, net	38,508	40,640	90,484	116,344
Revenues, net	$311,379	$333,637	$643,175	$733,998

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended July 3, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$130,255	$60,602	$9,594	$4,886	$205,337
Workshops + Digital Fees	51,699	8,732	4,606	2,497	67,534
Subscription Revenues, net	$181,954	$69,334	$14,200	$7,383	$272,871
Product sales and other, net	25,675	8,602	2,802	1,429	38,508
Revenues, net	$207,629	$77,936	$17,002	$8,812	$311,379

	Three Months Ended June 27, 2020
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$115,922	$50,704	$7,571	$3,724	$177,921
Workshops + Digital Fees	86,131	17,858	8,001	3,086	115,076
Subscription Revenues, net	$202,053	$68,562	$15,572	$6,810	$292,997
Product sales and other, net	25,472	9,257	4,165	1,746	40,640
Revenues, net	$227,525	$77,819	$19,737	$8,556	$333,637

	Six Months Ended July 3, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$262,345	$119,515	$19,404	$10,134	$411,398
Workshops + Digital Fees	106,604	19,671	9,776	5,242	141,293
Subscription Revenues, net	$368,949	$139,186	$29,180	$15,376	$552,691
Product sales and other, net	59,996	20,645	6,890	2,953	90,484
Revenues, net	$428,945	$159,831	$36,070	$18,329	$643,175

	Six Months Ended June 27, 2020
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$232,272	$97,341	$15,147	$7,706	$352,466
Workshops + Digital Fees	198,974	39,377	19,130	7,707	265,188
Subscription Revenues, net	$431,246	$136,718	$34,277	$15,413	$617,654
Product sales and other, net	79,986	21,091	10,488	4,779	116,344
Revenues, net	$511,232	$157,809	$44,765	$20,192	$733,998

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of January 2, 2021	$50,475	$44
Net increase (decrease) during the period	960	(28)
Balance as of July 3, 2021	$51,435	$16

Revenue recognized from amounts included in current deferred revenue as of January 2, 2021 was $48,227 for the six months ended July 3, 2021. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $16 and $44 at July 3, 2021 and January 2, 2021, respectively, for revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.
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
6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the six months ended July 3, 2021, the change in the carrying value of franchise rights acquired was due to the franchisee acquisitions as described in Note 5 and the effect of exchange rate changes.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, Inc. (formerly known as WeightWatchers.com, Inc.) in 2005 and the Company’s franchised territories. For the six months ended July 3, 2021, the change in the carrying amount of goodwill was due to the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of January 2, 2021	$145,071	$7,792	$1,268	$1,486	$155,617
Effect of exchange rate changes	1,383	(230)	15	(31)	1,137
Balance as of July 3, 2021	$146,454	$7,562	$1,283	$1,455	$156,754

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand as of the July 3, 2021 balance sheet date were $698,383, $61,644, $12,459, $6,766 and $4,976, respectively.

In its hypothetical start-up approach analysis for fiscal 2021, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins.  The cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the July 3, 2021 balance sheet date were $102,968, $43,486 and $10,300, respectively.

For all of the Company’s reporting units tested as of May 9, 2021, the Company estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. The Company utilized operating income as the basis for measuring its potential growth because it believes it is the best indicator of the performance of its business. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Test

The Company reviews indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of May 9, 2021 and May 3, 2020, each the first day of fiscal May, on its indefinite-lived intangible assets and goodwill.

In performing its annual impairment analysis as of May 9, 2021 and May 3, 2020, the Company determined that the carrying amounts of its franchise rights acquired with indefinite lives units of account and goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

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

Based on the results of the Company’s May 9, 2021 annual franchise rights acquired impairment analysis performed for all of its units of account as of the July 3, 2021 balance sheet date, all units, except for New Zealand, had an estimated fair value at least 45% higher than the respective unit’s carrying amount. Collectively, these units of account represent 99.4% of the Company’s total franchise rights acquired. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its New Zealand unit of account, which holds 0.6% of the Company’s franchise rights acquired as of the July 3, 2021 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 10%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $4,976 as of July 3, 2021.

Based on the results of the Company’s May 9, 2021 annual goodwill impairment test performed for all of its reporting units as of the July 3, 2021 balance sheet date, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

Brazil Goodwill Impairment

With respect to its Brazil reporting unit, during the first quarter of fiscal 2020, the Company made a strategic decision to shift to an exclusively Digital business in that country. The Company determined that this decision, together with the negative impact of COVID-19, the ongoing challenging economic environment in Brazil and its reduced expectations regarding the reporting unit’s future operating cash flows, required the Company to perform an interim goodwill impairment analysis. In performing this discounted cash flow analysis, the Company determined that the carrying amount of this reporting unit exceeded its fair value and as a result recorded an impairment charge of $3,665, which comprised the remaining balance of goodwill for this reporting unit.

As it related to its goodwill impairment analysis for Brazil, the Company estimated future debt-free cash flows in contemplation of its growth strategies for that market. In developing these projections, the Company considered the growth strategies under the current market conditions in Brazil. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of July 3, 2021 and January 2, 2021 were as follows:

	July 3, 2021		January 2, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$136,493	$115,155	$131,420	$109,170
Website development costs	105,474	76,288	95,718	67,656
Trademarks	12,044	11,567	11,999	11,457
Other	14,065	5,466	14,093	5,238
Trademarks and other intangible assets	$268,076	$208,476	$253,230	$193,521
Franchise rights acquired	7,949	4,705	7,925	4,575
Total finite-lived intangible assets	$276,025	$213,181	$261,155	$198,096

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,035 and $16,033 for the three and six months ended July 3, 2021, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,386 and $14,551 for the three and six months ended June 27, 2020, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2021	$15,016
Fiscal 2022	$22,673
Fiscal 2023	$12,535
Fiscal 2024	$3,113
Fiscal 2025 and thereafter	$9,507

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	July 3, 2021				January 2, 2021
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	2.61%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	1,000,000	7,900	16,372	4.51%	—	—	—	0.00%
Senior Secured Notes due April 15, 2029	500,000	5,991	—	4.73%	—	—	—	0.00%
Revolving Credit Facility due November 29, 2022	—	—	—	0.00%	—	—	—	3.03%
Term Loan Facility due November 29, 2024	—	—	—	6.03%	1,209,000	5,113	17,233	6.60%
Senior Notes due December 1, 2025	—	—	—	8.62%	300,000	854	—	8.71%
Total	$1,500,000	$13,891	$16,372	5.66%	$1,509,000	$5,967	$17,233	6.94%
Less: Current portion	10,000				77,000
Unamortized deferred financing costs	13,891				5,967
Unamortized debt discount	16,372				17,233
Total long-term debt	$1,459,737				$1,408,800

(1)	Includes amortization of deferred financing costs and debt discount.

On April 13, 2021, the Company (1) repaid in full approximately $1,189,750 in aggregate principal amount of senior secured tranche B term loans due in 2024 under its then-existing credit facilities and (2) redeemed all of the $300,000 in aggregate principal amount of its then-outstanding 8.625% Senior Notes due in 2025 (the “Discharged Senior Notes”). On April 13, 2021, the Company’s then-existing credit facilities included a senior secured revolving credit facility (which included borrowing capacity available for letters of credit) due in 2022 with $175,000 in an aggregate principal amount of commitments. There were no outstanding borrowings under such revolving credit facility on that date. The Company funded such repayment of loans and redemption of notes with cash on hand as well as with proceeds received from approximately $1,000,000 in an aggregate principal amount of borrowings under its new credit facilities and proceeds received from the issuance of $500,000 in aggregate principal amount of 4.500% Senior Secured Notes due 2029 (the “Senior Secured Notes”). These transactions are collectively referred to herein as the “April 2021 debt refinancing”. The Company’s new credit facilities consist of a $1,000,000 term loan facility and a $175,000 revolving credit facility (which includes borrowing capacity available for letters of credit) (collectively, as amended from time to time, the “New Credit Facilities”). During the second quarter of fiscal 2021, the Company incurred fees of $37,910 (which included $12,939 of a prepayment penalty on the Discharged Senior Notes and $5,000 of a debt discount on its New Term Loan Facility (as defined below)) in connection with the April 2021 debt refinancing. In addition, the Company recorded a loss on early extinguishment of debt of $29,169 in connection thereto. This early extinguishment of debt write-off was comprised of $12,939 of a prepayment penalty on the Discharged Senior Notes, $9,017 of financing fees paid in connection with the April 2021 debt refinancing and $7,213 of pre-existing deferred financing fees and debt discount.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

New Credit Facilities

The New Credit Facilities were issued under a credit agreement, dated April 13, 2021 (as amended from time to time, the “New Credit Agreement”), among the Company, as borrower, the lenders party thereto, and Bank of America, N.A. (“Bank of America”), as administrative agent and an issuing bank. The New Credit Facilities consist of (1) $1,000,000 in aggregate principal amount of senior secured tranche B term loans due in 2028 (the “New Term Loan Facility”) and (2) $175,000 in an aggregate principal amount of commitments under a senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) due in 2026 (the “New Revolving Credit Facility”).

As of July 3, 2021, the Company had $1,000,000 in an aggregate principal amount of loans outstanding under the New Credit Facilities, with $173,846 of availability and $1,154 in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility. There were no outstanding borrowings under the New Revolving Credit Facility as of July 3, 2021.

All obligations under the New Credit Agreement are guaranteed by, subject to certain exceptions, each of the Company’s current and future wholly-owned material domestic restricted subsidiaries. All obligations under the New Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and each guarantor, subject to customary exceptions, including:

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

The foregoing mandatory prepayments will be used to reduce the installments of principal on the New Term Loan Facility. The Company may voluntarily repay outstanding loans under the New Credit Facilities at any time without premium or penalty, except (1) for customary “breakage” costs with respect to LIBOR loans under the New Credit Facilities and (2) during the six months following the Closing Date (as defined in the New Credit Agreement), with respect to certain voluntary prepayments or refinancings of the New Term Loan Facility that reduce the effective yield of the New Term Loan Facility, which will be subject to a 1.00% prepayment premium.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of July 3, 2021, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 3.50% and 2.50%, respectively. In the event that LIBOR is phased out as is currently expected, the New Credit Agreement provides that the Company and the administrative agent may amend the New Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the New Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, the Company pays a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Leverage Ratio (as defined in the New Credit Facility).

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the New Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the New Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of, on or prior to the end of the first fiscal quarter of 2022, 6.00:1.00, with a step down to 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including with first fiscal quarter of 2023, with an additional step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including with first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including with first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021 (as amended, supplemented or modified from time to time, the “New Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The New Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Senior Secured Notes accrue interest at a rate per annum equal to 4.500% and will mature on April 15, 2029. Interest on the Senior Secured Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2021. On or after April 15, 2024, the Company may on any one or more occasions redeem some or all of the Senior Secured Notes at a purchase price equal to 102.250% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, such optional redemption price decreasing to 101.125% on or after April 15, 2025 and to 100.000% on or after April 15, 2026. Prior to April 15, 2024, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Senior Secured Notes with an amount not to exceed the net proceeds of certain equity offerings at 104.500% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to April 15, 2024, the Company may redeem some or all of the Senior Secured Notes at a make-whole price plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, during any twelve-month period ending prior to April 15, 2024, the Company may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes at a purchase price equal to 103.000% of the principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If a change of control occurs, the Company must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 101% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Following the sale of certain assets and subject to certain conditions, the Company must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 100% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

The Senior Secured Notes are guaranteed on a senior secured basis by the Company’s subsidiaries that guarantee the New Credit Facilities. The Senior Secured Notes and the note guarantees are secured by a first-priority lien on all the collateral that secures the New Credit Facilities, subject to a shared lien of equal priority with the Company’s and each guarantor’s obligations under the New Credit Facilities and subject to certain thresholds, exceptions and permitted liens.

Outstanding Debt

At July 3, 2021, the Company had $1,500,000 outstanding under the New Credit Facilities and the Senior Secured Notes, consisting of borrowings under the New Term Loan Facility of $1,000,000, $0 drawn down on the New Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At July 3, 2021 and January 2, 2021, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 5.67% and 7.03% per annum at July 3, 2021 and January 2, 2021, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 6.17% and 7.41% per annum at July 3, 2021 and January 2, 2021, respectively, based on interest rates on these dates.

8.Earnings Per Share

Basic earnings per share (“EPS”) is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to WW International, Inc.	$8,860	$14,006	$(9,367)	$7,943
Denominator:
Weighted average shares of common stock outstanding	69,588	67,641	69,336	67,538
Effect of dilutive common stock equivalents	1,572	2,158	—	2,360
Weighted average diluted common shares outstanding	71,160	69,799	69,336	69,898
Earnings (loss) per share attributable to WW International, Inc.
Basic	$0.13	$0.21	$(0.14)	$0.12
Diluted	$0.12	$0.20	$(0.14)	$0.11

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 4,724 and 4,075 for the three months ended July 3, 2021 and June 27, 2020, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 6,426 and 2,849 for the six months ended July 3, 2021 and June 27, 2020, respectively.

9.Income Taxes

The effective tax rates for the three and six months ended July 3, 2021 were 9.9% and 42.3%, respectively. The effective tax rates for the three and six months ended June 27, 2020 were 28.6% and 38.4%, respectively. For the six months ended July 3, 2021, the tax expense was impacted by tax windfalls from stock compensation. For the six months ended July 3, 2021, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income. For the six months ended June 27, 2020, the tax expense was impacted by an impairment of the Company’s Brazil reporting unit which had a full valuation allowance and tax reserves related to a foreign income tax audit, partially offset by tax windfalls from stock compensation. For the six months ended June 27, 2020, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to tax expense related to global intangible low-taxed income, state income tax expense and tax expense from income earned in foreign jurisdictions.

10.Legal

Securities Class Action and Derivative Matters

In March 2019, two substantially identical class action complaints alleging violations of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current officers and the Company’s former controlling shareholder, Artal Group S.A. (“Artal”), in the United States District Court for the Southern District of New York. The actions were consolidated and lead plaintiffs were appointed in June 2019. A consolidated amended complaint was filed on July 29, 2019, naming as defendants the Company, certain of the Company’s current officers and directors, and Artal and certain of its affiliates. A second consolidated amended complaint was filed on September 27, 2019. The operative complaint asserted claims on behalf of all purchasers of the Company’s common stock between May 4, 2018 and February 26, 2019, inclusive (the “Class Period”), including purchasers of the Company’s common stock traceable to the May 2018 secondary offering of the Company’s common stock by certain of its shareholders. The complaint alleged that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed or recklessly disregarded material adverse facts. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, and with respect to the secondary offering, under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. The plaintiffs sought to recover unspecified damages on behalf of the class members. The Company filed a motion to dismiss the complaint on October 31, 2019. On November 30, 2020, the Court granted the Company’s motion to dismiss in full and dismissed the complaint. The plaintiffs did not appeal.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Between March and July 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. The allegations in the demands related to those contained in the dismissed securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors created a special committee to investigate and evaluate the claims made in the demands. In addition, four derivative complaints were filed, each making allegations against certain of the Company’s officers and directors and/or Artal and certain of its affiliates. First, on June 13, 2019, a shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. Second, on July 23, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. Third, on October 25, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. Finally, on December 16, 2019, a shareholder derivative complaint was filed in New York Supreme Court against certain of the Company’s officers and directors, and Artal and certain of its affiliates, alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. This action and the derivative action filed October 25, 2019 (collectively, the “Derivative Actions”) were initially stayed pending a decision on the defendants’ motion to dismiss the securities class action, and all parties agreed to an additional stay until June 24, 2021. On June 24, 2021, the parties to the Derivative Actions jointly notified the Southern District of New York and the New York Supreme Court that the parties reached an agreement-in-principle to resolve the Derivative Actions. The parties will participate in settlement approval proceedings in the coming months.

Member Class Action Matter

In June 2020, a Workshops + Digital (then known as Studio + Digital) member filed a class action complaint against the Company in the Superior Court of California in Ventura County. The complaint was filed on behalf of all Workshops + Digital members nationwide and regarded the fees charged for Workshops + Digital memberships since the replacement of in-person workshops with virtual workshops in March 2020 in response to the COVID-19 pandemic. The complaint alleged, among other things, that the Company’s decision to charge its members the full Workshops + Digital membership fee while only providing a virtual workshop experience violated California state consumer protection laws and gave rise to claims for breach of contract, fraud, and other tort causes of action based on the same factual allegations that were the basis for the breach of contract claim. The plaintiff sought to recover damages plus injunctive relief to enjoin the Company from engaging in similar conduct in the future on behalf of the class members.

On July 30, 2020, the Company filed a notice to remove the matter to the United States District Court for the Central District of California, and per the parties’ stipulation, on August 7, 2020, the case was transferred to the United States District Court for the Southern District of New York. On September 23, 2020, the Company filed a motion to dismiss all of the plaintiff’s claims with prejudice. At the parties’ September 29, 2020 preliminary conference, the court issued an order permitting the plaintiff to either submit her opposition to the motion to dismiss or file an amended complaint by October 14, 2020. On October 14, 2020, the plaintiff filed an amended complaint with predominantly the same claims. The Company filed another motion to dismiss the matter on November 4, 2020. The plaintiff filed her opposition brief on November 19, 2020, and the Company filed its reply brief on November 25, 2020. On May 24, 2021, the court granted the Company’s motion to dismiss with prejudice.

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

As of July 3, 2021 and January 2, 2021, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000 and $750,000, respectively.

On June 11, 2018, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2018 swap”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap was $500,000. During the term of this swap, the notional amount decreased from $500,000 effective April 2, 2020 to $250,000 on March 31, 2021. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1005%. On June 7, 2019, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (together with the 2018 swap, the “current swaps”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250,000. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.901%. The current swaps qualify for hedge accounting and, therefore, changes in the fair value of the current swaps have been recorded in accumulated other comprehensive loss.

As of July 3, 2021 and January 2, 2021, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $15,947 ($21,435 before taxes) and $20,979 ($28,161 before taxes), respectively. As of July 3, 2021 and January 2, 2021, the aggregate fair values of the Company’s current swaps were liabilities of $21,532 and $28,283, respectively, which were included in derivative payable in the consolidated balance sheets.

The Company is hedging forecasted transactions for periods not exceeding the next three years. The Company expects approximately $4,921 ($6,578 before taxes) of derivative losses included in accumulated other comprehensive loss at July 3, 2021, based on current market rates, will be reclassified into earnings within the next 12 months.
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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of July 3, 2021 and January 2, 2021. The fair value of the Company’s borrowings under the New Revolving Credit Facility approximated a carrying value of $0 at July 3, 2021. The fair value of the Company’s borrowings under the then-existing Revolving Credit Facility approximated a carrying value of $0 at January 2, 2021.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of July 3, 2021 and January 2, 2021, the fair value of the Company’s long-term debt was approximately $1,476,884 and $1,501,148, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,469,737 and $1,485,800, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at July 3, 2021	$21,532	$—	$21,532	$—
Interest rate swap liability at January 2, 2021	$28,283	$—	$28,283	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the six months ended July 3, 2021 and the fiscal year ended January 2, 2021.
13.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Six Months Ended July 3, 2021
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 2, 2021	$(20,979)	$(4,170)	$(25,149)
Other comprehensive income before reclassifications, net of tax	659	1,299	1,958
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	4,373	—	4,373
Net current period other comprehensive income	5,032	1,299	6,331
Ending balance at July 3, 2021	$(15,947)	$(2,871)	$(18,818)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Six Months Ended June 27, 2020
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)
Other comprehensive loss before reclassifications, net of tax	(12,765)	(3,598)	(16,363)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	3,385	—	3,385
Net current period other comprehensive loss including noncontrolling interest	(9,380)	(3,598)	(12,978)
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	—	95	95
Ending balance at June 27, 2020	$(24,909)	$(15,326)	$(40,235)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(2,213)	$(3,438)	$(5,846)	$(4,537)	Interest expense
	(2,213)	(3,438)	(5,846)	(4,537)	Income (loss) before income taxes
	557	873	1,473	1,152	Provision for (benefit from) income taxes
	$(1,656)	$(2,565)	$(4,373)	$(3,385)	Net income (loss)

(a)	Amounts in parentheses indicate debits to profit/loss
14.	Segment Data

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

Information about the Company’s reportable segments is as follows:

	Total Revenues, net		Total Revenues, net
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
North America	$207,629	$227,525	$428,945	$511,232
Continental Europe	77,936	77,819	159,831	157,809
United Kingdom	17,002	19,737	36,070	44,765
Other	8,812	8,556	18,329	20,192
Total revenues, net	$311,379	$333,637	$643,175	$733,998

	Net Income		Net (Loss) Income
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Segment operating income:
North America	$61,395	$79,526	$88,977	$124,771
Continental Europe	33,451	41,629	53,505	55,200
United Kingdom	2,040	4,187	2,583	3,350
Other	1,983	2,804	2,087	30
Total segment operating income	98,869	128,146	147,152	183,351
General corporate expenses	39,196	77,161	84,650	107,500
Interest expense	20,293	30,995	49,416	62,546
Other expense, net	381	416	143	438
Early extinguishment of debt	29,169	—	29,169	—
Provision for (benefit from) income taxes	970	5,592	(6,859)	4,942
Net income (loss)	$8,860	$13,982	$(9,367)	$7,925
Net loss attributable to the noncontrolling interest	—	24	—	18
Net income (loss) attributable to WW International, Inc.	$8,860	$14,006	$(9,367)	$7,943

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Depreciation and Amortization		Depreciation and Amortization
	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
North America	$9,804	$10,019	$20,118	$20,546
Continental Europe	397	396	831	784
United Kingdom	221	248	478	510
Other	104	86	217	182
Total segment depreciation and amortization	10,526	10,749	21,644	22,022
General corporate depreciation and amortization	3,688	4,222	7,982	7,344
Depreciation and amortization	$14,214	$14,971	$29,626	$29,366

15.	Related Party

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

As previously disclosed, on December 15, 2019, the Company entered into an amendment of the Strategic Collaboration Agreement with Ms. Winfrey, pursuant to which, among other things, the Initial Term of the Strategic Collaboration Agreement was extended until April 17, 2023 (with no additional successive renewal terms) after which a second term will commence and continue through the earlier of the date of the Company’s 2025 annual meeting of shareholders or May 31, 2025. Ms. Winfrey will continue to provide the above-described services during the remainder of the Initial Term and, during the second term, will provide certain consulting and other services to the Company. In consideration of Ms. Winfrey entering into the amendment to the Strategic Collaboration Agreement and the performance of her obligations thereunder, on December 15, 2019 the Company granted Ms. Winfrey a fully vested option to purchase 3,276 shares of the Company’s common stock (the "Winfrey Amendment Option") which became exercisable on May 6, 2020, the date on which shareholder approval of such option was obtained. The amendment to the Strategic Collaboration Agreement became operative on May 6, 2020 when the Company’s shareholders approved the Winfrey Amendment Option. Based on the Black Scholes option pricing method as of May 6, 2020, the Company recorded $32,686 of compensation expense in the second quarter of fiscal 2020 for the Winfrey Amendment Option. The Company used a dividend yield of 0.0%, 63.68% volatility and a risk-free interest rate of 0.41%. Compensation expense was included as a component of selling, general and administrative expenses.

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $192 and $666 for the three and six months ended July 3, 2021, respectively, and $823 and $1,761 for the three and six months ended June 27, 2020, respectively, which services included advertising, production and related fees.

Entities related to Ms. Winfrey were reimbursed for actual costs incurred in connection with the WW Presents: Oprah’s 2020 Vision tour totaling $141 and $1,650 for the three and six months ended June 27, 2020, respectively.

The Company’s accounts payable to parties related to Ms. Winfrey at July 3, 2021 and January 2, 2021 was $0 and $76, respectively.

During the six months ended July 3, 2021, as permitted by the transfer provisions set forth in the previously disclosed Share Purchase Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, as amended (the “Purchase Agreement”), and the previously disclosed Winfrey Option Agreement, dated October 18, 2015, between the Company and Ms. Winfrey (the “Initial Option Agreement”), Ms. Winfrey sold shares she purchased under such purchase agreement and exercised a portion of her stock options granted in 2015 resulting in the sale of shares issuable under such options, respectively, as follows: (i) in the second quarter of fiscal 2021, 666 purchased shares and 251 option shares and (ii) in the first quarter of fiscal 2021, 875 purchased shares and 330 option shares.

In the second quarter of fiscal 2020, as permitted by the transfer provisions set forth in the Purchase Agreement and the Initial Option Agreement, Ms. Winfrey sold 604 of the shares she purchased under such purchase agreement and exercised a portion of her stock options granted in 2015 resulting in the sale of 297 shares issuable under such options.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

16.Restructuring

2021 Plan

As previously disclosed, in the first quarter of fiscal 2021, as the Company continued to evaluate its cost structure, anticipate consumer demand and focus on costs, the Company committed to a plan which has resulted and will result in the termination of operating leases and elimination of certain positions worldwide. The Company had previously estimated this plan would cost approximately $11,000 in fiscal 2021. The Company revised its estimate and currently expects to record restructuring expenses of approximately $22,000 in fiscal 2021 related to this plan. During the three and six months ended July 3, 2021, the Company recorded restructuring expenses totaling $6,036 ($4,515 after tax) and $11,574 ($8,659 after tax), respectively.

For the three and six months ended July 3, 2021, the components of the Company’s restructuring expenses were as follows:

	Three Months Ended	Six Months Ended
	July 3, 2021	July 3, 2021
Lease termination and other related costs	$4,789	$9,509
Employee termination benefit costs	1,247	2,065
Total restructuring expenses	$6,036	$11,574

For the three and six months ended July 3, 2021, restructuring expenses were recorded in the Company’s consolidated statements of net income as follows:

	Three Months Ended	Six Months Ended
	July 3, 2021	July 3, 2021
Cost of revenues	$5,579	$10,781
Selling, general and administrative expenses	457	793
Total restructuring expenses	$6,036	$11,574

All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments.

For the six months ended July 3, 2021, the Company made payments of $4,567 towards the liability for the lease termination costs and increased provision estimates by $16. For the six months ended July 3, 2021, the Company made payments of $566 towards the liability for the employee termination benefit costs and decreased provision estimates by $9. The Company expects the remaining lease termination liability of $1,809 and the remaining employee termination benefit liability of $1,490 to be paid in full no later than the end of fiscal 2023.

2020 Plan

As previously disclosed, in the second quarter of fiscal 2020, in connection with its cost-savings initiative, and its continued response to the COVID-19 pandemic and the related shift in market conditions, the Company committed to a plan of reduction in force which has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. To adjust to anticipated consumer demand, the Company evolved its workshop strategy and expanded its restructuring plan to include lease termination and other related costs. For the fiscal year ended January 2, 2021, the Company recorded restructuring expenses totaling $33,092 ($24,756 after tax).

For the fiscal year ended January 2, 2021, the components of the Company’s restructuring expenses were as follows:

Fiscal Year Ended
January 2, 2021
Lease termination and other related costs	$7,989
Employee termination benefit costs	25,103
Total restructuring expenses	$33,092

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the fiscal year ended January 2, 2021, restructuring expenses were recorded in the Company’s consolidated statements of net income as follows:

Fiscal Year Ended
January 2, 2021
Cost of revenues	$23,300
Selling, general and administrative expenses	9,792
Total restructuring expenses	$33,092

All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments.

For the fiscal year ended January 2, 2021, the Company made payments of $645 towards the liability for the lease termination costs. For the fiscal year ended January 2, 2021, the Company made payments of $15,434 towards the liability for the employee termination benefit costs and increased provision estimates by $180.

For the six months ended July 3, 2021, the Company made payments of $4,569 towards the liability for the lease termination costs and decreased provision estimates by $449. For the six months ended July 3, 2021, the Company made payments of $5,521 towards the liability for the employee termination benefit costs and decreased provision estimates by $901.

The Company expects the remaining lease termination liability of $303 and the remaining employee termination benefit liability of $3,427 to be paid in full no later than the end of fiscal 2023.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross profit margin, operating income and operating income margin are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the second quarter and first six months of fiscal 2021 to exclude the net impact of (x) charges associated with our previously disclosed 2021 organizational restructuring plan and (y) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan; (ii) the second quarter of fiscal 2020 to exclude the impact of (x) the one-time stock compensation expense associated with the previously disclosed option granted to Ms. Oprah Winfrey in connection with the Company extending its partnership with Ms. Winfrey (the “Winfrey Stock Compensation expense”) and (y) charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 restructuring charges”); and (iii) the first six months of fiscal 2020 to exclude the impact of (x) the Winfrey Stock Compensation expense, (y) the 2020 restructuring charges and (z) the impairment charge for our goodwill related to our Brazil reporting unit. We generally refer to such non-GAAP measures as follows: (i) with respect to the adjustments for the second quarter and first six months of fiscal 2021, as excluding or adjusting for the net impact of restructuring charges; and (ii) with respect to the adjustments for the second quarter and first six months of fiscal 2020, as applicable, as excluding or adjusting for the impact of the Winfrey Stock Compensation expense, the restructuring charges and/or the goodwill impairment charge. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, early extinguishment of debt, restructuring charges (including the net impact where applicable) and goodwill impairment (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Workshops + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand as of the July 3, 2021 balance sheet date were $698.4 million, $61.6 million, $12.5 million, $6.8 million and $5.0 million, respectively.

In our hypothetical start-up approach analysis for fiscal 2021, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. The cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the July 3, 2021 balance sheet date were $103.0 million, $43.5 million and $10.3 million, respectively.

For all of our reporting units tested as of May 9, 2021, we estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. We utilized operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Test

We review indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of May 9, 2021 and May 3, 2020, each the first day of fiscal May, on our indefinite-lived intangible assets and goodwill.

In performing our annual impairment analysis as of May 9, 2021 and May 3, 2020, we determined that the carrying amounts of our franchise rights acquired with indefinite lives units of account and goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

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

In performing our annual impairment analysis, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their current levels, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2020 as amended.

Based on the results of our May 9, 2021 annual franchise rights acquired impairment analysis performed for all of our units of account as of the July 3, 2021 balance sheet date, all units, except for New Zealand, had an estimated fair value at least 45% higher than the respective unit’s carrying amount. Collectively, these units of account represent 99.4% of our total franchise rights acquired. Based on the results of our annual franchise rights acquired impairment test performed for our New Zealand unit of account, which holds 0.6% of our franchise rights acquired as of the July 3, 2021 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 10%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $5.0 million as of July 3, 2021.

In performing this impairment analysis for fiscal 2021, for the year of maturity, we assumed Workshops + Digital revenue (comprised of Workshops + Digital Fees and revenues from products sold to members in studios) growth of (41.5%) to 5.6% in the year of maturity from fiscal 2020, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.8%. For the year of maturity and beyond, we assumed operating income margin rates of 7.1% to 11.7%.

Based on the results of our May 9, 2021 annual goodwill impairment test performed for all of our reporting units as of the July 3, 2021 balance sheet date, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

The following are the more significant assumptions utilized in our annual impairment analyses for fiscal 2021 and fiscal 2020:

	Fiscal	Fiscal
	2021	2020
Debt-Free Cumulative Annual Cash Flow Growth Rate	0.2% to 2.6%	4.0% to 13.9%
Discount Rate	8.5%	9.5%

Brazil Goodwill Impairment

With respect to our Brazil reporting unit, during the first quarter of fiscal 2020, we made a strategic decision to shift to an exclusively Digital business in that country. We determined that this decision, together with the negative impact of COVID-19, the ongoing challenging economic environment in Brazil and our reduced expectations regarding the reporting unit’s future operating cash flows, required us to perform an interim goodwill impairment analysis. In performing this discounted cash flow analysis, we determined that the carrying amount of this reporting unit exceeded its fair value and as a result recorded an impairment charge of $3.7 million, which comprised the remaining balance of goodwill for this reporting unit.

As it related to our goodwill impairment analysis for Brazil, we estimated future debt-free cash flows in contemplation of our growth strategies for that market. In developing these projections, we considered the growth strategies under the current market conditions in Brazil. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

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

COVID-19 PANDEMIC

The novel coronavirus (including its variants, COVID-19) pandemic continues to impact our business operations and the markets in which we operate. While the outbreak of COVID-19 did not have a significant effect on our reported results for the first quarter of fiscal 2020, it did have a significant effect on our reported results for the remainder of fiscal 2020 and the first half of fiscal 2021. The number of End of Period Subscribers for the second quarter of fiscal 2021 decreased 1.9% versus the prior year period. The challenging COVID-19 environment for our Workshops + Digital business drove a significant decrease in End of Period Workshops + Digital Subscribers for the second quarter of fiscal 2021 versus the prior year period, which was partially offset by the increase in End of Period Digital Subscribers. The negative impact of COVID-19 is expected to continue to significantly impact the Workshops + Digital business in the third quarter of fiscal 2021 and potentially in subsequent periods.

The extent to which our operations and business trends will continue in future periods to be impacted by, and any unforeseen costs will result from, the ongoing outbreak of COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, new information that may emerge concerning the severity of the outbreak, health implications and vaccine availability, actions by government authorities to contain the outbreak or treat its impact, and changes in consumer behavior resulting from the outbreak and such government actions. We continue to actively monitor the ongoing global outbreak of COVID-19 and its impact and related developments and expect that it will significantly impact our reported results for the third quarter of fiscal 2021 and may potentially do so in subsequent periods.

In response to the public health crisis posed by COVID-19, in March 2020, we suspended our in-person workshops and moved quickly to transition these workshops to an entirely virtual experience. In June 2020, we began a phased re-opening with reduced operations of a limited number of our studio locations. We continue to evolve our workshop strategy as we evaluate our cost structure and respond to shifting consumer sentiment. We are selectively resuming in-person workshops where we can in a cost-efficient manner that promotes the health and safety of our employees and members. However, during these uncertain times, we will continue to adhere to the requirements in local jurisdictions to close re-opened studios as necessary, and we may not be able to open studios as planned or may need to further reduce operations. We continue to serve our members virtually, both via our Digital business and through virtual workshops now available to our Workshops + Digital subscribers. Nevertheless, our Workshops + Digital business, including its business operations, number of subscribers and in-studio product sales, remain substantially affected by the evolving COVID-19 environment. We expect that applicable regulatory restrictions, including stay-at-home requirements and restrictions on in-person group gatherings, may continue to impact our studio operations, including how we conduct our in-person workshops.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 3, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 27, 2020

The table below sets forth selected financial information for the second quarter of fiscal 2021 from our consolidated statements of net income for the three months ended July 3, 2021 versus selected financial information for the second quarter of fiscal 2020 from our consolidated statements of net income for the three months ended June 27, 2020.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	July 3, 2021	June 27, 2020	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$311.4	$333.6	$(22.3)	(6.7%)	(10.2%)
Cost of revenues	125.4	139.0	(13.6)	(9.8%)	(12.4%)
Gross profit	186.0	194.7	(8.6)	(4.4%)	(8.7%)
Gross Margin %	59.7%	58.3%

Marketing expenses	57.2	41.9	15.3	36.4%	30.7%
Selling, general & administrative expenses	69.2	101.8	(32.6)	(32.0%)	(33.7%)
Operating income	59.7	51.0	8.7	17.0%	8.9%
Operating Income Margin %	19.2%	15.3%

Interest expense	20.3	31.0	(10.7)	(34.5%)	(34.5%)
Other expense, net	0.4	0.4	(0.0)	(8.9%)	(8.9%)
Early extinguishment of debt	29.2	0.0	29.2	100.0%	100.0%
Income before income taxes	9.8	19.6	(9.7)	(49.8%)	(71.1%)

Provision for income taxes	1.0	5.6	(4.6)	(82.7%)	(100.0%)	*
Net income	8.9	14.0	(5.1)	(36.6%)	(57.8%)
Net loss attributable to the noncontrolling interest	—	0.0	(0.0)	(100.0%)	(100.0%)

Net income attributable to WW International, Inc.	$8.9	$14.0	$(5.1)	(36.7%)	(57.9%)

Weighted average diluted shares outstanding	71.2	69.8	1.4	1.9%	1.9%
Diluted earnings per share	$0.12	$0.20	$(0.08)	(37.9%)	(58.7%)

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the second quarter of fiscal 2021 are adjusted to exclude the impact of the $6.0 million of 2021 plan restructuring charges and the reversal of $0.8 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended July 3, 2021 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Second Quarter of Fiscal 2021	$186.0	59.7%	$59.7	19.2%
Adjustments to reported amounts (1)
2021 plan restructuring charges	5.6		6.0
2020 plan restructuring charges	(0.6)		(0.8)
Total adjustments (1)	5.0		5.2
Second Quarter of Fiscal 2021, as adjusted (1)	$191.0	61.3%	$64.9	20.8%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the second quarter of fiscal 2021 to exclude the impact of the $6.0 million ($4.5 million after tax) of 2021 plan restructuring charges and the reversal of $0.8 million ($0.6 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the second quarter of fiscal 2020 are adjusted to exclude the impact of the $32.7 million Winfrey Stock Compensation expense and the $11.2 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended June 27, 2020 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Second Quarter of Fiscal 2020	$194.7	58.3%	$51.0	15.3%
Adjustments to reported amounts (1)
Winfrey Stock Compensation expense	—		32.7
2020 plan restructuring charges	6.5		11.2
Total adjustments (1)	6.5		43.9
Second Quarter of Fiscal 2020, as adjusted (1)	$201.2	60.3%	$94.9	28.4%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the second quarter of fiscal 2020 to exclude the impact of the $32.7 million ($24.4 million after tax) Winfrey Stock Compensation expense and the $11.2 million ($8.3 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the second quarter of fiscal 2021 were $311.4 million, a decrease of $22.3 million, or 6.7%, versus the second quarter of fiscal 2020. Excluding the impact of foreign currency, which positively impacted our revenues for the second quarter of fiscal 2021 by $11.9 million, revenues in the second quarter of fiscal 2021 would have decreased 10.2% versus the prior year period. This decrease was driven primarily by lower revenues related to Workshops + Digital Fees as a result of the closure of our studios and reduced operations related to the COVID-19 pandemic. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the second quarter of fiscal 2021 decreased $13.6 million, or 9.8%, versus the prior year period. Excluding the net impact of the $5.0 million of restructuring charges in the second quarter of fiscal 2021 and the impact of the $6.5 million of restructuring charges in the second quarter of fiscal 2020, total cost of revenues in the second quarter of fiscal 2021 would have decreased by 9.1%, or 11.8% on a constant currency basis, versus the prior year period. Gross profit decreased $8.6 million, or 4.4%, in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Excluding the impact of foreign currency, which positively impacted gross profit for the second quarter of fiscal 2021 by $8.3 million, gross profit in the second quarter of fiscal 2021 would have decreased 8.7% versus the prior year period. Excluding the net impact of the $5.0 million of restructuring charges in the second quarter of fiscal 2021 and the impact of the $6.5 million of restructuring charges in the second quarter of fiscal 2020, gross profit in the second quarter of fiscal 2021 would have decreased by 5.1%, or 9.2% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin in the second quarter of fiscal 2021 increased 1.4% to 59.7% versus 58.3% in the second quarter of fiscal 2020. Excluding the impact of foreign currency, gross margin in the second quarter of fiscal 2021 would have increased 1.0% to 59.4% versus the prior year period. Excluding the net impact of restructuring charges in the second quarter of fiscal 2021 and the impact of restructuring charges in the second quarter of fiscal 2020, gross margin in the second quarter of fiscal 2021 would have increased 1.0% to 61.3% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the second quarter of fiscal 2021 and the impact of restructuring charges in the second quarter of fiscal 2020, gross margin in the second quarter of fiscal 2021 would have increased 0.7% to 61.0% versus the prior year period. Gross margin increase was driven primarily by a mix shift to our higher margin Digital business, offset in part by a contraction of margins in the Workshops + Digital business and lower margins related to consumer product sales.

Marketing

Marketing expenses in the second quarter of fiscal 2021 increased $15.3 million, or 36.4%, versus the second quarter of fiscal 2020. Excluding the impact of foreign currency, which increased marketing expenses for the second quarter of fiscal 2021 by $2.4 million, marketing expenses in the second quarter of fiscal 2021 would have increased 30.7% versus the second quarter of fiscal 2020. This increase in marketing expenses was primarily due to cycling against lower than usual second quarter marketing expenses in the second quarter of fiscal 2020 given the then-uncertain COVID-19 environment. Marketing expenses as a percentage of revenue for the second quarter of fiscal 2021 increased to 18.4% from 12.6% for the second quarter of fiscal 2020.

Selling, General and Administrative

Selling, general and administrative expenses in the second quarter of fiscal 2021 decreased $32.6 million, or 32.0%, versus the second quarter of fiscal 2020. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the second quarter of fiscal 2021 by $1.7 million, selling, general and administrative expenses in the second quarter of fiscal 2021 would have decreased 33.7% versus the prior year period. Excluding the net impact of the $0.2 million of restructuring charges in the second quarter of fiscal 2021 and the impact of both the $32.7 million of Winfrey Stock Compensation expense and $4.7 million of restructuring charges in the second quarter of fiscal 2020, selling, general and administrative expenses in the second quarter of fiscal 2021 would have increased by 7.1%, or 4.5% on a constant currency basis, versus the prior year period. This increase in selling, general and administrative expenses in the second quarter of fiscal 2021 was driven primarily by higher employee compensation and related expenses. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2021 decreased to 22.2% from 30.5% for the second quarter of fiscal 2020.

Operating Income

Operating income in the second quarter of fiscal 2021 increased $8.7 million, or 17.0%, versus the prior year period. Excluding the impact of foreign currency, which positively impacted operating income for the second quarter of fiscal 2021 by $4.2 million, operating income in the second quarter of fiscal 2021 would have increased 8.9% versus the prior year period. Excluding the net impact of the $5.2 million of restructuring charges in the second quarter of fiscal 2021 and the impact of both the $32.7 million Winfrey Stock Compensation expense and the $11.2 million of restructuring charges in the second quarter of fiscal 2020, operating income in the second quarter of fiscal 2021 would have decreased by 31.6%, or 36.0% on a constant currency basis, versus the prior year period. Operating income margin in the second quarter of fiscal 2021 increased 3.9% to 19.2% versus 15.3% in the second quarter of fiscal 2020. Excluding the net impact of restructuring charges in the second quarter of fiscal 2021 and the impact of both the Winfrey Stock Compensation expense and restructuring charges in the second quarter of fiscal 2020, operating income margin in the second quarter of fiscal 2021 would have decreased by 7.6%, or 8.2% on a constant currency basis, versus the prior year period. This decrease in operating income margin was driven primarily by an increase in marketing expenses as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue, minimally offset by an increase in gross margin, versus the prior year period.

Interest Expense

Interest expense in the second quarter of fiscal 2021 decreased $10.7 million, or 34.5%, versus the second quarter of fiscal 2020. The decrease in interest expense was driven primarily by lower interest rates under our New Term Loan Facility (as defined below) and on our Senior Secured Notes (as defined below) as a result of our April 2021 debt refinancing (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2021 and the second quarter of fiscal 2020 and excluding the impact of our interest rate swaps then in effect, decreased to 4.73% per annum at the end of the second quarter of fiscal 2021 from 6.42% per annum at the end of the second quarter of fiscal 2020. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2021 and the second quarter of fiscal 2020, decreased to 5.32% per annum at the end of the second quarter of fiscal 2021 from 7.25% per annum at the end of the second quarter of fiscal 2020.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, was $0.4 million in the second quarter of fiscal 2021, flat compared to the prior year period.

Early Extinguishment of Debt

In the second quarter of fiscal 2021, we wrote-off $29.2 million of fees in connection with our April 2021 debt refinancing that we recorded as an early extinguishment of debt charge, comprised of $12.9 million of a prepayment penalty on the Discharged Senior Notes (as defined below), $9.0 million of financing fees and $7.2 million of pre-existing deferred financing fees and debt discount. For additional details on this refinancing, see “—Liquidity and Capital Resources—Long-Term Debt”.

Tax

Our effective tax rate for the second quarter of fiscal 2021 was 9.9% as compared to 28.6% for the second quarter of fiscal 2020. The tax expense in the second quarter of fiscal 2021 was impacted by tax windfalls from stock compensation. For the second quarter of fiscal 2021, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income, or FDII. The tax expense in the second quarter of fiscal 2020 was impacted by tax reserves related to a foreign income tax audit, partially offset by tax windfalls from stock compensation. For the second quarter of fiscal 2020, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense related to global intangible low-taxed income, or GILTI, and state income tax expense.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the second quarter of fiscal 2021 reflected a $5.1 million, or 36.7%, decrease from the second quarter of fiscal 2020. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in the second quarter of fiscal 2021 by $3.0 million, net income attributable to the Company in the second quarter of fiscal 2021 would have decreased 57.9% from the second quarter of fiscal 2020. Net income attributable to the Company in the second quarter of fiscal 2021 included a $21.8 million impact from the write-off of fees related to our April 2021 debt refinancing and a $3.9 million net impact from restructuring charges. Net income attributable to the Company in the second quarter of fiscal 2020 included a $24.4 million impact from the Winfrey Stock Compensation expense and an $8.3 million impact from restructuring charges.

Earnings per fully diluted share, or EPS, in the second quarter of fiscal 2021 was $0.12 compared to $0.20 in the second quarter of fiscal 2020. EPS for the second quarter of fiscal 2021 included a $0.31 impact from the write-off of fees related to our April 2021 debt refinancing and a $0.05 net impact from restructuring charges. EPS for the second quarter of fiscal 2020 included a $0.35 impact from the Winfrey Stock Compensation expense and a $0.12 impact from restructuring charges.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the second quarter of fiscal 2021 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q2 2021
	GAAP			Constant Currency
		Product			Product		Total
	Subscription	Sales &	Total	Subscription	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$182.0	$25.7	$207.6	$180.5	$25.4	$206.0	41.3	3,160.5	3,158.4
CE	69.3	8.6	77.9	63.0	7.8	70.8	17.2	1,349.1	1,273.9
UK	14.2	2.8	17.0	12.6	2.5	15.1	4.5	340.3	337.3
Other (1)	7.4	1.4	8.8	6.4	1.3	7.6	1.3	107.0	98.2
Total	$272.9	$38.5	$311.4	$262.5	$37.0	$299.5	64.3	4,956.9	4,867.7

	% Change Q2 2021 vs. Q2 2020
North America	(9.9%)	0.8%	(8.7%)	(10.7%)	(0.1%)	(9.5%)	0.6%	(2.8%)	(1.6%)
CE	1.1%	(7.1%)	0.2%	(8.1%)	(15.5%)	(9.0%)	4.3%	6.8%	0.1%
UK	(8.8%)	(32.7%)	(13.9%)	(19.0%)	(40.4%)	(23.5%)	(10.0%)	(15.8%)	(12.1%)
Other (1)	8.4%	(18.1%)	3.0%	(6.6%)	(26.9%)	(10.7%)	(1.9%)	(7.8%)	0.6%
Total	(6.9%)	(5.2%)	(6.7%)	(10.4%)	(8.9%)	(10.2%)	0.7%	(1.5%)	(1.9%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q2 2021
	Digital Subscription Revenues		Digital	Incoming	EOP	Workshops + Digital Fees		Workshops + Digital	Incoming Workshops	EOP Workshops
		Constant	Paid	Digital	Digital		Constant	Paid	+ Digital	+ Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$130.3	$129.1	34.2	2,630.7	2,604.5	$51.7	$51.4	7.1	529.8	554.0
CE	60.6	55.1	15.9	1,237.8	1,179.6	8.7	7.9	1.3	111.3	94.3
UK	9.6	8.5	3.5	267.2	260.7	4.6	4.1	1.0	73.0	76.5
Other (1)	4.9	4.2	1.0	81.7	74.8	2.5	2.2	0.3	25.3	23.4
Total	$205.3	$196.9	54.5	4,217.5	4,119.5	$67.5	$65.6	9.8	739.5	748.2

	% Change Q2 2021 vs. Q2 2020
North America	12.4%	11.4%	12.3%	13.8%	5.2%	(40.0%)	(40.3%)	(33.0%)	(43.6%)	(24.5%)
CE	19.5%	8.6%	14.1%	19.9%	6.8%	(51.1%)	(55.8%)	(48.6%)	(51.8%)	(43.8%)
UK	26.7%	12.6%	15.1%	21.0%	4.3%	(42.4%)	(48.9%)	(48.4%)	(60.1%)	(42.8%)
Other (1)	31.2%	12.9%	10.9%	13.2%	7.3%	(19.1%)	(30.1%)	(28.2%)	(42.3%)	(16.1%)
Total	15.4%	10.7%	13.0%	16.0%	5.6%	(41.3%)	(43.0%)	(37.4%)	(47.1%)	(29.6%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the second quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues in the second quarter of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by the significant decline in the number of Incoming Workshops + Digital Subscribers at the beginning of the second quarter of fiscal 2021 versus the prior year period driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment.

The increase in North America product sales and other in the second quarter of fiscal 2021 versus the prior year period was driven by the impact of foreign currency. Excluding foreign currency, North America product sales and other in the second quarter of fiscal 2021 would have been flat compared to the prior year period driven primarily by an increase in in-studio product sales, offset by a decrease in e-commerce product sales and licensing.

Continental Europe Performance

The increase in Continental Europe revenues in the second quarter of fiscal 2021 versus the prior year period was driven by the impact of foreign currency. Excluding foreign currency, Continental Europe revenues in the second quarter of fiscal 2021 would have decreased versus the prior year period driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues in the second quarter of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by the significant decline in the number of Incoming Workshops + Digital Subscribers at the beginning of the second quarter of fiscal 2021 versus the prior year period driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The increase in Continental Europe Total Paid Weeks in the second quarter of fiscal 2021 versus the prior year period was driven primarily by the higher number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2021 versus the beginning of the second quarter of fiscal 2020.

The decrease in Continental Europe product sales and other in the second quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

United Kingdom Performance

The decrease in UK revenues in the second quarter of fiscal 2021 versus the prior year period was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues in the second quarter of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by the significant decline in the number of Incoming Workshops + Digital Subscribers at the beginning of the second quarter of fiscal 2021 versus the prior year period driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The decrease in UK Total Paid Weeks in the second quarter of fiscal 2021 versus the prior year period was driven primarily by the lower number of Incoming Workshops + Digital Subscribers at the beginning of the second quarter of fiscal 2021 versus the beginning of the second quarter of fiscal 2020.

The decrease in UK product sales and other in the second quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

Other Performance

The increase in Other revenues in the second quarter of fiscal 2021 versus the prior year period was driven by the impact of foreign currency. Excluding foreign currency, Other revenues in the second quarter of fiscal 2021 would have decreased versus the prior year period driven by a decrease in both product sales and other and Subscription Revenues. The decrease in Subscription Revenues in the second quarter of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by the significant decline in the number of Incoming Workshops + Digital Subscribers at the beginning of the second quarter of fiscal 2021 versus the prior year period driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment.

The decrease in Other product sales and other in the second quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in franchise commissions.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 3, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 27, 2020

The table below sets forth selected financial information for the first six months of fiscal 2021 from our consolidated statements of net income for the six months ended July 3, 2021 versus selected financial information for the first six months of fiscal 2020 from our consolidated statements of net income for the six months ended June 27, 2020.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Six Months Ended
	July 3, 2021	June 27, 2020	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$643.2	$734.0	$(90.8)	(12.4%)		(15.4%)
Cost of revenues	263.7	328.3	(64.6)	(19.7%)		(21.7%)
Gross profit	379.5	405.7	(26.2)	(6.5%)		(10.3%)
Gross Margin %	59.0%	55.3%

Marketing expenses	174.1	159.8	14.3	8.9%		5.0%
Selling, general & administrative expenses	142.9	166.3	(23.4)	(14.1%)		(15.8%)
Goodwill impairment	—	3.7	(3.7)	(100.0%)		(100.0%)
Operating income	62.5	75.9	(13.3)	(17.6%)		(26.0%)
Operating Income Margin %	9.7%	10.3%

Interest expense	49.4	62.5	(13.1)	(21.0%)		(21.0%)
Other expense, net	0.1	0.4	(0.3)	(67.4%)		(67.4%)
Early extinguishment of debt	29.2	0.0	29.2	100.0%		100.0%
(Loss) income before income taxes	(16.2)	12.9	(29.1)	(100.0%)	*	(100.0%)	*

(Benefit from) provision for income taxes	(6.9)	4.9	(11.8)	(100.0%)	*	(100.0%)	*
Net (loss) income	(9.4)	7.9	(17.3)	(100.0%)	*	(100.0%)	*
Net loss attributable to the noncontrolling interest	—	0.0	(0.0)	(100.0%)		(100.0%)

Net (loss) income attributable to WW International, Inc.	$(9.4)	$7.9	$(17.3)	(100.0%)	*	(100.0%)	*

Weighted average diluted shares outstanding	69.3	69.9	(0.6)	(0.8%)		(0.8%)
Diluted (loss) earnings per share	$(0.14)	$0.11	$(0.25)	(100.0%)	*	(100.0%)	*

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the first six months of fiscal 2021 are adjusted to exclude the impact of the $11.6 million of 2021 plan restructuring charges and the reversal of $0.8 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the first six months ended July 3, 2021 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Six Months of Fiscal 2021	$379.5	59.0%	$62.5	9.7%
Adjustments to reported amounts (1)
2021 plan restructuring charges	10.8		11.6
2020 plan restructuring charges	(0.6)		(0.8)
Total adjustments (1)	10.2		10.7
First Six Months of Fiscal 2021, as adjusted (1)	$389.6	60.6%	$73.2	11.4%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first six months of fiscal 2021 to exclude the impact of the $11.6 million ($8.7 million after tax) of 2021 plan restructuring charges and the reversal of $0.8 million ($0.6 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first six months of fiscal 2020 are adjusted to exclude the impact of the $32.7 million Winfrey Stock Compensation expense, the $11.2 million of 2020 plan restructuring charges and the $3.7 million goodwill impairment charge related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the first six months ended June 27, 2020 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Six Months of Fiscal 2020	$405.7	55.3%	$75.9	10.3%
Adjustments to reported amounts (1)
Winfrey Stock Compensation expense	—		32.7
2020 plan restructuring charges	6.5		11.2
Goodwill impairment	—		3.7
Total adjustments (1)	6.5		47.6
First Six Months of Fiscal 2020, as adjusted (1)	$412.2	56.2%	$123.4	16.8%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first six months of fiscal 2020 to exclude the impact of the $32.7 million ($24.4 million after tax) Winfrey Stock Compensation expense, the $11.2 million ($8.3 million after tax) of 2020 plan restructuring charges and the $3.7 million ($2.7 million after tax) goodwill impairment charge. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first six months of fiscal 2021 were $643.2 million, a decrease of $90.8 million, or 12.4%, versus the first six months of fiscal 2020. Excluding the impact of foreign currency, which positively impacted our revenues for the first six months of fiscal 2021 by $22.3 million, revenues in the first six months of fiscal 2021 would have decreased 15.4% versus the prior year period. This decrease was driven primarily by lower revenues related to Workshops + Digital Fees and in-studio product sales as a result of the closure of our studios and reduced operations related to the COVID-19 pandemic. In North America, revenue also declined as we cycled against the revenues from the WW Presents: Oprah’s 2020 Vision tour. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first six months of fiscal 2021 decreased $64.6 million, or 19.7%, versus the prior year period. Excluding the net impact of the $10.2 million of restructuring charges in the first six months of fiscal 2021 and the impact of the $6.5 million of restructuring charges in the first six months of fiscal 2020, total cost of revenues in the first six months of fiscal 2021 would have decreased by 21.2%, or 23.3% on a constant currency basis, versus the prior year period. Gross profit decreased $26.2 million, or 6.5%, in the first six months of fiscal 2021 compared to the first six months of fiscal 2020. Excluding the impact of foreign currency, which positively impacted gross profit for the first six months of fiscal 2021 by $15.5 million, gross profit in the first six months of fiscal 2021 would have decreased 10.3% versus the prior year period. Excluding the net impact of the $10.2 million of restructuring charges in the first six months of fiscal 2021 and the impact of the $6.5 million of restructuring charges in the first six months of fiscal 2020, gross profit in the first six months of fiscal 2021 would have decreased by 5.5%, or 9.2% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin increased to 59.0% in the first six months of fiscal 2021 as compared to 55.3% in the prior year period. Excluding the impact of foreign currency, gross margin in the first six months of fiscal 2021 would have increased 3.4% to 58.6% versus the prior year period. Excluding the net impact of restructuring charges in the first six months of fiscal 2021 and the impact of restructuring charges in the first six months of fiscal 2020, gross margin in the first six months of fiscal 2021 would have increased 4.4% to 60.6% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the first six months of fiscal 2021 and the impact of restructuring charges in the first six months of fiscal 2020, gross margin in the first six months of fiscal 2021 would have increased 4.1% to 60.3% versus the prior year period. Gross margin increase was driven primarily by a mix shift to our higher margin Digital business and cycling against the net profit from the WW Presents: Oprah’s 2020 Vision tour as a percentage of revenue, offset in part by a contraction of margins in the Workshops + Digital business and lower margins related to consumer product sales.

Marketing

Marketing expenses in the first six months of fiscal 2021 increased $14.3 million, or 8.9%, versus the first six months of fiscal 2020. Excluding the impact of foreign currency, which increased marketing expenses for the first six months of fiscal 2021 by $6.3 million, marketing expenses in the first six months of fiscal 2021 would have increased 5.0% versus the first six months of fiscal 2020. This increase in marketing expenses was primarily due to cycling against lower than usual second quarter marketing expenses in the second quarter of fiscal 2020 given the then-uncertain COVID-19 environment. Marketing expenses as a percentage of revenue increased to 27.1% in the first six months of fiscal 2021 as compared to 21.8% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses in the first six months of fiscal 2021 decreased $23.4 million, or 14.1%, versus the first six months of fiscal 2020. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the first six months of fiscal 2021 by $2.9 million, selling, general and administrative expenses in the first six months of fiscal 2021 would have decreased 15.8% versus the prior year period. Excluding the net impact of the $0.6 million of restructuring charges in the first six months of fiscal 2021 and the impact of both the $32.7 million Winfrey Stock Compensation expense and the $4.7 million of restructuring charges in the first six months of fiscal 2020, selling, general and administrative expenses in the first six months of fiscal 2021 would have increased by 10.4%, or 8.1% on a constant currency basis, versus the prior year period. This increase in selling, general and administrative expenses in the first six months of fiscal 2021 was driven primarily by higher employee compensation and related expenses. Selling, general and administrative expenses as a percentage of revenue decreased to 22.2% in the first six months of fiscal 2021 as compared to 22.7% in the prior year period.

Impairment

In performing our interim impairment analysis for our Brazil reporting unit during the first quarter of fiscal 2020, we determined that, based on the fair values calculated, the carrying amount of goodwill related to our Brazil reporting unit exceeded our fair value and recorded an impairment charge of $3.7 million for the first six months of fiscal 2020.

Operating Income

Operating income in the first six months of fiscal 2021 decreased $13.3 million, or 17.6%, versus the prior year period. Excluding the impact of foreign currency, which positively impacted operating income for the first six months of fiscal 2021 by $6.4 million, operating income in the first six months of fiscal 2021 would have decreased 26.0% versus the prior year period. Excluding the net impact of the $10.7 million of restructuring charges in the first six months of fiscal 2021 and the impact of the $32.7 million Winfrey Stock Compensation expense, the $11.2 million of restructuring charges and the $3.7 million goodwill impairment charge related to our Brazil reporting unit in the first six months of fiscal 2020, operating income in the first six months of fiscal 2021 would have decreased by 40.7%, or 45.8% on a constant currency basis, versus the prior year period. Operating income margin in the first six months of fiscal 2021 decreased 0.6% to 9.7% versus 10.3% in the first six months of fiscal 2020. Excluding the net impact of restructuring charges in the first six months of fiscal 2021 and the impact of the Winfrey Stock Compensation expense, restructuring charges and the goodwill impairment charge in the first six months of fiscal 2020, operating income margin in the first six months of fiscal 2021 would have decreased by 5.4%, or 6.0% on a constant currency basis, versus the prior year period. This decrease in operating income margin was driven primarily by an increase in marketing expenses as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue, partially offset by an increase in gross margin, versus the prior year period.

Interest Expense

Interest expense in the first six months of fiscal 2021 decreased $13.1 million, or 21.0%, versus the first six months of fiscal 2020. The decrease in interest expense was driven primarily by lower interest rates under our New Term Loan Facility and on our Senior Secured Notes as a result of our April 2021 debt refinancing. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2021 and the first six months of fiscal 2020 and excluding the impact of our interest rate swaps then in effect, decreased to 5.66% per annum at the end of the first six months of fiscal 2021 from 6.97% per annum at the end of the first six months of fiscal 2020. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2021 and the first six months of fiscal 2020, decreased to 6.43% per annum at the end of the first six months of fiscal 2021 from 7.52% per annum at the end of the first six months of fiscal 2020. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.3 million in the first six months of fiscal 2021 to $0.1 million of expense as compared to $0.4 million of expense in the prior year period.

Early Extinguishment of Debt

In the second quarter of fiscal 2021, we wrote-off $29.2 million of fees in connection with our April 2021 debt refinancing that we recorded as an early extinguishment of debt charge, comprised of $12.9 million of a prepayment penalty on the Discharged Senior Notes, $9.0 million of financing fees and $7.2 million of pre-existing deferred financing fees and debt discount. For additional details on this refinancing, see “—Liquidity and Capital Resources—Long-Term Debt”.

Tax

Our effective tax rate in the first six months of fiscal 2021 was 42.3% as compared to 38.4% in the first six months of fiscal 2020. The tax expense for the first six months of fiscal 2021 was impacted by tax windfalls from stock compensation. For the first six months of fiscal 2021, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII. The tax expense for the first six months of fiscal 2020 was impacted by an impairment of our Brazil reporting unit which had a full valuation allowance and tax reserves related to a foreign income tax audit, partially offset by tax windfalls from stock compensation. For the first six months of fiscal 2020, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense related to GILTI, state income tax expense and tax expense from income earned in foreign jurisdictions.

Net (Loss) Income Attributable to the Company and (Loss) Earnings Per Share

Net loss attributable to the Company in the first six months of fiscal 2021 was $9.4 million, which reflected a $17.3 million, or 217.9%, decrease from net income attributable to the Company in the first six months of fiscal 2020 of $7.9 million. Excluding the impact of foreign currency, which positively impacted net loss attributable to the Company in the first six months of fiscal 2021 by $4.6 million, net loss attributable to the Company in the first six months of fiscal 2021 would have decreased 275.3% from net income attributable to the Company in the first six months of fiscal 2020. Net loss attributable to the Company in the first six months of fiscal 2021 included a $21.8 million impact from the write-off of fees related to our April 2021 debt refinancing and an $8.0 million net impact from restructuring charges. Net income attributable to the Company in the first six months of fiscal 2020 included a $24.4 million impact from the Winfrey Stock Compensation expense, an $8.3 million impact from restructuring charges and a $2.7 million impact from the goodwill impairment charge related to our Brazil reporting unit.

Diluted net loss per share in the first six months of fiscal 2021 was $0.14 compared to EPS of $0.11 in the first six months of fiscal 2020. Diluted net loss per share for the first six months of fiscal 2021 included a $0.31 impact from the write-off of fees related to our April 2021 debt refinancing and a $0.12 net impact from restructuring charges. EPS for the first six months of fiscal 2020 included a $0.35 impact from the Winfrey Stock Compensation expense, a $0.12 impact from restructuring charges and a $0.04 impact from the goodwill impairment charge related to our Brazil reporting unit.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first six months of fiscal 2021 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Half of Fiscal 2021
	GAAP			Constant Currency
		Product			Product		Total
	Subscription	Sales &	Total	Subscription	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$368.9	$60.0	$428.9	$366.8	$59.6	$426.4	81.5	2,822.3	3,158.4
CE	139.2	20.7	159.8	126.7	18.8	145.6	34.3	1,179.6	1,273.9
UK	29.2	6.9	36.1	26.5	6.3	32.8	8.9	323.5	337.3
Other (1)	15.4	3.0	18.3	13.4	2.7	16.1	2.7	97.7	98.2
Total	$552.7	$90.5	$643.2	$533.5	$87.4	$620.9	127.4	4,423.0	4,867.7

	% Change First Half of Fiscal 2021 vs. First Half of Fiscal 2020
North America	(14.4%)	(25.0%)	(16.1%)	(14.9%)	(25.5%)	(16.6%)	(2.4%)	3.7%	(1.6%)
CE	1.8%	(2.1%)	1.3%	(7.3%)	(10.7%)	(7.8%)	5.6%	11.3%	0.1%
UK	(14.9%)	(34.3%)	(19.4%)	(22.7%)	(39.9%)	(26.7%)	(14.9%)	(10.5%)	(12.1%)
Other (1)	(0.2%)	(38.2%)	(9.2%)	(12.9%)	(44.2%)	(20.3%)	(4.7%)	(4.3%)	0.6%
Total	(10.5%)	(22.2%)	(12.4%)	(13.6%)	(24.9%)	(15.4%)	(1.5%)	4.2%	(1.9%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Half of Fiscal 2021
	Digital Subscription Revenues		Digital	Incoming	EOP	Workshops + Digital Fees		Workshops + Digital	Incoming Workshops	EOP Workshops
		Constant	Paid	Digital	Digital		Constant	Paid	+ Digital	+ Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$262.3	$260.7	67.7	2,334.1	2,604.5	$106.6	$106.2	13.8	488.2	554.0
CE	119.5	108.9	31.5	1,059.9	1,179.6	19.7	17.9	2.8	119.7	94.3
UK	19.4	17.6	6.9	235.0	260.7	9.8	8.9	2.1	88.5	76.5
Other (1)	10.1	8.8	2.1	74.0	74.8	5.2	4.6	0.7	23.7	23.4
Total	$411.4	$396.0	108.1	3,703.0	4,119.5	$141.3	$137.5	19.4	720.0	748.2

	% Change First Half of Fiscal 2021 vs. First Half of Fiscal 2020
North America	12.9%	12.2%	13.0%	24.8%	5.2%	(46.4%)	(46.7%)	(41.5%)	(42.7%)	(24.5%)
CE	22.8%	11.8%	16.9%	22.8%	6.8%	(50.0%)	(54.6%)	(49.1%)	(39.1%)	(43.8%)
UK	28.1%	16.3%	16.5%	23.9%	4.3%	(48.9%)	(53.5%)	(55.1%)	(48.5%)	(42.8%)
Other (1)	31.5%	14.3%	13.1%	20.1%	7.3%	(32.0%)	(40.2%)	(36.6%)	(41.5%)	(16.1%)
Total	16.7%	12.3%	14.4%	24.0%	5.6%	(46.7%)	(48.1%)	(44.4%)	(42.9%)	(29.6%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the first six months of fiscal 2021 versus the prior year period was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues in the first six months of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the prior year period and the significant recruitment decline in the first six months of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The decrease in North America Total Paid Weeks in the first six months of fiscal 2021 was driven primarily by lower recruitments versus the prior year period due to the COVID-19 environment and cycling against the successful launch of the myWW program in the first six months of fiscal 2020.

The decrease in North America product sales and other in the first six months of fiscal 2021 versus the prior year period was driven primarily by cycling against the revenue received in connection with the WW Presents: Oprah’s 2020 Vision tour in the first six months of fiscal 2020.

Continental Europe Performance

The increase in Continental Europe revenues in the first six months of fiscal 2021 versus the prior year period was driven by the impact of foreign currency. Excluding foreign currency, Continental Europe revenues in the first six months of fiscal 2021 would have decreased versus the prior year period driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues in the first six months of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the prior year period and the significant recruitment decline in the first six months of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The increase in Continental Europe Total Paid Weeks in the first six months of fiscal 2021 versus the prior year period was driven primarily by the higher number of Incoming Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020.

The decrease in Continental Europe product sales and other in the first six months of fiscal 2021 versus the prior year period was driven primarily by a decrease in in-studio product sales, partially offset by an increase in e-commerce product sales.

United Kingdom Performance

The decrease in UK revenues in the first six months of fiscal 2021 versus the prior year period was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues in the first six months of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the prior year period and the significant recruitment decline in the first six months of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The decrease in UK Total Paid Weeks in the first six months of fiscal 2021 was driven primarily by lower recruitments versus the prior year period due to the COVID-19 environment and cycling against the successful launch of the myWW program in the first six months of fiscal 2020.

The decrease in UK product sales and other in the first six months of fiscal 2021 versus the prior year period was driven primarily by a decrease in in-studio product sales.

Other Performance

The decrease in Other revenues in the first six months of fiscal 2021 versus the prior year period was driven primarily by a decrease in product sales and other. The decrease in Subscription Revenues in the first six months of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the prior year period and the significant recruitment decline in the first six months of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment.

The decrease in Other product sales and other in the first six months of fiscal 2021 versus the prior year period was driven primarily by a decrease in franchise commissions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We currently believe that cash generated by operations, our cash on hand of approximately $125.6 million at July 3, 2021, our $173.8 million of availability under our New Revolving Credit Facility (as defined below) at July 3, 2021 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions arising from the COVID-19 pandemic. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. See “—Long-Term Debt” for additional details on this refinancing. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity and the availability of our New Revolving Credit Facility. In connection with our continued focus on maintaining flexibility and exercising cost discipline, in the third quarter we revised our previously disclosed fiscal 2021 restructuring plan and now estimate this plan will cost approximately $22.0 million in fiscal 2021. The evolving nature, and uncertain economic impact, of COVID-19 may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our New Revolving Credit Facility, may be adversely affected.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	July 3,	January 2,	Increase/
	2021	2021	(Decrease)
	(in millions)
Total current assets	$259.4	$299.2	$(39.8)
Total current liabilities	246.7	340.1	(93.4)
Working capital surplus (deficit)	12.7	(40.9)	(53.6)
Cash and cash equivalents	125.6	165.9	(40.3)
Current portion of long-term debt	10.0	77.0	(67.0)
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(102.8)	$(129.8)	$(27.0)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $27.0 million decrease in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	July 3,	January 2,	Increase/	Impact to Working
	2021	2021	(Decrease)	Capital Deficit
	(in millions)
Prepaid income taxes	$42.7	$20.0	$22.6	$(22.6)
Derivative payable	$21.5	$28.3	$(6.8)	$(6.8)
Income taxes payable	$1.7	$7.8	$(6.1)	$(6.1)
Portion of operating lease liabilities due within one year	$22.9	$28.6	$(5.7)	$(5.7)
Deferred revenue	$51.4	$50.5	$1.0	$1.0
Accrued interest	$5.4	$2.7	$2.7	$2.7
Operational liabilities and other, net of assets	$42.5	$32.0	$10.5	$10.5
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$(27.0)

Note: Totals may not sum due to rounding.

The increase in prepaid income taxes was primarily due to an accrual of tax benefits from the pre-tax loss and tax windfalls from stock options exercised by Ms. Oprah Winfrey, each in the first six months of fiscal 2021. The decrease in derivative payable was due to a change in fair value driven by the change in interest rates. The decrease in income taxes payable was primarily due to foreign tax payments, partially offset by foreign tax accruals. The decrease in the portion of operating lease liabilities due within one year was due to the increase in lease terminations. The increase in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by declines in inventory balances due to seasonality and prepaid advertising due to seasonality and timing of payments, partially offset by a decline in accrued liabilities due to the timing of payments.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended:

	July 3, 2021	June 27, 2020
	(in millions)
Net cash provided by operating activities	$38.3	$47.5
Net cash used for investing activities	$(30.8)	$(39.2)
Net cash used for financing activities	$(46.1)	$(41.0)

Operating Activities

First Six Months of Fiscal 2021

Cash flows provided by operating activities of $38.3 million in the first six months of fiscal 2021 reflected a decrease of $9.3 million from $47.5 million of cash flows provided by operating activities in the first six months of fiscal 2020. The decrease in cash provided by operating activities was primarily the result of a change in net (loss) income attributable to the Company of $17.3 million in the first six months of fiscal 2021 as compared to the prior year period.

First Six Months of Fiscal 2020

Cash flows provided by operating activities of $47.5 million in the first six months of fiscal 2020 reflected a decrease of $32.3 million from $79.8 million of cash flows provided by operating activities in the first six months of fiscal 2019. The decrease in cash provided by operating activities was primarily the result of a decrease in net income attributable to the Company of $35.2 million in the first six months of fiscal 2020 as compared to the prior year period.

Investing Activities

First Six Months of Fiscal 2021

Net cash used for investing activities totaled $30.8 million in the first six months of fiscal 2021, a decrease of $8.4 million as compared to the first six months of fiscal 2020. This decrease was primarily attributable to lower capital expenditures, partially offset by an increase in cash paid for acquisitions, in the first six months of fiscal 2021 as compared to the prior year period.

First Six Months of Fiscal 2020

Net cash used for investing activities totaled $39.2 million in the first six months of fiscal 2020, an increase of $15.6 million as compared to the first six months of fiscal 2019. This increase was primarily attributable to higher capital expenditures in the first six months of fiscal 2020. In the first six months of fiscal 2020, we entered into a strategic collaboration agreement with ClassPass Inc. (“ClassPass”) and also invested $5.0 million in ClassPass’ $285.0 million Series E Preferred Stock funding round.

Financing Activities

First Six Months of Fiscal 2021

Net cash used for financing activities totaled $46.1 million in the first six months of fiscal 2021 primarily due to the April 13, 2021 payment in full of approximately $1.2 billion of borrowings under our then-existing credit facilities and redemption of all of the $300.0 million aggregate principal amount of our then-existing senior notes, as well as the payment in aggregate of $37.3 million of prepayment penalties, financing costs and debt discount in connection with the April 2021 debt refinancing. In addition, there was $19.3 million used for scheduled debt repayments under our then-existing term loan facility in the first quarter of fiscal 2021. These payments were partially offset by the proceeds received of $1,000.0 million in an aggregate principal amount of borrowings under our New Term Loan Facility (as defined below) and proceeds received from the issuance of $500.0 million in aggregate principal amount of our Senior Secured Notes (as defined below) in connection with our April 2021 debt refinancing. See “—Long-Term Debt” for additional details on debt.

First Six Months of Fiscal 2020

Net cash used for financing activities totaled $41.0 million in the first six months of fiscal 2020 primarily due to $38.5 million used for scheduled debt repayments under our then-existing term loan facility. See “—Long-Term Debt” for additional details on debt.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at July 3, 2021:

Long-Term Debt

At July 3, 2021

(Balances in millions)

Balance
Term Loan Facility due April 13, 2028	$1,000.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,500.0
Less: Current portion	10.0
Unamortized deferred financing costs	13.9
Unamortized debt discount	16.4
Total long-term debt	$1,459.7

Note: Totals may not sum due to rounding.

On April 13, 2021, we (1) repaid in full approximately $1.2 billion in aggregate principal amount of senior secured tranche B term loans due in 2024 under our then-existing credit facilities and (2) redeemed all of the $300.0 million in aggregate principal amount of our then-outstanding 8.625% Senior Notes due in 2025, or the Discharged Senior Notes. On April 13, 2021, our then-existing credit facilities included a senior secured revolving credit facility (which included borrowing capacity available for letters of credit) due in 2022 with $175.0 million in an aggregate principal amount of commitments. There were no outstanding borrowings under such revolving credit facility on that date. We funded such repayment of loans and redemption of notes with cash on hand as well as with proceeds received from approximately $1,000.0 million in an aggregate principal amount of borrowings under our new credit facilities and proceeds received from the issuance of $500.0 million in aggregate principal amount of 4.500% Senior Secured Notes due 2029, or the Senior Secured Notes. These transactions are collectively referred to herein as the April 2021 debt refinancing. Our new credit facilities consist of a $1,000.0 million term loan facility and a $175.0 million revolving credit facility (which includes borrowing capacity available for letters of credit) (collectively, as amended from time to time, referred to herein as the New Credit Facilities). During the second quarter of fiscal 2021, we incurred fees of $37.9 million (which included $12.9 million of a prepayment penalty on the Discharged Senior Notes and $5.0 million of a debt discount on our New Term Loan Facility (as defined below)) in connection with our April 2021 debt refinancing. In addition, we recorded a loss on early extinguishment of debt of $29.2 million in connection thereto. This early extinguishment of debt write-off was comprised of $12.9 million of a prepayment penalty on the Discharged Senior Notes, $9.0 million of financing fees paid in connection with our April 2021 debt refinancing and $7.2 million of pre-existing deferred financing fees and debt discount.

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

As of July 3, 2021, we had $1,000.0 million in an aggregate principal amount of loans outstanding under our New Credit Facilities, with $173.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility. There were no outstanding borrowings under the New Revolving Credit Facility as of July 3, 2021.

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

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of July 3, 2021, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 3.50% and 2.50%, respectively. In the event that LIBOR is phased out as is currently expected, the New Credit Agreement provides that we and the administrative agent may amend the New Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the New Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

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

Outstanding Debt

At July 3, 2021, we had $1,500.0 million outstanding under the New Credit Facilities and the Senior Secured Notes, consisting of borrowings under the New Term Loan Facility of $1,000.0 million, $0.0 drawn down on the New Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At July 3, 2021 and January 2, 2021, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 11 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 5.67% and 7.03% per annum at July 3, 2021 and January 2, 2021, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 6.17% and 7.41% per annum at July 3, 2021 and January 2, 2021, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at July 3, 2021:

Total Debt Obligation

(Including Current Portion)

At July 3, 2021

(in millions)

Remainder of fiscal 2021	$5.0
Fiscal 2022	10.0
Fiscal 2023	10.0
Fiscal 2024	7.5
Fiscal 2025	12.5
Fiscal 2026 and thereafter	1,455.0
Total	$1,500.0

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At July 3, 2021 and June 27, 2020, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a loss of $15.9 million and $24.9 million, respectively. At July 3, 2021 and June 27, 2020, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $2.9 million and $15.3 million, respectively.

Dividends and Stock Transactions

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the sole discretion of our Board of Directors, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the provisions of Virginia law affecting the payment of distributions to shareholders and such other factors our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants in our existing indebtedness, including the New Credit Agreement governing the New Credit Facilities and the New Indenture governing the Senior Secured Notes, and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the six months ended July 3, 2021 and June 27, 2020, we repurchased no shares of our common stock under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, early extinguishment of debt, restructuring charges (including the net impact where applicable) and goodwill impairment.

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net income (loss), the most comparable GAAP financial measure, for the three and six months ended July 3, 2021 and June 27, 2020, and EBITDAS and Adjusted EBITDAS to net income for the trailing twelve months ended July 3, 2021:

(in millions)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	Trailing Twelve Months
Net income (loss)	$8.9	$14.0	$(9.4)	$7.9	$57.8
Interest	20.3	31.0	49.4	62.5	110.2
Taxes	1.0	5.6	(6.9)	4.9	5.7
Depreciation and amortization	11.4	12.8	23.3	25.0	48.4
Stock-based compensation	7.9	38.7	13.2	42.7	25.6
EBITDAS	$49.4	$102.1	$69.7	$143.1	$247.5
Early extinguishment of debt	29.2	—	29.2	—	29.2
2021 plan restructuring charges	6.0	—	11.6	—	11.6
2020 plan restructuring charges	(0.8)	11.2	(0.8)	11.2	21.0
Goodwill impairment	—	—	—	3.7	—
Adjusted EBITDAS (1)	$83.7	$113.3	$109.6	$157.9	$309.3

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the three months ended July 3, 2021 to exclude the $29.2 million early extinguishment of debt, the $6.0 million of 2021 plan restructuring charges and the reversal of $0.8 million of 2020 plan restructuring charges; adjusts the consolidated statements of net income for the three months ended June 27, 2020 to exclude the $11.2 million of 2020 plan restructuring charges; adjusts the consolidated statements of net income for the six months ended July 3, 2021 to exclude the $29.2 million early extinguishment of debt, the $11.6 million of 2021 plan restructuring charges and the reversal of $0.8 million of 2020 plan restructuring charges; and adjusts the consolidated statements of net income for the six months ended June 27, 2020 to exclude the $11.2 million of 2020 plan restructuring charges and the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of July 3, 2021, our net debt/Adjusted EBITDAS ratio was 4.3x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the six months ended:

(in millions)

July 3, 2021
Total debt	$1,500.0
Less: Unamortized deferred financing costs	13.9
Less: Unamortized debt discount	16.4
Less: Cash on hand	125.6
Net debt	$1,344.2

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 3, 2021, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2020 as amended have not materially changed from January 2, 2021.

At the end of the second quarter of fiscal 2021, borrowings under the New Credit Facilities bore interest at LIBOR plus an applicable margin of 3.50%. For the New Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the New Credit Agreement was set at 0.50%, referred to herein as the LIBOR Floor. In addition, as of July 3, 2021, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of July 3, 2021, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.5 million, driven primarily by the interest rate applicable to our New Term Loan Facility. A hypothetical 90 basis point decrease in interest rates would have resulted in no change to annual interest expense, driven primarily by the LIBOR Floor.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2021, the end of the second quarter of fiscal 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the second quarter of fiscal 2021, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 10, 2021, the Compensation and Benefits Committee of our Board of Directors determined to pay all eligible Company employees in the second quarter of fiscal 2021 that portion of the fiscal 2021 annual, performance-based cash bonus that was accrued based on the Company’s first quarter fiscal 2021 operating income performance under the Company’s previously-approved fiscal 2021 bonus plan.

ITEM 6.	EXHIBITS
Exhibit Number	Description

**Exhibit 4.1

Indenture, dated as of April 13, 2021, among WW International, Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee and notes collateral agent, relating to $500.0 million in aggregate principal amount of 4.500% Senior Secured Notes due 2029 (the “Notes”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on April 13, 2021 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 4.2	Form of Note (included in Exhibit 4.1).

**Exhibit 10.1

Credit Agreement, dated as of April 13, 2021, among WW International, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and issuing bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 13, 2021 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 10.2

Equal Priority Intercreditor Agreement, dated as of April 13, 2021, among WW International, Inc., the guarantors party thereto, Bank of America, N.A., as collateral agent under the Credit Agreement and The Bank of New York Mellon, as notes collateral agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on April 13, 2021 (File No. 001-16769), and incorporated herein by reference).

†**Exhibit 10.3

Third Amended and Restated WW International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 12, 2021 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Amy O’Keefe, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: August 10, 2021	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Amy O’Keefe
Amy O’Keefe
Chief Financial Officer (Principal Financial Officer)