Form 10-Q
period 2021-10-02
WW INTERNATIONAL, INC.
filed 2021-11-04
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

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

The number of shares of common stock outstanding as of October 28, 2021 was 70,021,024.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	October 2,	January 2,
	2021	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$188,230	$165,887
Receivables (net of allowances: October 2, 2021 - $2,061 and January 2, 2021 - $2,298)	30,309	34,555
Inventories	25,560	39,456
Prepaid income taxes	32,324	20,028
Prepaid marketing and advertising	3,897	15,656
Prepaid expenses and other current assets	20,600	23,610
TOTAL CURRENT ASSETS	300,920	299,192
Property and equipment, net	39,828	51,935
Operating lease assets	94,951	119,102
Franchise rights acquired	785,322	765,850
Goodwill	157,529	155,617
Other intangible assets, net	61,734	59,709
Deferred income taxes	12,169	13,625
Other noncurrent assets	15,431	16,144
TOTAL ASSETS	$1,467,884	$1,481,174
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$10,000	$77,000
Portion of operating lease liabilities due within one year	21,231	28,551
Accounts payable	15,115	23,052
Salaries and wages payable	63,971	58,047
Accrued marketing and advertising	9,334	15,556
Accrued interest	10,958	2,710
Other accrued liabilities	44,130	48,615
Derivative payable	19,616	28,283
Income taxes payable	2,851	7,810
Deferred revenue	50,231	50,475
TOTAL CURRENT LIABILITIES	247,437	340,099
Long-term debt, net	1,458,329	1,408,800
Long-term operating lease liabilities	82,550	101,561
Deferred income taxes	162,960	173,713
Other	7,985	5,212
TOTAL LIABILITIES	1,959,261	2,029,385
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 122,052 shares issued at October 2, 2021 and 121,470 shares issued at January 2, 2021	0	0
Treasury stock, at cost, 52,161 shares at October 2, 2021 and 52,497 shares at January 2, 2021	(3,127,295)	(3,140,903)
Retained earnings	2,656,970	2,617,841
Accumulated other comprehensive loss	(21,052)	(25,149)
TOTAL DEFICIT	(491,377)	(548,211)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,467,884	$1,481,174

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Subscription revenues, net	$262,401	$282,310	$815,092	$899,964
Product sales and other, net	31,096	38,389	121,580	154,733
Revenues, net	293,497	320,699	936,672	1,054,697
Cost of subscription revenues	90,280	99,485	285,209	343,056
Cost of product sales and other	25,180	31,118	93,965	115,882
Cost of revenues	115,460	130,603	379,174	458,938
Gross profit	178,037	190,096	557,498	595,759
Marketing expenses	34,569	38,262	208,656	198,090
Selling, general and administrative expenses	63,745	59,192	206,615	225,509
Goodwill impairment	—	—	—	3,665
Operating income	79,723	92,642	142,227	168,495
Interest expense	19,283	29,735	68,699	92,281
Other expense (income), net	764	(211)	908	230
Early extinguishment of debt	—	—	29,169	—
Income before income taxes	59,676	63,118	43,451	75,984
Provision for income taxes	13,346	8,604	6,488	13,546
Net income	46,330	54,514	36,963	62,438
Net loss attributable to the noncontrolling interest	—	11	—	30
Net income attributable to WW International, Inc.	$46,330	$54,525	$36,963	$62,468
Earnings per share attributable to WW International, Inc.
Basic	$0.66	$0.80	$0.53	$0.92
Diluted	$0.65	$0.78	$0.52	$0.89
Weighted average common shares outstanding
Basic	69,875	68,013	69,516	67,697
Diluted	70,860	70,002	70,866	69,936

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Net income	$46,330	$54,514	$36,963	$62,438
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(4,877)	4,004	(3,140)	(827)
Income tax benefit (expense) on foreign currency translation (loss) gain	1,229	(1,017)	791	215
Foreign currency translation (loss) gain, net of taxes	(3,648)	2,987	(2,349)	(612)
Gain (loss) on derivatives	1,891	2,125	8,617	(10,467)
Income tax (expense) benefit on gain (loss) on derivatives	(477)	(541)	(2,171)	2,673
Gain (loss) on derivatives, net of taxes	1,414	1,584	6,446	(7,794)
Total other comprehensive (loss) gain	(2,234)	4,571	4,097	(8,406)
Comprehensive income	44,096	59,085	41,060	54,032
Net loss attributable to the noncontrolling interest	—	11	—	30
Foreign currency translation (gain) loss, net of taxes attributable to the noncontrolling interest	—	(1)	—	93
Comprehensive loss attributable to the noncontrolling interest	—	10	—	123
Comprehensive income attributable to WW International, Inc.	$44,096	$59,095	$41,060	$54,155

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended October 2, 2021	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at July 3, 2021	$—	122,052	$0	52,211	$(3,129,329)	$(18,818)	$2,610,250	$(537,897)
Comprehensive income (loss)	—					(2,234)	46,330	44,096
Issuance of treasury stock under stock plans				(50)	2,034		(3,014)	(980)
Compensation expense on share- based awards							3,404	3,404
Balance at October 2, 2021	$—	122,052	$0	52,161	$(3,127,295)	$(21,052)	$2,656,970	$(491,377)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Nine Months Ended October 2, 2021	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 2, 2021	$—	121,470	$0	52,497	$(3,140,903)	$(25,149)	$2,617,841	$(548,211)
Comprehensive income	—					4,097	36,963	41,060
Issuance of treasury stock under stock plans				(336)	13,608		(18,481)	(4,873)
Compensation expense on share- based awards							16,596	16,596
Issuance of common stock		582					4,051	4,051
Balance at October 2, 2021	$—	122,052	$0	52,161	$(3,127,295)	$(21,052)	$2,656,970	$(491,377)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Three Months Ended September 26, 2020	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at June 27, 2020	$3,609	120,649	$0	52,669	$(3,147,758)	$(40,235)	$2,538,840	$(649,153)
Comprehensive income (loss)	(10)					4,570	54,525	59,095
Issuance of treasury stock under stock plans				(43)	1,747		(2,468)	(721)
Compensation expense on share- based awards							6,029	6,029
Balance at September 26, 2020	$3,599	120,649	$0	52,626	$(3,146,011)	$(35,665)	$2,596,926	$(584,750)

		WW International, Inc.

						Accumulated
	Redeemable					Other
Nine Months Ended September 26, 2020	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 28, 2019	$3,722	120,352	$0	52,933	$(3,158,274)	$(27,352)	$2,500,083	$(685,543)
Comprehensive income (loss)	(123)					(8,313)	62,468	54,155
Issuance of treasury stock under stock plans				(307)	12,263		(16,372)	(4,109)
Compensation expense on share- based awards							48,680	48,680
Issuance of common stock		297					2,067	2,067
Balance at September 26, 2020	$3,599	120,649	$0	52,626	$(3,146,011)	$(35,665)	$2,596,926	$(584,750)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	October 2,	September 26,
	2021	2020
Operating activities:
Net income	$36,963	$62,438
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,222	37,402
Amortization of deferred financing costs and debt discount	4,835	6,614
Goodwill impairment	—	3,665
Impairment of intangible and long-lived assets	421	—
Share-based compensation expense	16,596	48,680
Deferred tax (benefit) provision	(10,788)	5,302
Allowance for doubtful accounts	(91)	(77)
Reserve for inventory obsolescence	5,805	11,978
Foreign currency exchange rate loss	553	847
Early extinguishment of debt	29,169	—
Changes in cash due to:
Receivables	3,785	(5,602)
Inventories	8,390	(16,470)
Prepaid expenses	2,585	7,115
Accounts payable	(7,197)	2,966
Accrued liabilities	4,440	(31,321)
Deferred revenue	208	(12,836)
Other long term assets and liabilities, net	(2,001)	4,895
Income taxes	(5,522)	1,828
Cash provided by operating activities	125,373	127,424
Investing activities:
Capital expenditures	(1,947)	(20,469)
Capitalized software expenditures	(27,204)	(22,189)
Cash paid for acquisitions	(12,833)	—
Other items, net	(1,593)	(5,094)
Cash used for investing activities	(43,577)	(47,752)
Financing activities:
Net (payments) borrowings on revolver	0	0
Proceeds from new long term debt	1,500,000	—
Financing costs and debt discount	(36,985)	(475)
Payments on long-term debt	(1,511,500)	(57,750)
Taxes paid related to net share settlement of equity awards	(5,328)	(4,953)
Proceeds from stock options exercised	4,469	2,364
Cash paid for acquisitions	(6,450)	—
Other items, net	(116)	(148)
Cash used for financing activities	(55,910)	(60,962)
Effect of exchange rate changes on cash and cash equivalents	(3,543)	2,951
Net increase in cash and cash equivalents	22,343	21,661
Cash and cash equivalents, beginning of period	165,887	182,736
Cash and cash equivalents, end of period	$188,230	$204,397

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. For example, the global outbreak of the coronavirus (including its variants, COVID-19) has had and will continue to have an adverse impact on the Company’s business as well as on the business environment and the markets in which it operates. This global health crisis has also had a significant adverse effect on overall economic conditions and the Company expects consumer demand to continue to be negatively impacted due to changes in consumer behavior and confidence and health concerns. The situation remains dynamic and subject to rapid and possibly significant change, with the United States and other countries continuing to struggle with rolling outbreaks of COVID-19. Accordingly, the full extent of the magnitude and duration of the negative impact to the Company’s business from the COVID-19 pandemic cannot be predicted with certainty. The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing its Quarterly Report on Form 10-Q quarterly financial statements. These assumptions and estimates may change as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity. The consolidated financial statements include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

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

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of October 2, 2021. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at the implementation of the lease accounting standard, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s operating leases are primarily for its studios and corporate offices.

At October 2, 2021 and January 2, 2021, the Company’s lease assets and lease liabilities were as follows:

	October 2, 2021	January 2, 2021
Assets:
Operating lease assets	$94,951	$119,102
Finance lease assets	165	207
Total leased assets	$95,116	$119,309

Liabilities:
Current
Operating	$21,231	$28,551
Finance	95	88
Noncurrent
Operating	$82,550	$101,561
Finance	37	93
Total lease liabilities	$103,913	$130,293

For the three and nine months ended October 2, 2021 and September 26, 2020, the components of the Company’s lease expense were as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Operating lease cost:
Fixed lease cost	$8,533	$12,028	$29,359	$37,025
Lease termination cost	2,320	12	8,680	156
Variable lease cost	6	0	15	(4)
Total operating lease cost	$10,859	$12,040	$38,054	$37,177
Finance lease cost:
Amortization of leased assets	36	42	116	148
Interest on lease liabilities	2	3	7	9
Total finance lease cost	$38	$45	$123	$157
Total lease cost	$10,897	$12,085	$38,177	$37,334

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At October 2, 2021 and January 2, 2021, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	October 2, 2021	January 2, 2021
Weighted Average Remaining Lease Term (years)
Operating leases	7.32	7.08
Finance leases	1.62	2.35

Weighted Average Discount Rate
Operating leases	7.12	6.95
Finance leases	5.14	5.51

The Company’s leases have remaining lease terms of 0 to 11 years with a weighted average lease term of 7.31 years as of October 2, 2021.

At October 2, 2021, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2021	$5,703	$23	$5,726
Fiscal 2022	28,078	84	28,162
Fiscal 2023	20,454	26	20,480
Fiscal 2024	15,798	5	15,803
Fiscal 2025	11,544	—	11,544
Thereafter	54,524	—	54,524
Total lease payments	$136,101	$138	$136,239
Less imputed interest	32,320	6	32,326
Present value of lease liabilities	$103,781	$132	$103,913

Supplemental cash flow information related to leases for the nine months ended October 2, 2021 and September 26, 2020 were as follows:

	Nine Months Ended
	October 2,	September 26,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31,021	$37,123
Operating cash flows from finance leases	$7	$9
Financing cash flows from finance leases	$116	$148

Leased assets (modified) obtained in exchange for (modified) new operating lease liabilities	$(496)	$9,281
Leased assets obtained in exchange for new finance lease liabilities	$81	$127

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

4.	Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Digital Subscription Revenues	$195,288	$188,731	$606,687	$541,197
Workshops + Digital Fees	67,113	93,579	208,405	358,767
Subscription Revenues, net	$262,401	$282,310	$815,092	$899,964
Product sales and other, net	31,096	38,389	121,580	154,733
Revenues, net	$293,497	$320,699	$936,672	$1,054,697

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended October 2, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$125,077	$56,542	$9,007	$4,662	$195,288
Workshops + Digital Fees	51,661	8,727	4,528	2,197	67,113
Subscription Revenues, net	$176,738	$65,269	$13,535	$6,859	$262,401
Product sales and other, net	21,059	6,664	2,131	1,242	31,096
Revenues, net	$197,797	$71,933	$15,666	$8,101	$293,497

	Three Months Ended September 26, 2020
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$122,120	$53,230	$9,227	$4,154	$188,731
Workshops + Digital Fees	69,111	14,288	7,515	2,665	93,579
Subscription Revenues, net	$191,231	$67,518	$16,742	$6,819	$282,310
Product sales and other, net	23,964	8,993	3,730	1,702	38,389
Revenues, net	$215,195	$76,511	$20,472	$8,521	$320,699

	Nine Months Ended October 2, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$387,422	$176,059	$28,410	$14,796	$606,687
Workshops + Digital Fees	158,265	28,397	14,304	7,439	208,405
Subscription Revenues, net	$545,687	$204,456	$42,714	$22,235	$815,092
Product sales and other, net	81,055	27,308	9,021	4,196	121,580
Revenues, net	$626,742	$231,764	$51,735	$26,431	$936,672

	Nine Months Ended September 26, 2020
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$354,391	$150,572	$24,374	$11,860	$541,197
Workshops + Digital Fees	268,086	53,665	26,645	10,371	358,767
Subscription Revenues, net	$622,477	$204,237	$51,019	$22,231	$899,964
Product sales and other, net	103,949	30,084	14,219	6,481	154,733
Revenues, net	$726,426	$234,321	$65,238	$28,712	$1,054,697

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of January 2, 2021	$50,475	$44
Net decrease during the period	(244)	(36)
Balance as of October 2, 2021	$50,231	$8

Revenue recognized from amounts included in current deferred revenue as of January 2, 2021 was $49,808 for the nine months ended October 2, 2021. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $8 and $44 at October 2, 2021 and January 2, 2021, respectively, for revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.
5.	Acquisitions

Acquisitions of Franchisees

On August 16, 2021, the Company acquired substantially all of the assets of its franchisee for certain territories in Maine, Weight Watchers of Maine, Inc., for a purchase price of $2,250 (the “Maine Acquisition”). Payment was in the form of cash ($1,999), cash in reserves ($225) and assumed net liabilities ($26). The total purchase price has been allocated to goodwill ($2,153), customer relationship value ($56) and franchise rights acquired ($41). The goodwill will be deductible for tax purposes.

On March 22, 2021, the Company acquired substantially all of the assets of its Michigan franchisee, The WW Group, Inc., and its Ontario, Canada franchisee, The WW Group Co., as follows:

(a)

The Company acquired substantially all of the assets of The WW Group, Inc., which operated franchises in certain territories in Michigan, for an aggregate purchase price of $17,500. Payment was in the form of cash paid on March 22, 2021 ($8,255), cash paid on July 30, 2021 ($6,450), cash in reserves ($2,300) and assumed net liabilities ($495). The total purchase price has been allocated to franchise rights acquired ($16,885), customer relationship value ($408), inventories ($162), property and equipment, net ($41) and other assets ($4); and

(b)

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
6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended October 2, 2021, the change in the carrying value of franchise rights acquired was due to the franchisee acquisitions as described in Note 5 and the effect of exchange rate changes.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005 and the Company’s franchised territories. For the nine months ended October 2, 2021, the change in the carrying amount of goodwill was due to the Maine Acquisition and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of January 2, 2021	$145,071	$7,792	$1,268	$1,486	$155,617
Goodwill acquired during the period	2,153	—	—	—	2,153
Effect of exchange rate changes	268	(416)	(12)	(81)	(241)
Balance as of October 2, 2021	$147,492	$7,376	$1,256	$1,405	$157,529

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand as of the October 2, 2021 balance sheet date were $698,383, $60,064, $12,204, $6,528 and $4,911, respectively.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the October 2, 2021 balance sheet date were $105,121, $42,371 and $10,037, respectively.

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

Based on the results of the Company’s May 9, 2021 annual franchise rights acquired impairment analysis performed for all of its units of account as of the October 2, 2021 balance sheet date, all units, except for New Zealand, had an estimated fair value at least 45% higher than the respective unit’s carrying amount. Collectively, these units of account represent 99.4% of the Company’s total franchise rights acquired. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its New Zealand unit of account, which holds 0.6% of the Company’s franchise rights acquired as of the October 2, 2021 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 10%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $4,911 as of October 2, 2021.

Based on the results of the Company’s May 9, 2021 annual goodwill impairment test performed for all of its reporting units as of the October 2, 2021 balance sheet date, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

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

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of October 2, 2021 and January 2, 2021 were as follows:

	October 2, 2021		January 2, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$139,198	$118,068	$131,420	$109,170
Website development costs	112,402	80,744	95,718	67,656
Trademarks	12,096	11,622	11,999	11,457
Other	14,041	5,569	14,093	5,238
Trademarks and other intangible assets	$277,737	$216,003	$253,230	$193,521
Franchise rights acquired	7,937	4,705	7,925	4,575
Total finite-lived intangible assets	$285,674	$220,708	$261,155	$198,096

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,032 and $24,066 for the three and nine months ended October 2, 2021, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,557 and $22,108 for the three and nine months ended September 26, 2020, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2021	$7,951
Fiscal 2022	$25,946
Fiscal 2023	$15,831
Fiscal 2024	$5,647
Fiscal 2025 and thereafter	$9,591

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	October 2, 2021				January 2, 2021
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	2.61%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	997,500	7,607	15,766	4.48%	—	—	—	0.00%
Senior Secured Notes due April 15, 2029	500,000	5,798	—	4.72%	—	—	—	0.00%
Revolving Credit Facility due November 29, 2022	—	—	—	0.00%	—	—	—	3.03%
Term Loan Facility due November 29, 2024	—	—	—	6.03%	1,209,000	5,113	17,233	6.60%
Senior Notes due December 1, 2025	—	—	—	8.62%	300,000	854	—	8.71%
Total	$1,497,500	$13,405	$15,766	5.28%	$1,509,000	$5,967	$17,233	6.94%
Less: Current portion	10,000				77,000
Unamortized deferred financing costs	13,405				5,967
Unamortized debt discount	15,766				17,233
Total long-term debt	$1,458,329				$1,408,800

(1)	Includes amortization of deferred financing costs and debt discount.

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

As of October 2, 2021, the Company had $997,500 in an aggregate principal amount of loans outstanding under the New Credit Facilities, with $173,911 of availability and $1,089 in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility. There were no outstanding borrowings under the New Revolving Credit Facility as of October 2, 2021.

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

The foregoing mandatory prepayments will be used to reduce the installments of principal on the New Term Loan Facility. The Company may voluntarily repay outstanding loans under the New Credit Facilities at any time without penalty, except for customary “breakage” costs with respect to LIBOR loans under the New Credit Facilities.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of October 2, 2021, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 3.50% and 2.50%, respectively. In the event that LIBOR is phased out as is currently expected, the New Credit Agreement provides that the Company and the administrative agent may amend the New Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the New Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, the Company pays a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Leverage Ratio (as defined in the New Credit Agreement).

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

Outstanding Debt

At October 2, 2021, the Company had $1,497,500 outstanding under the New Credit Facilities and the Senior Secured Notes, consisting of borrowings under the New Term Loan Facility of $997,500, $0 drawn down on the New Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At October 2, 2021 and January 2, 2021, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 5.29% and 7.03% per annum at October 2, 2021 and January 2, 2021, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 5.80% and 7.41% per annum at October 2, 2021 and January 2, 2021, respectively, based on interest rates on these dates.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Numerator:
Net income attributable to WW International, Inc.	$46,330	$54,525	$36,963	$62,468
Denominator:
Weighted average shares of common stock outstanding	69,875	68,013	69,516	67,697
Effect of dilutive common stock equivalents	985	1,989	1,350	2,239
Weighted average diluted common shares outstanding	70,860	70,002	70,866	69,936
Earnings per share attributable to WW International, Inc.
Basic	$0.66	$0.80	$0.53	$0.92
Diluted	$0.65	$0.78	$0.52	$0.89

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 5,426 and 5,358 for the three months ended October 2, 2021 and September 26, 2020, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 5,270 and 3,589 for the nine months ended October 2, 2021 and September 26, 2020, respectively.

9.Income Taxes

The effective tax rates for the three and nine months ended October 2, 2021 were 22.4% and 14.9%, respectively. The effective tax rates for the three and nine months ended September 26, 2020 were 13.6% and 17.8%, respectively. For the nine months ended October 2, 2021, the tax expense was impacted by tax windfalls from stock compensation and the reversal of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized. For the nine months ended October 2, 2021, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income (“FDII”). For the nine months ended September 26, 2020, the tax expense was impacted by a tax benefit related to the reversal of the fiscal 2018, fiscal 2019 and fiscal 2020 tax impact of global intangible low-taxed income and tax windfalls from stock compensation, partially offset by an impairment of the Company’s Brazil reporting unit which had a full valuation allowance and an increase to tax reserves related to a foreign income tax audit. For the nine months ended September 26, 2020, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to tax expense from income earned in foreign jurisdictions and state income tax expense, partially offset by a tax benefit related to FDII.

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

Between March and July 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. The allegations in the demands related to those contained in the dismissed securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors created a special committee to investigate and evaluate the claims made in the demands. In addition, four derivative complaints were filed, each making allegations against certain of the Company’s officers and directors and/or Artal and certain of its affiliates. First, on June 13, 2019, a shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. Second, on July 23, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. Third, on October 25, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. Finally, on December 16, 2019, a shareholder derivative complaint was filed in New York Supreme Court against certain of the Company’s officers and directors, and Artal and certain of its affiliates, alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. This action and the derivative action filed October 25, 2019 (collectively, the “Derivative Actions”) were initially stayed pending a decision on the defendants’ motion to dismiss the securities class action, and all parties agreed to an additional stay until June 24, 2021. On June 24, 2021, the parties to the Derivative Actions jointly notified the Southern District of New York and the New York Supreme Court that the parties reached an agreement-in-principle to resolve the Derivative Actions. Subsequently, on August 17, 2021, the parties to the Derivative Actions jointly filed the formal Stipulation of Settlement as well as the Proposed Order and Final Judgment in New York Supreme Court. On October 19, 2021, the New York Supreme Court held a Final Approval Hearing and approved the settlement. The parties have agreed to notify the Southern District of New York of this dismissal and submit a voluntary dismissal of the October 25, 2019 federal derivative action.

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

As of October 2, 2021 and January 2, 2021, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000 and $750,000, respectively.

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

As of October 2, 2021 and January 2, 2021, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $14,533 ($19,543 before taxes) and $20,979 ($28,161 before taxes), respectively. As of October 2, 2021 and January 2, 2021, the aggregate fair values of the Company’s current swaps were liabilities of $19,616 and $28,283, respectively, which were included in derivative payable in the consolidated balance sheets.

The Company is hedging forecasted transactions for periods not exceeding the next three years. The Company expects approximately $4,906 ($6,557 before taxes) of derivative losses included in accumulated other comprehensive loss at October 2, 2021, based on current market rates, will be reclassified into earnings within the next 12 months.
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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of October 2, 2021 and January 2, 2021. The fair value of the Company’s borrowings under the New Revolving Credit Facility approximated a carrying value of $0 at October 2, 2021. The fair value of the Company’s borrowings under the then-existing Revolving Credit Facility approximated a carrying value of $0 at January 2, 2021.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of October 2, 2021 and January 2, 2021, the fair value of the Company’s long-term debt was approximately $1,455,961 and $1,501,148, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,468,329 and $1,485,800, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at October 2, 2021	$19,616	$—	$19,616	$—
Interest rate swap liability at January 2, 2021	$28,283	$—	$28,283	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the nine months ended October 2, 2021 and the fiscal year ended January 2, 2021.
13.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Nine Months Ended October 2, 2021
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 2, 2021	$(20,979)	$(4,170)	$(25,149)
Other comprehensive income (loss) before reclassifications, net of tax	418	(2,349)	(1,931)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	6,028	—	6,028
Net current period other comprehensive income (loss)	6,446	(2,349)	4,097
Ending balance at October 2, 2021	$(14,533)	$(6,519)	$(21,052)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Nine Months Ended September 26, 2020
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)
Other comprehensive loss before reclassifications, net of tax	(13,937)	(612)	(14,549)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	6,143	—	6,143
Net current period other comprehensive loss including noncontrolling interest	(7,794)	(612)	(8,406)
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	—	93	93
Ending balance at September 26, 2020	$(23,323)	$(12,342)	$(35,665)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(2,213)	$(3,698)	$(8,058)	$(8,235)	Interest expense
	(2,213)	(3,698)	(8,058)	(8,235)	Income before income taxes
	557	939	2,030	2,092	Provision for income taxes
	$(1,656)	$(2,759)	$(6,028)	$(6,143)	Net income

(a)	Amounts in parentheses indicate debits to profit/loss
14.	Segment Data

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

Information about the Company’s reportable segments is as follows:

	Total Revenues, net		Total Revenues, net
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
North America	$197,797	$215,195	$626,742	$726,426
Continental Europe	71,933	76,511	231,764	234,321
United Kingdom	15,666	20,472	51,735	65,238
Other	8,101	8,521	26,431	28,712
Total revenues, net	$293,497	$320,699	$936,672	$1,054,697

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Income		Net Income
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Segment operating income:
North America	$74,310	$79,978	$163,287	$204,748
Continental Europe	36,116	37,159	89,620	92,360
United Kingdom	3,502	4,056	6,085	7,406
Other	1,746	1,551	3,834	1,582
Total segment operating income	115,674	122,744	262,826	306,096
General corporate expenses	35,951	30,102	120,599	137,601
Interest expense	19,283	29,735	68,699	92,281
Other expense (income), net	764	(211)	908	230
Early extinguishment of debt	—	—	29,169	—
Provision for income taxes	13,346	8,604	6,488	13,546
Net income	$46,330	$54,514	$36,963	$62,438
Net loss attributable to the noncontrolling interest	—	11	—	30
Net income attributable to WW International, Inc.	$46,330	$54,525	$36,963	$62,468

	Depreciation and Amortization		Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
North America	$9,635	$9,496	$29,752	$30,041
Continental Europe	340	409	1,171	1,192
United Kingdom	160	252	639	762
Other	96	91	312	273
Total segment depreciation and amortization	10,231	10,248	31,874	32,268
General corporate depreciation and amortization	2,200	4,403	10,183	11,748
Depreciation and amortization	$12,431	$14,651	$42,057	$44,016

15.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $80 and $746 for the three and nine months ended October 2, 2021, respectively, and $305 and $2,066 for the three and nine months ended September 26, 2020, respectively, which services included advertising, production and related fees.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Entities related to Ms. Winfrey were reimbursed for actual costs incurred in connection with the WW Presents: Oprah’s 2020 Vision tour totaling $2 and $1,653 for the three and nine months ended September 26, 2020, respectively.

The Company’s accounts payable to parties related to Ms. Winfrey at October 2, 2021 and January 2, 2021 was $0 and $76, respectively.

During the nine months ended October 2, 2021, as permitted by the transfer provisions set forth in the previously disclosed Share Purchase Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, as amended (the “Purchase Agreement”), and the previously disclosed Winfrey Option Agreement, dated October 18, 2015, between the Company and Ms. Winfrey (the “Initial Option Agreement”), Ms. Winfrey sold shares she purchased under such purchase agreement and exercised a portion of her stock options granted in 2015 resulting in the sale of shares issuable under such options, respectively, as follows: (i) in the second quarter of fiscal 2021, 666 purchased shares and 251 option shares and (ii) in the first quarter of fiscal 2021, 875 purchased shares and 330 option shares.

In the second quarter of fiscal 2020, as permitted by the transfer provisions set forth in the Purchase Agreement and the Initial Option Agreement, Ms. Winfrey sold 604 of the shares she purchased under such purchase agreement and exercised a portion of her stock options granted in 2015 resulting in the sale of 297 shares issuable under such options.

16.Restructuring

2021 Plan

As previously disclosed, in the first quarter of fiscal 2021, as the Company continued to evaluate its cost structure, anticipate consumer demand and focus on costs, the Company committed to a plan which has resulted and will result in the termination of operating leases and elimination of certain positions worldwide. As previously disclosed, the Company estimates this plan will cost approximately $22,000 in fiscal 2021. During the three and nine months ended October 2, 2021, the Company recorded restructuring expenses totaling $9,324 ($6,975 after tax) and $20,898 ($15,634 after tax), respectively.

For the three and nine months ended October 2, 2021, the components of the Company’s restructuring expenses were as follows:

	Three Months Ended	Nine Months Ended
	October 2, 2021	October 2, 2021
Lease termination and other related costs	$2,980	$12,488
Employee termination benefit costs	6,344	8,410
Total restructuring expenses	$9,324	$20,898

For the three and nine months ended October 2, 2021, restructuring expenses were recorded in the Company’s consolidated statements of net income as follows:

	Three Months Ended	Nine Months Ended
	October 2, 2021	October 2, 2021
Cost of revenues	$5,620	$16,401
Selling, general and administrative expenses	3,704	4,497
Total restructuring expenses	$9,324	$20,898

All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments.

For the nine months ended October 2, 2021, the Company made payments of $6,623 towards the liability for the lease termination costs and decreased provision estimates by $3. For the nine months ended October 2, 2021, the Company made payments of $1,693 towards the liability for the employee termination benefit costs and decreased provision estimates by $25. The Company expects the remaining lease termination liability of $2,516 and the remaining employee termination benefit liability of $6,692 to be paid in full in fiscal 2023.

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

For the nine months ended October 2, 2021, the Company made payments of $4,649 towards the liability for the lease termination costs and decreased provision estimates by $470. For the nine months ended October 2, 2021, the Company made payments of $6,343 towards the liability for the employee termination benefit costs and decreased provision estimates by $1,136.

The Company expects the remaining lease termination liability of $202 and the remaining employee termination benefit liability of $2,370 to be paid in full in fiscal 2022.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross profit margin, operating income and operating income margin are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the third quarter and first nine months of fiscal 2021 to exclude the net impact of (x) charges associated with our previously disclosed 2021 organizational restructuring plan and (y) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan; (ii) the third quarter of fiscal 2020 to exclude the impact of charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 restructuring charges”); and (iii) the first nine months of fiscal 2020 to exclude the impact of (x) the one-time stock compensation expense associated with the previously disclosed option granted to Ms. Oprah Winfrey in connection with the Company extending its partnership with Ms. Winfrey (the “Winfrey Stock Compensation expense”), (y) the 2020 restructuring charges and (z) the impairment charge for our goodwill related to our Brazil reporting unit. We generally refer to such non-GAAP measures as follows: (i) with respect to the adjustments for the third quarter and first nine months of fiscal 2021, as excluding or adjusting for the net impact of restructuring charges; and (ii) with respect to the adjustments for the third quarter and first nine months of fiscal 2020, as applicable, as excluding or adjusting for the impact of the Winfrey Stock Compensation expense, the restructuring charges and/or the goodwill impairment charge. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, early extinguishment of debt, restructuring charges (including the net impact where applicable) and goodwill impairment (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Workshops + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand as of the October 2, 2021 balance sheet date were $698.4 million, $60.1 million, $12.2 million, $6.5 million and $4.9 million, respectively.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the October 2, 2021 balance sheet date were $105.1 million, $42.4 million and $10.0 million, respectively.

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

Based on the results of our May 9, 2021 annual franchise rights acquired impairment analysis performed for all of our units of account as of the October 2, 2021 balance sheet date, all units, except for New Zealand, had an estimated fair value at least 45% higher than the respective unit’s carrying amount. Collectively, these units of account represent 99.4% of our total franchise rights acquired. Based on the results of our annual franchise rights acquired impairment test performed for our New Zealand unit of account, which holds 0.6% of our franchise rights acquired as of the October 2, 2021 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 10%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $4.9 million as of October 2, 2021.

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

Based on the results of our May 9, 2021 annual goodwill impairment test performed for all of our reporting units as of the October 2, 2021 balance sheet date, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

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

COVID-19 PANDEMIC

The novel coronavirus (including its variants, COVID-19) pandemic continues to impact our business operations and the markets in which we operate. While the outbreak of COVID-19 did not have a significant effect on our reported results for the first quarter of fiscal 2020, it did have a significant effect on our reported results for the remainder of fiscal 2020 and the first nine months of fiscal 2021. The number of End of Period Subscribers for the third quarter of fiscal 2021 decreased 4.3% versus the prior year period. The challenging COVID-19 environment for our Workshops + Digital business drove a significant decrease in End of Period Workshops + Digital Subscribers for the third quarter of fiscal 2021 versus the prior year period. Additionally, the impact of COVID-19 on consumer sentiment and prioritization of discretionary spending was reflected in the decrease in End of Period Digital Subscribers. The negative impact of COVID-19 is expected to continue to impact the business in the fourth quarter of fiscal 2021 and potentially in subsequent periods.

The extent to which our operations and business trends will continue in future periods to be impacted by, and any unforeseen costs will result from, the ongoing outbreak of COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, new information that may emerge concerning the severity of the outbreak, health implications and vaccine availability, actions by government authorities to contain the outbreak or treat its impact, and changes in consumer behavior resulting from the outbreak and such government actions. We continue to actively monitor the ongoing global outbreak of COVID-19 and its impact and related developments.

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

As we continue to address the impact of the pandemic, and the related evolving legal and consumer landscape, we are focused on how to best meet our members’ and consumers’ needs as restrictions are lifted or reinstated. We consolidated certain of our studios into branded studio locations and continue to close certain other branded studio locations. The decision to re-open a studio location, if at all, or further consolidate studio locations, will be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences, changes in consumer behavior, and the protection of the health and safety of our employees and members, and will be dependent on cost efficiencies and alignment with our digital and brand strategy. The current number of our studio locations is significantly lower than that prior to the pandemic, and we expect it to remain below pre-COVID-19 levels. As a result, we have incurred and may continue to incur significant costs associated with our real estate realignment.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 2, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 26, 2020

The table below sets forth selected financial information for the third quarter of fiscal 2021 from our consolidated statements of net income for the three months ended October 2, 2021 versus selected financial information for the third quarter of fiscal 2020 from our consolidated statements of net income for the three months ended September 26, 2020.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	October 2, 2021	September 26, 2020	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$293.5	$320.7	$(27.2)	(8.5%)		(9.3%)
Cost of revenues	115.5	130.6	(15.1)	(11.6%)		(12.3%)
Gross profit	178.0	190.1	(12.1)	(6.3%)		(7.3%)
Gross Margin %	60.7%	59.3%

Marketing expenses	34.6	38.3	(3.7)	(9.7%)		(10.5%)
Selling, general & administrative expenses	63.7	59.2	4.6	7.7%		6.9%
Operating income	79.7	92.6	(12.9)	(13.9%)		(15.1%)
Operating Income Margin %	27.2%	28.9%

Interest expense	19.3	29.7	(10.5)	(35.1%)		(35.1%)
Other expense (income), net	0.8	(0.2)	1.0	100.0%	*	100.0%	*
Income before income taxes	59.7	63.1	(3.4)	(5.5%)		(7.1%)

Provision for income taxes	13.3	8.6	4.7	55.1%		51.6%
Net income	46.3	54.5	(8.2)	(15.0%)		(16.4%)
Net loss attributable to the noncontrolling interest	—	0.0	(0.0)	(100.0%)		(100.0%)

Net income attributable to WW International, Inc.	$46.3	$54.5	$(8.2)	(15.0%)		(16.4%)

Weighted average diluted shares outstanding	70.9	70.0	0.9	1.2%		1.2%
Diluted earnings per share	$0.65	$0.78	$(0.13)	(16.1%)		(17.4%)

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the third quarter of fiscal 2021 are adjusted to exclude the impact of the $9.3 million of 2021 plan restructuring charges and the reversal of $0.7 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended October 2, 2021 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Third Quarter of Fiscal 2021	$178.0	60.7%	$79.7	27.2%
Adjustments to reported amounts (1)
2021 plan restructuring charges	5.6		9.3
2020 plan restructuring charges	(0.7)		(0.7)
Total adjustments (1)	4.9		8.6
Third Quarter of Fiscal 2021, as adjusted (1)	$183.0	62.3%	$88.4	30.1%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the third quarter of fiscal 2021 to exclude the impact of the $9.3 million ($7.0 million after tax) of 2021 plan restructuring charges and the reversal of $0.7 million ($0.5 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the third quarter of fiscal 2020 are adjusted to exclude the impact of the $2.3 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended September 26, 2020 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Third Quarter of Fiscal 2020	$190.1	59.3%	$92.6	28.9%
Adjustments to reported amounts (1)
2020 plan restructuring charges	1.1		2.3
Total adjustments (1)	1.1		2.3
Third Quarter of Fiscal 2020, as adjusted (1)	$191.2	59.6%	$94.9	29.6%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the third quarter of fiscal 2020 to exclude the impact of the $2.3 million ($1.7 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the third quarter of fiscal 2021 were $293.5 million, a decrease of $27.2 million, or 8.5%, versus the third quarter of fiscal 2020. Excluding the impact of foreign currency, which positively impacted our revenues for the third quarter of fiscal 2021 by $2.7 million, revenues in the third quarter of fiscal 2021 would have decreased 9.3% versus the prior year period. This decrease was driven primarily by lower revenues related to Workshops + Digital Fees due to the impact of the COVID-19 environment. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the third quarter of fiscal 2021 decreased $15.1 million, or 11.6%, versus the prior year period. Excluding the net impact of the $4.9 million of restructuring charges in the third quarter of fiscal 2021 and the impact of the $1.1 million of restructuring charges in the third quarter of fiscal 2020, total cost of revenues in the third quarter of fiscal 2021 would have decreased by 14.7%, or 15.4% on a constant currency basis, versus the prior year period. Gross profit decreased $12.1 million, or 6.3%, in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. Excluding the impact of foreign currency, which positively impacted gross profit for the third quarter of fiscal 2021 by $1.8 million, gross profit in the third quarter of fiscal 2021 would have decreased 7.3% versus the prior year period. Excluding the net impact of the $4.9 million of restructuring charges in the third quarter of fiscal 2021 and the impact of the $1.1 million of restructuring charges in the third quarter of fiscal 2020, gross profit in the third quarter of fiscal 2021 would have decreased by 4.3%, or 5.2% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin in the third quarter of fiscal 2021 increased 1.4% to 60.7% versus 59.3% in the third quarter of fiscal 2020. Excluding the impact of foreign currency, gross margin in the third quarter of fiscal 2021 would have increased 1.3% to 60.6% versus the prior year period. Excluding the net impact of restructuring charges in the third quarter of fiscal 2021 and the impact of restructuring charges in the third quarter of fiscal 2020, gross margin in the third quarter of fiscal 2021 would have increased 2.7% to 62.3% versus the prior year period, both as reported and on a constant currency basis. Gross margin increase was driven primarily by a revenue mix shift to our higher margin Digital business, partially offset by an increase in fixed costs related to Digital 360.

Marketing

Marketing expenses in the third quarter of fiscal 2021 decreased $3.7 million, or 9.7%, versus the third quarter of fiscal 2020. Excluding the impact of foreign currency, which increased marketing expenses for the third quarter of fiscal 2021 by $0.3 million, marketing expenses in the third quarter of fiscal 2021 would have decreased 10.5% versus the third quarter of fiscal 2020. This decrease in marketing expenses was primarily due to a decline in TV media spending, partially offset by higher spending in online and social media. Marketing expenses as a percentage of revenue for the third quarter of fiscal 2021 decreased to 11.8% from 11.9% for the third quarter of fiscal 2020.

Selling, General and Administrative

Selling, general and administrative expenses in the third quarter of fiscal 2021 increased $4.6 million, or 7.7%, versus the third quarter of fiscal 2020. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the third quarter of fiscal 2021 by $0.4 million, selling, general and administrative expenses in the third quarter of fiscal 2021 would have increased 6.9% versus the prior year period. Excluding the impact of the $3.7 million of restructuring charges in the third quarter of fiscal 2021 and the impact of the $1.2 million of restructuring charges in the third quarter of fiscal 2020, selling, general and administrative expenses in the third quarter of fiscal 2021 would have increased by 3.5%, or 2.7% on a constant currency basis, versus the prior year period. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2021 increased to 21.7% from 18.5% for the third quarter of fiscal 2020.

Operating Income

Operating income in the third quarter of fiscal 2021 decreased $12.9 million, or 13.9%, versus the prior year period. Excluding the impact of foreign currency, which positively impacted operating income for the third quarter of fiscal 2021 by $1.0 million, operating income in the third quarter of fiscal 2021 would have decreased 15.1% versus the prior year period. Excluding the net impact of the $8.6 million of restructuring charges in the third quarter of fiscal 2021 and the impact of the $2.3 million of restructuring charges in the third quarter of fiscal 2020, operating income in the third quarter of fiscal 2021 would have decreased by 6.9%, or 8.0% on a constant currency basis, versus the prior year period. Operating income margin in the third quarter of fiscal 2021 decreased 1.7% to 27.2% versus 28.9% in the third quarter of fiscal 2020. Excluding the net impact of restructuring charges in the third quarter of fiscal 2021 and the impact of restructuring charges in the third quarter of fiscal 2020, operating income margin in the third quarter of fiscal 2021 would have increased by 0.5%, or 0.4% on a constant currency basis, versus the prior year period. This increase in operating income margin was driven primarily by an increase in gross margin, largely offset by an increase in selling, general and administrative expenses as a percentage of revenue, versus the prior year period.

Interest Expense

Interest expense in the third quarter of fiscal 2021 decreased $10.5 million, or 35.1%, versus the third quarter of fiscal 2020. The decrease in interest expense was driven primarily by lower interest rates under our New Term Loan Facility (as defined below) and on our Senior Secured Notes (as defined below) as a result of our April 2021 debt refinancing (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2021 and the third quarter of fiscal 2020 and excluding the impact of our interest rate swaps then in effect, decreased to 4.69% per annum at the end of the third quarter of fiscal 2021 from 6.57% per annum at the end of the third quarter of fiscal 2020. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2021 and the third quarter of fiscal 2020, decreased to 5.29% per annum at the end of the third quarter of fiscal 2021 from 7.53% per annum at the end of the third quarter of fiscal 2020.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense (Income), Net

Other expense (income), net, which consists primarily of the impact of foreign currency on intercompany transactions, changed by $1.0 million in the third quarter of fiscal 2021 to $0.8 million of expense as compared to $0.2 million of income in the prior year period.

Tax

Our effective tax rate for the third quarter of fiscal 2021 was 22.4% as compared to 13.6% for the third quarter of fiscal 2020. The tax expense in the third quarter of fiscal 2021 was impacted by the reversal of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized. For the third quarter of fiscal 2021, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income, or FDII. The tax expense in the third quarter of fiscal 2020 was impacted by a tax benefit related to the reversal of the fiscal 2018, fiscal 2019 and fiscal 2020 tax impact of global intangible low-taxed income, or GILTI. For the third quarter of fiscal 2020, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense from income earned in foreign jurisdictions and state income tax expense, partially offset by a tax benefit related to FDII.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the third quarter of fiscal 2021 was $46.3 million, which reflected an $8.2 million, or 15.0%, decrease from the third quarter of fiscal 2020. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in the third quarter of fiscal 2021 by $0.7 million, net income attributable to the Company in the third quarter of fiscal 2021 would have decreased 16.4% from the third quarter of fiscal 2020. Net income attributable to the Company in the third quarter of fiscal 2021 included a $6.5 million net impact from restructuring charges. Net income attributable to the Company in the third quarter of fiscal 2020 included a $1.7 million impact from restructuring charges.

Earnings per fully diluted share, or EPS, in the third quarter of fiscal 2021 was $0.65 compared to $0.78 in the third quarter of fiscal 2020. EPS in the third quarter of fiscal 2021 included a $0.09 net impact from restructuring charges. Additionally, EPS in the third quarter of fiscal 2021 included a $0.02 tax benefit due to the reversal of a valuation allowance related to foreign losses that are now expected to be realized. EPS in the third quarter of fiscal 2020 included a $0.02 impact from restructuring charges. Additionally, EPS in the third quarter of fiscal 2020 included an $0.11 tax benefit related to the reversal of the fiscal 2018 and fiscal 2019 tax impact of GILTI.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the third quarter of fiscal 2021 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q3 2021
	GAAP			Constant Currency
		Product			Product		Total
	Subscription	Sales &	Total	Subscription	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$176.7	$21.1	$197.8	$176.1	$21.0	$197.1	39.3	3,158.4	2,919.1
CE	65.3	6.7	71.9	64.5	6.6	71.1	15.5	1,273.9	1,155.3
UK	13.5	2.1	15.7	12.7	2.0	14.7	4.0	337.3	292.6
Other (1)	6.9	1.2	8.1	6.7	1.2	7.9	1.2	98.2	96.7
Total	$262.4	$31.1	$293.5	$260.0	$30.8	$290.8	60.1	4,867.7	4,463.7

	% Change Q3 2021 vs. Q3 2020
North America	(7.6%)	(12.1%)	(8.1%)	(7.9%)	(12.5%)	(8.4%)	(2.0%)	(1.6%)	(2.4%)
CE	(3.3%)	(25.9%)	(6.0%)	(4.4%)	(26.3%)	(7.0%)	(1.7%)	0.1%	(4.2%)
UK	(19.2%)	(42.9%)	(23.5%)	(24.3%)	(46.5%)	(28.3%)	(19.0%)	(12.1%)	(20.5%)
Other (1)	0.6%	(27.0%)	(4.9%)	(2.2%)	(28.7%)	(7.5%)	0.4%	0.6%	(1.2%)
Total	(7.1%)	(19.0%)	(8.5%)	(7.9%)	(19.8%)	(9.3%)	(3.2%)	(1.9%)	(4.3%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q3 2021
	Digital Subscription Revenues		Digital	Incoming	EOP	Workshops + Digital Fees		Workshops + Digital	Incoming Workshops	EOP Workshops
		Constant	Paid	Digital	Digital		Constant	Paid	+ Digital	+ Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$125.1	$124.6	32.0	2,604.5	2,342.2	$51.7	$51.5	7.3	554.0	576.8
CE	56.5	55.9	14.3	1,179.6	1,063.0	8.7	8.6	1.2	94.3	92.2
UK	9.0	8.4	3.0	260.7	219.0	4.5	4.2	1.0	76.5	73.6
Other (1)	4.7	4.5	1.0	74.8	76.6	2.2	2.1	0.3	23.4	20.1
Total	$195.3	$193.4	50.3	4,119.5	3,700.9	$67.1	$66.6	9.8	748.2	762.8

	% Change Q3 2021 vs. Q3 2020
North America	2.4%	2.0%	0.6%	5.2%	(3.1%)	(25.3%)	(25.4%)	(12.0%)	(24.5%)	0.5%
CE	6.2%	5.0%	3.5%	6.8%	(0.2%)	(38.9%)	(39.5%)	(39.1%)	(43.8%)	(34.8%)
UK	(2.4%)	(8.6%)	(10.4%)	4.3%	(14.4%)	(39.7%)	(43.5%)	(37.4%)	(42.8%)	(34.4%)
Other (1)	12.2%	9.4%	6.1%	7.3%	5.7%	(17.6%)	(20.3%)	(15.3%)	(16.1%)	(21.1%)
Total	3.5%	2.5%	0.8%	5.6%	(2.8%)	(28.3%)	(28.9%)	(19.7%)	(29.6%)	(10.6%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the third quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues in the third quarter of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by the significant decline in the number of Incoming Workshops + Digital Subscribers at the beginning of the third quarter of fiscal 2021 versus the beginning of the third quarter of fiscal 2020 due to the impact of the COVID-19 environment. The decrease in North America Total Paid Weeks in the third quarter of fiscal 2021 versus the prior year period was driven primarily by the lower number of Incoming Workshops + Digital Subscribers at the beginning of the third quarter of fiscal 2021 versus the beginning of the third quarter of fiscal 2020 and lower Digital recruitments in the third quarter of fiscal 2021 versus the prior year period.

The decrease in North America product sales and other in the third quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in product sales and licensing.

Continental Europe Performance

The decrease in Continental Europe revenues in the third quarter of fiscal 2021 versus the prior year period was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues in the third quarter of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by the significant decline in the number of Incoming Workshops + Digital Subscribers at the beginning of the third quarter of fiscal 2021 versus the beginning of the third quarter of fiscal 2020 due to the impact of the COVID-19 environment. The decrease in Continental Europe Total Paid Weeks in the third quarter of fiscal 2021 versus the prior year period was driven primarily by the lower number of Incoming Workshops + Digital Subscribers at the beginning of the third quarter of fiscal 2021 versus the beginning of the third quarter of fiscal 2020 and lower Digital recruitments in the third quarter of fiscal 2021 versus the prior year period.

The decrease in Continental Europe product sales and other in the third quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in product sales.

United Kingdom Performance

The decrease in UK revenues in the third quarter of fiscal 2021 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues in the third quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in Workshops + Digital Fees. Workshops + Digital Fees were negatively impacted by the significant decline in the number of Incoming Workshops + Digital Subscribers at the beginning of the third quarter of fiscal 2021 versus the beginning of the third quarter of fiscal 2020 due to the impact of the COVID-19 environment. The decrease in UK Total Paid Weeks in the third quarter of fiscal 2021 versus the prior year period was driven primarily by the lower number of Incoming Workshops + Digital Subscribers at the beginning of the third quarter of fiscal 2021 versus the beginning of the third quarter of fiscal 2020 and lower Digital recruitments in the third quarter of fiscal 2021 versus the prior year period.

The decrease in UK product sales and other in the third quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in product sales.

Other Performance

The decrease in Other revenues in the third quarter of fiscal 2021 versus the prior year period was driven primarily by a decrease in product sales and other. The slight increase in Subscription Revenues in the third quarter of fiscal 2021 versus the prior year period was driven by the impact of foreign currency. Excluding foreign currency, Other Subscription Revenues in the third quarter of fiscal 2021 would have decreased versus the prior year period driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by the significant decline in the number of Incoming Workshops + Digital Subscribers at the beginning of the third quarter of fiscal 2021 versus the beginning of the third quarter of fiscal 2020 due to the impact of the COVID-19 environment.

The decrease in Other product sales and other in the third quarter of fiscal 2021 versus the prior year period was driven primarily by decreases in franchise commissions and product sales.

RESULTS OF OPERATIONS

NINE MONTHS ENDED OCTOBER 2, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 26, 2020

The table below sets forth selected financial information for the first nine months of fiscal 2021 from our consolidated statements of net income for the nine months ended October 2, 2021 versus selected financial information for the first nine months of fiscal 2020 from our consolidated statements of net income for the nine months ended September 26, 2020.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Nine Months Ended
	October 2, 2021	September 26, 2020	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$936.7	$1,054.7	$(118.0)	(11.2%)		(13.6%)
Cost of revenues	379.2	458.9	(79.8)	(17.4%)		(19.1%)
Gross profit	557.5	595.8	(38.3)	(6.4%)		(9.3%)
Gross Margin %	59.5%	56.5%

Marketing expenses	208.7	198.1	10.6	5.3%		2.0%
Selling, general & administrative expenses	206.6	225.5	(18.9)	(8.4%)		(9.9%)
Goodwill impairment	—	3.7	(3.7)	(100.0%)		(100.0%)
Operating income	142.2	168.5	(26.3)	(15.6%)		(20.0%)
Operating Income Margin %	15.2%	16.0%

Interest expense	68.7	92.3	(23.6)	(25.6%)		(25.6%)
Other expense, net	0.9	0.2	0.7	100.0%	*	100.0%	*
Early extinguishment of debt	29.2	0.0	29.2	100.0%		100.0%
Income before income taxes	43.5	76.0	(32.5)	(42.8%)		(52.5%)

Provision for income taxes	6.5	13.5	(7.1)	(52.1%)		(67.6%)
Net income	37.0	62.4	(25.5)	(40.8%)		(49.3%)
Net loss attributable to the noncontrolling interest	—	0.0	(0.0)	(100.0%)		(100.0%)

Net income attributable to WW International, Inc.	$37.0	$62.5	$(25.5)	(40.8%)		(49.3%)

Weighted average diluted shares outstanding	70.9	69.9	0.9	1.3%		1.3%
Diluted earnings per share	$0.52	$0.89	$(0.37)	(41.6%)		(50.0%)

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the first nine months of fiscal 2021 are adjusted to exclude the impact of the $20.9 million of 2021 plan restructuring charges and the reversal of $1.5 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the first nine months ended October 2, 2021 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Nine Months of Fiscal 2021	$557.5	59.5%	$142.2	15.2%
Adjustments to reported amounts (1)
2021 plan restructuring charges	16.4		20.9
2020 plan restructuring charges	(1.3)		(1.5)
Total adjustments (1)	15.1		19.4
First Nine Months of Fiscal 2021, as adjusted (1)	$572.6	61.1%	$161.6	17.3%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first nine months of fiscal 2021 to exclude the impact of the $20.9 million ($15.6 million after tax) of 2021 plan restructuring charges and the reversal of $1.5 million ($1.1 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first nine months of fiscal 2020 are adjusted to exclude the impact of the $32.7 million Winfrey Stock Compensation expense, the $13.5 million of 2020 plan restructuring charges and the $3.7 million goodwill impairment charge related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the first nine months ended September 26, 2020 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Nine Months of Fiscal 2020	$595.8	56.5%	$168.5	16.0%
Adjustments to reported amounts (1)
Winfrey Stock Compensation expense	—		32.7
2020 plan restructuring charges	7.6		13.5
Goodwill impairment	—		3.7
Total adjustments (1)	7.6		49.8
First Nine Months of Fiscal 2020, as adjusted (1)	$603.3	57.2%	$218.3	20.7%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first nine months of fiscal 2020 to exclude the impact of the $32.7 million ($24.4 million after tax) Winfrey Stock Compensation expense, the $13.5 million ($10.0 million after tax) of 2020 plan restructuring charges and the $3.7 million ($2.7 million after tax) goodwill impairment charge. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first nine months of fiscal 2021 were $936.7 million, a decrease of $118.0 million, or 11.2%, versus the first nine months of fiscal 2020. Excluding the impact of foreign currency, which positively impacted our revenues for the first nine months of fiscal 2021 by $25.0 million, revenues in the first nine months of fiscal 2021 would have decreased 13.6% versus the prior year period. This decrease was driven primarily by lower revenues related to Workshops + Digital Fees and in-studio product sales as a result of the closure of our studios and reduced operations related to the COVID-19 pandemic. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first nine months of fiscal 2021 decreased $79.8 million, or 17.4%, versus the prior year period. Excluding the net impact of the $15.1 million of restructuring charges in the first nine months of fiscal 2021 and the impact of the $7.6 million of restructuring charges in the first nine months of fiscal 2020, total cost of revenues in the first nine months of fiscal 2021 would have decreased by 19.3%, or 21.0% on a constant currency basis, versus the prior year period. Gross profit decreased $38.3 million, or 6.4%, in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. Excluding the impact of foreign currency, which positively impacted gross profit for the first nine months of fiscal 2021 by $17.3 million, gross profit in the first nine months of fiscal 2021 would have decreased 9.3% versus the prior year period. Excluding the net impact of the $15.1 million of restructuring charges in the first nine months of fiscal 2021 and the impact of the $7.6 million of restructuring charges in the first nine months of fiscal 2020, gross profit in the first nine months of fiscal 2021 would have decreased by 5.1%, or 8.0% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin increased to 59.5% in the first nine months of fiscal 2021 as compared to 56.5% in the prior year period. Excluding the impact of foreign currency, gross margin in the first nine months of fiscal 2021 would have increased 2.8% to 59.3% versus the prior year period. Excluding the net impact of restructuring charges in the first nine months of fiscal 2021 and the impact of restructuring charges in the first nine months of fiscal 2020, gross margin in the first nine months of fiscal 2021 would have increased 3.9% to 61.1% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the first nine months of fiscal 2021 and the impact of restructuring charges in the first nine months of fiscal 2020, gross margin in the first nine months of fiscal 2021 would have increased 3.7% to 60.9% versus the prior year period. Gross margin increase was driven primarily by a revenue mix shift to our higher margin Digital business and cycling against the net profit from the WW Presents: Oprah’s 2020 Vision tour as a percentage of revenue, partially offset by an increase in fixed costs related to Digital 360, lower margins related to consumer product sales and a contraction of margins in the Workshops + Digital business.

Marketing

Marketing expenses in the first nine months of fiscal 2021 increased $10.6 million, or 5.3%, versus the first nine months of fiscal 2020. Excluding the impact of foreign currency, which increased marketing expenses for the first nine months of fiscal 2021 by $6.6 million, marketing expenses in the first nine months of fiscal 2021 would have increased 2.0% versus the first nine months of fiscal 2020. This increase in marketing expenses was primarily due to higher spending in online and social media, partially offset by a decline in TV media spending. Marketing expenses as a percentage of revenue increased to 22.3% in the first nine months of fiscal 2021 as compared to 18.8% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses in the first nine months of fiscal 2021 decreased $18.9 million, or 8.4%, versus the first nine months of fiscal 2020. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the first nine months of fiscal 2021 by $3.3 million, selling, general and administrative expenses in the first nine months of fiscal 2021 would have decreased 9.9% versus the prior year period. Excluding the net impact of the $4.3 million of restructuring charges in the first nine months of fiscal 2021 and the impact of both the $32.7 million Winfrey Stock Compensation expense and the $5.9 million of restructuring charges in the first nine months of fiscal 2020, selling, general and administrative expenses in the first nine months of fiscal 2021 would have increased by 8.2%, or 6.5% on a constant currency basis, versus the prior year period. This increase in selling, general and administrative expenses in the first nine months of fiscal 2021 was driven primarily by higher employee compensation and related expenses. Selling, general and administrative expenses as a percentage of revenue increased to 22.1% in the first nine months of fiscal 2021 as compared to 21.4% in the prior year period.

Impairment

In performing our interim impairment analysis for our Brazil reporting unit during the first quarter of fiscal 2020, we determined that, based on the fair values calculated, the carrying amount of goodwill related to our Brazil reporting unit exceeded our fair value and recorded an impairment charge of $3.7 million for the first nine months of fiscal 2020.

Operating Income

Operating income in the first nine months of fiscal 2021 decreased $26.3 million, or 15.6%, versus the prior year period. Excluding the impact of foreign currency, which positively impacted operating income for the first nine months of fiscal 2021 by $7.4 million, operating income in the first nine months of fiscal 2021 would have decreased 20.0% versus the prior year period. Excluding the net impact of the $19.4 million of restructuring charges in the first nine months of fiscal 2021 and the impact of the $32.7 million Winfrey Stock Compensation expense, the $13.5 million of restructuring charges and the $3.7 million goodwill impairment charge related to our Brazil reporting unit in the first nine months of fiscal 2020, operating income in the first nine months of fiscal 2021 would have decreased by 26.0%, or 29.4% on a constant currency basis, versus the prior year period. Operating income margin in the first nine months of fiscal 2021 decreased 0.8% to 15.2% versus 16.0% in the first nine months of fiscal 2020. Excluding the net impact of restructuring charges in the first nine months of fiscal 2021 and the impact of the Winfrey Stock Compensation expense, restructuring charges and the goodwill impairment charge in the first nine months of fiscal 2020, operating income margin in the first nine months of fiscal 2021 would have decreased by 3.4%, or 3.8% on a constant currency basis, versus the prior year period. This decrease in operating income margin was driven primarily by an increase in selling, general and administrative expenses as a percentage of revenue and an increase in marketing expenses as a percentage of revenue, partially offset by an increase in gross margin, versus the prior year period.

Interest Expense

Interest expense in the first nine months of fiscal 2021 decreased $23.6 million, or 25.6%, versus the first nine months of fiscal 2020. The decrease in interest expense was driven primarily by lower interest rates under our New Term Loan Facility and on our Senior Secured Notes as a result of our April 2021 debt refinancing. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2021 and the first nine months of fiscal 2020 and excluding the impact of our interest rate swaps then in effect, decreased to 5.28% per annum at the end of the first nine months of fiscal 2021 from 6.84% per annum at the end of the first nine months of fiscal 2020. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2021 and the first nine months of fiscal 2020, decreased to 6.00% per annum at the end of the first nine months of fiscal 2021 from 7.53% per annum at the end of the first nine months of fiscal 2020. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.7 million in the first nine months of fiscal 2021 to $0.9 million of expense as compared to $0.2 million of expense in the prior year period.

Early Extinguishment of Debt

In the first nine months of fiscal 2021, we wrote-off $29.2 million of fees in connection with our April 2021 debt refinancing that we recorded as an early extinguishment of debt charge, comprised of $12.9 million of a prepayment penalty on the Discharged Senior Notes (as defined below), $9.0 million of financing fees and $7.2 million of pre-existing deferred financing fees and debt discount. For additional details on this refinancing, see “—Liquidity and Capital Resources—Long-Term Debt”.

Tax

Our effective tax rate in the first nine months of fiscal 2021 was 14.9% as compared to 17.8% in the first nine months of fiscal 2020. The tax expense for the first nine months of fiscal 2021 was impacted by tax windfalls from stock compensation and the reversal of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized. For the first nine months of fiscal 2021, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII. The tax expense for the first nine months of fiscal 2020 was impacted by a tax benefit related to the reversal of the fiscal 2018, fiscal 2019 and fiscal 2020 tax impact of GILTI and tax windfalls from stock compensation, partially offset by an impairment of our Brazil reporting unit which had a full valuation allowance and an increase to tax reserves related to a foreign income tax audit. For the first nine months of fiscal 2020, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax expense from income earned in foreign jurisdictions and state income tax expense, partially offset by a tax benefit related to FDII.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first nine months of fiscal 2021 was $37.0 million, which reflected a $25.5 million, or 40.8%, decrease from the first nine months of fiscal 2020. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in the first nine months of fiscal 2021 by $5.3 million, net income attributable to the Company in the first nine months of fiscal 2021 would have decreased 49.3% from the first nine months of fiscal 2020. Net income attributable to the Company in the first nine months of fiscal 2021 included a $21.8 million impact from the write-off of fees related to our April 2021 debt refinancing and a $14.5 million net impact from restructuring charges. Net income attributable to the Company in the first nine months of fiscal 2020 included a $24.4 million impact from the Winfrey Stock Compensation expense, a $10.0 million impact from restructuring charges and a $2.7 million impact from the goodwill impairment charge related to our Brazil reporting unit.

EPS in the first nine months of fiscal 2021 was $0.52 compared to $0.89 in the first nine months of fiscal 2020. EPS in the first nine months of fiscal 2021 included a $0.31 impact from the write-off of fees related to our April 2021 debt refinancing and a $0.20 net impact from restructuring charges. Additionally, EPS in the first nine months of fiscal 2021 included a $0.02 tax benefit due to the reversal of a valuation allowance related to foreign losses that are now expected to be realized. EPS in the first nine months of fiscal 2020 included a $0.35 impact from the Winfrey Stock Compensation expense, a $0.14 impact from restructuring charges and a $0.04 impact from the goodwill impairment charge related to our Brazil reporting unit. Additionally, EPS in the first nine months of fiscal 2020 included a $0.11 tax benefit related to the reversal of the fiscal 2018 and fiscal 2019 tax impact of GILTI.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first nine months of fiscal 2021 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2021
	GAAP			Constant Currency
		Product			Product		Total
	Subscription	Sales &	Total	Subscription	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$545.7	$81.1	$626.7	$542.9	$80.6	$623.5	120.8	2,822.3	2,919.1
CE	204.5	27.3	231.8	191.3	25.4	216.7	49.8	1,179.6	1,155.3
UK	42.7	9.0	51.7	39.2	8.3	47.5	12.9	323.5	292.6
Other (1)	22.2	4.2	26.4	20.1	3.9	24.0	4.0	97.7	96.7
Total	$815.1	$121.6	$936.7	$793.5	$118.2	$911.7	187.5	4,423.0	4,463.7

	% Change First Nine Months of Fiscal 2021 vs. First Nine Months of Fiscal 2020
North America	(12.3%)	(22.0%)	(13.7%)	(12.8%)	(22.5%)	(14.2%)	(2.3%)	3.7%	(2.4%)
CE	0.1%	(9.2%)	(1.1%)	(6.4%)	(15.4%)	(7.5%)	3.2%	11.3%	(4.2%)
UK	(16.3%)	(36.6%)	(20.7%)	(23.2%)	(41.7%)	(27.2%)	(16.2%)	(10.5%)	(20.5%)
Other (1)	0.0%	(35.3%)	(7.9%)	(9.7%)	(40.1%)	(16.5%)	(3.2%)	(4.3%)	(1.2%)
Total	(9.4%)	(21.4%)	(11.2%)	(11.8%)	(23.6%)	(13.6%)	(2.0%)	4.2%	(4.3%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2021
	Digital Subscription Revenues		Digital	Incoming	EOP	Workshops + Digital Fees		Workshops + Digital	Incoming Workshops	EOP Workshops
		Constant	Paid	Digital	Digital		Constant	Paid	+ Digital	+ Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$387.4	$385.2	99.6	2,334.1	2,342.2	$158.3	$157.7	21.2	488.2	576.8
CE	176.1	164.7	45.8	1,059.9	1,063.0	28.4	26.5	4.0	119.7	92.2
UK	28.4	26.1	9.9	235.0	219.0	14.3	13.1	3.0	88.5	73.6
Other (1)	14.8	13.4	3.0	74.0	76.6	7.4	6.7	0.9	23.7	20.1
Total	$606.7	$589.4	158.4	3,703.0	3,700.9	$208.4	$204.1	29.2	720.0	762.8

	% Change First Nine Months of Fiscal 2021 vs. First Nine Months of Fiscal 2020
North America	9.3%	8.7%	8.7%	24.8%	(3.1%)	(41.0%)	(41.2%)	(33.8%)	(42.7%)	0.5%
CE	16.9%	9.4%	12.4%	22.8%	(0.2%)	(47.1%)	(50.6%)	(46.5%)	(39.1%)	(34.8%)
UK	16.6%	6.9%	6.7%	23.9%	(14.4%)	(46.3%)	(50.7%)	(50.6%)	(48.5%)	(34.4%)
Other (1)	24.8%	12.6%	10.8%	20.1%	5.7%	(28.3%)	(35.1%)	(31.5%)	(41.5%)	(21.1%)
Total	12.1%	8.9%	9.7%	24.0%	(2.8%)	(41.9%)	(43.1%)	(38.0%)	(42.9%)	(10.6%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues in the first nine months of fiscal 2021 versus the prior year period was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues in the first nine months of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020 and the significant recruitment decline in the first nine months of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The decrease in North America Total Paid Weeks in the first nine months of fiscal 2021 was driven primarily by lower recruitments versus the prior year period due to the COVID-19 environment and cycling against the successful launch of the myWW program in the first nine months of fiscal 2020.

The decrease in North America product sales and other in the first nine months of fiscal 2021 versus the prior year period was driven primarily by cycling against the revenue received in connection with the WW Presents: Oprah’s 2020 Vision tour in the first nine months of fiscal 2020.

Continental Europe Performance

The decrease in Continental Europe revenues in the first nine months of fiscal 2021 versus the prior year period was driven by a decrease in product sales and other. The slight increase in Subscription Revenues in the first nine months of fiscal 2021 versus the prior year period was driven by the impact of foreign currency. Excluding foreign currency, Continental Europe Subscription Revenues in the first nine months of fiscal 2021 would have decreased versus the prior year period driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020 and the significant recruitment decline in the first nine months of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The increase in Continental Europe Total Paid Weeks in the first nine months of fiscal 2021 versus the prior year period was driven primarily by the higher number of Incoming Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020.

The decrease in Continental Europe product sales and other in the first nine months of fiscal 2021 versus the prior year period was driven primarily by a decrease in in-studio product sales.

United Kingdom Performance

The decrease in UK revenues in the first nine months of fiscal 2021 versus the prior year period was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues in the first nine months of fiscal 2021 versus the prior year period was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020 and the significant recruitment decline in the first nine months of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The decrease in UK Total Paid Weeks in the first nine months of fiscal 2021 was driven primarily by lower recruitments versus the prior year period due to the COVID-19 environment and cycling against the successful launch of the myWW program in the first nine months of fiscal 2020.

The decrease in UK product sales and other in the first nine months of fiscal 2021 versus the prior year period was driven primarily by a decrease in product sales.

Other Performance

The decrease in Other revenues in the first nine months of fiscal 2021 versus the prior year period was driven by a decrease in product sales and other. The slight increase in Subscription Revenues in the first nine months of fiscal 2021 versus the prior year period was driven by the impact of foreign currency. Excluding foreign currency, Other Subscription Revenues in the first nine months of fiscal 2021 would have decreased versus the prior year period driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020 and the recruitment decline in the first nine months of fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment.

The decrease in Other product sales and other in the first nine months of fiscal 2021 versus the prior year period was driven primarily by a decrease in franchise commissions and product sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We currently believe that cash generated by operations, our cash on hand of approximately $188.2 million at October 2, 2021, our $173.9 million of availability under our New Revolving Credit Facility (as defined below) at October 2, 2021 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions arising from the COVID-19 pandemic. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. See “—Long-Term Debt” for additional details on this refinancing. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity and the availability of our New Revolving Credit Facility. As previously disclosed, in connection with our continued focus on maintaining flexibility and exercising cost discipline, we estimate our fiscal 2021 restructuring plan will cost approximately $22.0 million in fiscal 2021. The evolving nature, and uncertain economic impact, of COVID-19 may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our New Revolving Credit Facility, may be adversely affected.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	October 2,	January 2,	Increase/
	2021	2021	(Decrease)
	(in millions)
Total current assets	$300.9	$299.2	$1.7
Total current liabilities	247.4	340.1	(92.7)
Working capital surplus (deficit)	53.5	(40.9)	(94.4)
Cash and cash equivalents	188.2	165.9	22.3
Current portion of long-term debt	10.0	77.0	(67.0)
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(124.7)	$(129.8)	$(5.0)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $5.0 million decrease in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	October 2,	January 2,	Increase/	Impact to Working
	2021	2021	(Decrease)	Capital Deficit
	(in millions)
Prepaid income taxes	$32.3	$20.0	$12.3	$(12.3)
Derivative payable	$19.6	$28.3	$(8.7)	$(8.7)
Portion of operating lease liabilities due within one year	$21.2	$28.6	$(7.3)	$(7.3)
Income taxes payable	$2.9	$7.8	$(5.0)	$(5.0)
Deferred revenue	$50.2	$50.5	$(0.2)	$(0.2)
Accrued interest	$11.0	$2.7	$8.2	$8.2
Operational liabilities and other, net of assets	$52.3	$32.0	$20.3	$20.3
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$(5.0)

Note: Totals may not sum due to rounding.

The increase in prepaid income taxes was primarily due to the timing of tax payments, partially offset by tax accruals. The decrease in derivative payable was due to a change in fair value driven by the change in interest rates. The decrease in the portion of operating lease liabilities due within one year was due to the increase in lease terminations. The decrease in income taxes payable was primarily due to the timing of tax payments, partially offset by tax accruals. The increase in accrued interest was primarily due to the timing of debt payments. The increase in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by declines in inventory balances due to seasonality and prepaid advertising due to seasonality and timing of payments.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended:

	October 2, 2021	September 26, 2020
	(in millions)
Net cash provided by operating activities	$125.4	$127.4
Net cash used for investing activities	$(43.6)	$(47.8)
Net cash used for financing activities	$(55.9)	$(61.0)

Operating Activities

First Nine Months of Fiscal 2021

Cash flows provided by operating activities of $125.4 million in the first nine months of fiscal 2021 reflected a decrease of $2.1 million from $127.4 million of cash flows provided by operating activities in the first nine months of fiscal 2020.

First Nine Months of Fiscal 2020

Cash flows provided by operating activities of $127.4 million in the first nine months of fiscal 2020 reflected a decrease of $24.3 million from $151.7 million of cash flows provided by operating activities in the first nine months of fiscal 2019. The decrease in cash provided by operating activities was primarily the result of a decrease in net income attributable to the Company of $27.8 million in the first nine months of fiscal 2020 as compared to the prior year period.

Investing Activities

First Nine Months of Fiscal 2021

Net cash used for investing activities totaled $43.6 million in the first nine months of fiscal 2021, a decrease of $4.2 million as compared to the first nine months of fiscal 2020. This decrease was primarily attributable to lower capital expenditures, partially offset by an increase in cash paid for acquisitions, in the first nine months of fiscal 2021 as compared to the prior year period.

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

Financing Activities

First Nine Months of Fiscal 2021

Net cash used for financing activities totaled $55.9 million in the first nine months of fiscal 2021 primarily due to the April 13, 2021 payment in full of approximately $1.2 billion of borrowings under our then-existing credit facilities and redemption of all of the $300.0 million aggregate principal amount of our then-existing senior notes, as well as the payment in aggregate of $37.0 million of prepayment penalties, financing costs and debt discount in connection with the April 2021 debt refinancing. In addition, there was $19.3 million used for scheduled debt repayments under our then-existing term loan facility in the first quarter of fiscal 2021 and $2.5 million used for scheduled debt repayments under our New Term Loan Facility (as defined below) in the third quarter of fiscal 2021. These payments were partially offset by the proceeds received of $1,000.0 million in an aggregate principal amount of borrowings under our New Term Loan Facility and proceeds received from the issuance of $500.0 million in aggregate principal amount of our Senior Secured Notes (as defined below) in connection with our April 2021 debt refinancing. See “—Long-Term Debt” for additional details on debt.

First Nine Months of Fiscal 2020

Net cash used for financing activities totaled $61.0 million in the first nine months of fiscal 2020 primarily due to $57.8 million used for scheduled debt repayments under our then-existing term loan facility. See “—Long-Term Debt” for additional details on debt.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at October 2, 2021:

Long-Term Debt

At October 2, 2021

(Balances in millions)

Balance
Term Loan Facility due April 13, 2028	$997.5
Senior Secured Notes due April 15, 2029	500.0
Total	1,497.5
Less: Current portion	10.0
Unamortized deferred financing costs	13.4
Unamortized debt discount	15.8
Total long-term debt	$1,458.3

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

As of October 2, 2021, we had $997.5 million in an aggregate principal amount of loans outstanding under our New Credit Facilities, with $173.9 million of availability and $1.1 million in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility. There were no outstanding borrowings under the New Revolving Credit Facility as of October 2, 2021.

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

The foregoing mandatory prepayments will be used to reduce the installments of principal on the New Term Loan Facility. We may voluntarily repay outstanding loans under the New Credit Facilities at any time without penalty, except for customary “breakage” costs with respect to LIBOR loans under the New Credit Facilities.

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of October 2, 2021, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 3.50% and 2.50%, respectively. In the event that LIBOR is phased out as is currently expected, the New Credit Agreement provides that we and the administrative agent may amend the New Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the New Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the New Credit Agreement).

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

Outstanding Debt

At October 2, 2021, we had $1,497.5 million outstanding under the New Credit Facilities and the Senior Secured Notes, consisting of borrowings under the New Term Loan Facility of $997.5 million, $0.0 drawn down on the New Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At October 2, 2021 and January 2, 2021, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 11 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 5.29% and 7.03% per annum at October 2, 2021 and January 2, 2021, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 5.80% and 7.41% per annum at October 2, 2021 and January 2, 2021, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at October 2, 2021:

Total Debt Obligation

(Including Current Portion)

At October 2, 2021

(in millions)

Remainder of fiscal 2021	$2.5
Fiscal 2022	10.0
Fiscal 2023	10.0
Fiscal 2024	7.5
Fiscal 2025	12.5
Fiscal 2026 and thereafter	1,455.0
Total	$1,497.5

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At October 2, 2021 and September 26, 2020, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a loss of $14.5 million and $23.3 million, respectively. At October 2, 2021 and September 26, 2020, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $6.5 million and $12.3 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the nine months ended October 2, 2021 and September 26, 2020, we repurchased no shares of our common stock under this program.

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

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net income, the most comparable GAAP financial measure, for the three and nine months ended October 2, 2021 and September 26, 2020, and EBITDAS and Adjusted EBITDAS to net income for the trailing twelve months ended October 2, 2021:

(in millions)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	Trailing Twelve Months
Net income	$46.3	$54.5	$37.0	$62.5	$49.6
Interest	19.3	29.7	68.7	92.3	99.7
Taxes	13.3	8.6	6.5	13.5	10.4
Depreciation and amortization	11.1	12.4	34.5	37.4	47.1
Stock-based compensation	3.4	6.0	16.6	48.7	22.9
EBITDAS	$93.5	$111.3	$163.2	$254.4	$229.7
Early extinguishment of debt	—	—	29.2	—	29.2
2021 plan restructuring charges	9.3	—	20.9	—	20.9
2020 plan restructuring charges	(0.7)	2.3	(1.5)	13.5	18.1
Goodwill impairment	—	—	—	3.7	—
Adjusted EBITDAS (1)	$102.1	$113.6	$211.7	$271.5	$297.9

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the three months ended October 2, 2021 to exclude the $9.3 million of 2021 plan restructuring charges and the reversal of $0.7 million of 2020 plan restructuring charges; adjusts the consolidated statements of net income for the three months ended September 26, 2020 to exclude the $2.3 million of 2020 plan restructuring charges; adjusts the consolidated statements of net income for the nine months ended October 2, 2021 to exclude the $29.2 million early extinguishment of debt, the $20.9 million of 2021 plan restructuring charges and the reversal of $1.5 million of 2020 plan restructuring charges; and adjusts the consolidated statements of net income for the nine months ended September 26, 2020 to exclude the $13.5 million of 2020 plan restructuring charges and the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of October 2, 2021, our net debt/Adjusted EBITDAS ratio was 4.3x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the nine months ended:

(in millions)

October 2, 2021
Total debt	$1,497.5
Less: Unamortized deferred financing costs	13.4
Less: Unamortized debt discount	15.8
Less: Cash on hand	188.2
Net debt	$1,280.1

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 2, 2021, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2020 as amended have not materially changed from January 2, 2021.

At the end of the third quarter of fiscal 2021, borrowings under the New Credit Facilities bore interest at LIBOR plus an applicable margin of 3.50%. For the New Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the New Credit Agreement was set at 0.50%, referred to herein as the LIBOR Floor. In addition, as of October 2, 2021, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of October 2, 2021, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.5 million, driven primarily by the interest rate applicable to our New Term Loan Facility. A hypothetical 90 basis point decrease in interest rates would have resulted in no change to annual interest expense, driven primarily by the LIBOR Floor.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2021, the end of the third quarter of fiscal 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the third quarter of fiscal 2021, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2020 as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS
Exhibit Number	Description

†*Exhibit 10.1	Separation Agreement and General Release, dated August 22, 2021, by and between WW International, Inc. and Gail Tifford.

†**Exhibit 10.2

Separation Agreement, dated as of September 28, 2021, by and between WW International, Inc. and Mindy Grossman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 1, 2021 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Amy O’Keefe, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: November 4, 2021	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Amy O’Keefe
Amy O’Keefe
Chief Financial Officer (Principal Financial Officer)