Form 10-K
period 2022-01-01
WW INTERNATIONAL, INC.
filed 2022-03-01
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

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

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of July 2, 2021 (based upon the closing price of $36.76 per share of common stock as of July 2, 2021, the last business day of the registrant’s second fiscal quarter of 2021, as quoted on The Nasdaq Stock Market LLC) was $1,954,624,188. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and certain shareholders as of July 2, 2021 would be deemed stock held by affiliates.

The number of shares of common stock outstanding as of February 1, 2022 was 70,076,953.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended January 1, 2022.

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Annual Report on Form 10-K:

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;
•	“fiscal 2014” refers to our fiscal year ended January 3, 2015 (included a 53rd week);
•	“fiscal 2015” refers to our fiscal year ended January 2, 2016;
•	“fiscal 2016” refers to our fiscal year ended December 31, 2016;
•	“fiscal 2017” refers to our fiscal year ended December 30, 2017;
•	“fiscal 2018” refers to our fiscal year ended December 29, 2018;
•	“fiscal 2019” refers to our fiscal year ended December 28, 2019;
•	“fiscal 2020” refers to our fiscal year ended January 2, 2021 (included a 53rd week);
•	“fiscal 2021” refers to our fiscal year ended January 1, 2022;
•	“fiscal 2022” refers to our fiscal year ended December 31, 2022;
•	“fiscal 2023” refers to our fiscal year ended December 30, 2023;
•	“fiscal 2024” refers to our fiscal year ended December 28, 2024;
•	“fiscal 2025” refers to our fiscal year ended January 3, 2026 (includes a 53rd week);
•	“fiscal 2026” refers to our fiscal year ended January 2, 2027; and
•	“fiscal 2027” refers to our fiscal year ended January 1, 2028.

The following terms used in this Annual Report on Form 10-K are our trademarks: Digital 360®, myWW®, PersonalPoints TM, Points®, Weight Watchers®, ZeroPointTM and the WW logo.

ii

PART I

Item 1.	Business

Overview

We are a global wellness company powered by the world’s leading commercial weight management program and an award-winning digital subscription platform. We are focused on inspiring people to adopt healthy habits for real life and aim to democratize and deliver wellness for all. With nearly six decades of weight management experience, expertise and know-how, we are one of the most recognized and trusted brand names among weight-conscious consumers. We educate our members and provide them with guidance, digital tools and an inspiring community to enable them to develop healthy habits and focus on their overall health and wellness. WW-branded services and products include digital offerings provided through our apps and websites, workshops, consumer products, and various events and experiences. Our business has gone through a significant shift to a digital subscription model over the past several years and our primary sources of revenue are subscriptions for our digital products and for our workshops. Our “Digital” business refers to providing subscriptions to our digital product offerings, including Digital 360 and Personal Coaching + Digital. Our “Workshops + Digital” (formerly known as “Studio + Digital”) business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members.

We believe that the power of our communities -- via our Connect platform, workshops and Digital 360 offering -- increases accountability and provides our members with inspiration, human connection, and support. This inspires them and enables them to build healthier and more fulfilling food, activity, mindset and sleep habits. Our brands enjoy high awareness and credibility among all types of consumers—women and men, consumers online and offline, the support-inclined and the self-help-inclined. We believe that our program conveys an image of healthy, livable, sustainable and effective weight management in a supportive environment. The efficacy of our commercial weight management programs has been clinically proven in numerous studies and trials. As the number of overweight and obese people worldwide grows, the need for an effective, scalable and consumer-friendly weight management program increases. We believe our global presence and brand awareness uniquely position us in the global weight management market, and thereby provide us a unique platform to impact the wellness market.

We have built our business by helping millions of people around the world lose weight through a sensible, sustainable and livable approach to food, activity and mindset. We believe we are the leading global provider of paid digital subscription weight management products. As of the end of fiscal 2021, we had a total of approximately 4.2 million subscribers, of which approximately 3.4 million were Digital subscribers and approximately 0.7 million were Workshops + Digital subscribers. Our strong brands, together with the effectiveness of our program, loyal customer base, strong digital offerings and unparalleled network of workshops and coaches, enable us to attract new and returning customers.

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

Our Services and Products

Our Program and Food Plans

We offer services and products that are based on our new, personalized, weight management and wellness program, known as PersonalPoints. The program is founded on a holistic approach for the body and mind. It provides a personalized path towards a healthier, more active, more fulfilling life with an individualized food plan and the flexibility to make healthy lifestyle choices based on the member’s preferences. The program is comprised of a range of science-based nutritional, activity, behavioral and lifestyle tools and approaches that members can select to support their unique journey, based on the understanding that everyone’s needs and eating patterns are different. It delivers targeted content and experiences, powered by our smart personalization platform that understands and acts on the needs of members. Our new program brings together three innovations: (i) a personalized list of ZeroPoint foods (which do not need to be weighed, measured, or tracked and form the foundation of a healthy eating pattern), (ii) an updated proprietary nutritional algorithm that assigns each food a value based on the food’s calorie, saturated fat, unsaturated fat, added sugar, protein and fiber content and (iii) the ability to add Points for healthy behaviors, such as exercising and reaching a daily water goal. There is no one way to follow the program. An individualized food plan and activity target, based on a proprietary, personal assessment which takes into account a member’s food and activity preferences, is developed for each member and grounded in our scientific Points system. A member is given a unique daily and weekly budget to stay within to guide them towards healthy foods and activity. Our new program also takes into account the dietary needs of those living with diabetes by tailoring their plans towards foods that are less likely to impact blood sugar levels. Prior to the new program’s launch in November 2021, we offered a program known as myWW+ in the majority of our markets, which launched in November 2020.

In addition to focusing on healthy eating habits and activity, and in furtherance of our mission to focus on overall health and wellness, our program also addresses other aspects of a healthy and fulfilled life, such as mindset, sleep, community and hydration. We carefully select partners in the wellness and activity spaces who offer services that can aid our members. For example, members can typically access meditation and/or mindfulness content to assist them in developing and maintaining a helpful mindset on their wellness journeys. They also typically are able to access a variety of guided workouts ranging from low intensity stretching to cardio. WW’s Connect Groups, a part of our digital community, foster meaningful relationships that inspire healthy habits by helping people find communities based on food, identity, wellness journey, activity, mindset, hobbies, locations, events and workshops. Finally, to further inspire and reinforce healthy habits, WellnessWins, our rewards program, inspires members to build, and recognizes members for building, healthy habits. Members can earn “Wins” and redeem them for products and experiences.

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

Digital Business

In our Digital business, we offer digital subscription products based on the WW approach to wellness and weight management. These products provide interactive and personalized resources that allow users to follow our weight management program via our app and web-based products. They help subscribers adopt a healthier and more active lifestyle, a helpful mindset, and healthy habits, with a view toward long-term behavior modification — a key aspect of the WW approach toward healthy and sustainable weight loss. These products provide subscribers with content, functionality, access to coaches and resources and interactive weight management plans and wellness tools. We believe our personalized and interactive Digital subscription products give subscribers an engaging experience. Our Connect online community, which can be accessed via our app and our web-based platform, gives our subscribers a way to stay virtually connected and support and inspire each other. We continually innovate our Digital offerings, most recently updating the design, usability, features and capabilities of our app to support our new weight management and wellness program. We also expanded our Digital offerings by introducing Digital 360, a digitally-enabled, community-focused and coach-led membership plan in limited markets. This premium-priced Digital offering is designed to give members next-level support, motivation and accountability with expert coaches through live and on-demand exclusive content and events. As of the end of fiscal 2021, we had approximately 3.4 million Digital subscribers.

Workshops + Digital Business

In our Workshops + Digital business, we present our program in workshops of 30 to 45 minutes in duration, conveniently scheduled throughout the day. In March 2020, we introduced virtual workshops in immediate response to the impact of COVID-19, and we continue to innovate this offering to address the shift in consumer sentiment towards digitally-enabled offerings. For more information on the impact of COVID-19, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Trends—COVID-19 Pandemic” of this Annual Report on Form 10-K. Workshops + Digital members can attend unlimited workshops both virtually and, where available, in-person. Our face-to-face, interactive community remains the cornerstone of our workshops. Wellness coaches facilitate interactive workshops that encourage learning and inspire members to make positive changes towards their individual goals. Members provide each other inspiration and support by sharing their experiences with, and by providing encouragement and empathy to, other people on weight management and wellness journeys. In addition, our members have access to our digital tools to assist them on their journeys. As of the end of fiscal 2021, we had approximately 0.7 million Workshops + Digital subscribers.

We have franchisees in a limited number of territories. In fiscal 2021, revenues from our franchisees were immaterial. Pursuant to long-standing agreements, we and our franchisees typically pay each other royalties and other fees. We have enjoyed a mutually beneficial relationship with our franchisees over many years. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Our Consumer Product Sales

We sell a range of consumer products, including WW-branded, co-branded, and curated products. These products complement our weight management program and help our customers in their weight management and wellness efforts. Our products are designed to be high quality and offer benefits related to the WW program.

We primarily sell consumer products online through our e-commerce platforms, at our studios, and through our trusted partners. In fiscal 2021, sales of consumer products represented approximately 10.1% of our total revenues. We seek to optimize our product offerings by updating existing products, introducing new products and sharing best practices across geographies.

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

We believe the healthcare market, including the diabetes segment, represents an important channel to reach new consumers. We continue to explore different approaches to, and strategies for, this market.

Our Clinical Efficacy and Reputation in the Marketplace

WW is one of the most clinically-studied commercial weight management programs, including by way of more than 130 published, scientific, peer reviewed clinical studies (including 35 randomized trials) over more than four decades. For example, in 2019, a randomized controlled trial conducted by research teams at the University of North Carolina - Chapel Hill, University of British Columbia, and University of Leeds and funded by us found that study participants assigned to WW for 12 months had over two times more weight loss compared to participants who were assigned to a do-it-yourself weight loss approach. In 2017, a randomized controlled trial conducted by research teams at the University of Cambridge, the University of Liverpool and the University of Oxford and partially funded by us was published in The Lancet and found that adults with obesity referred to WW for one year lost significantly more weight and were able to keep it off for longer compared to those who either received brief advice and self-help materials, or who were referred to a 12-week WW program. In addition, compared to adults receiving brief advice and self-help, adults who followed either the 12- or 52-week WW program achieved greater reductions in body fat; those who followed 52 weeks of WW also achieved greater blood sugar control. Research has shown that WW has impact that reaches beyond our members. In 2018, a 6-month randomized controlled trial conducted by researchers at the University of Connecticut funded by us and published in Obesity showed a “ripple effect” of WW – significant weight loss among untreated spouses of WW members.

In 2021, a six-month clinical trial of our new program conducted by the University of Connecticut and funded by us found that participants on the program experienced clinically significant benefits, including weight loss. Study participants reported a 40% increase in their healthy habits as well as a 15% decrease in hunger.

WW also has demonstrated efficacy among individuals with diabetes and prediabetes. In 2016, a randomized controlled trial conducted by the Indiana University School of Medicine and funded by us was published in the American Journal of Public Health and found that adults with prediabetes following our Diabetes Prevention Program, or DPP, lost significantly more weight and experienced better blood sugar control than those following a self-initiated diabetes prevention program using supplemental counseling materials. A continuation study published in 2018 showed that these outcomes were maintained at 18 and 24 months and that our DPP was highly cost-effective. Another randomized controlled trial conducted by the Medical University of South Carolina, funded by us and published in Obesity in 2016, found that adults with Type 2 diabetes who followed our diabetes program lost significantly more weight and experienced better blood sugar control than those in a standard diabetes care program. In 2021, a clinical trial conducted at Pennington Biomedical Research Center, University of Florida and Virginia Commonwealth University and funded by us found that the WW program, modified for adults with Type 2 diabetes, had favorable and clinically meaningful effects on glycemic control, body weight and diabetes distress at 12 and 24 weeks. In 2020, a review published in Endocrinology and Metabolism Clinics of North America highlighted the potential for physicians to refer patients with obesity to commercial weight loss programs. It noted that WW is one of only four commercial weight loss programs meeting guideline-recommended standards with demonstrated safety and efficacy at 12 months and one of only two commercial weight loss programs with demonstrated effects on reducing HbA1c levels in participants with Type 2 diabetes. Authors of the review concluded physicians might consider referral to WW for patients with obesity and those with obesity and Type 2 diabetes.

Our efficacy and the value of our offerings are also well-acknowledged in the marketplace. For instance, in 2022, we again were recognized by U.S. News & World Report in the “Best Diets” rankings, including tying for #1 for “Best Weight-Loss Diets” for the twelfth consecutive year and #1 for “Best Diet Programs.”

Marketing and Promotion

Our communications with consumers and other promotional efforts enhance our brand image and awareness, and motivate both former and potential new customers to join WW. We utilize a data-driven approach to our media placements, promotional offers, and website and app store presence to enhance marketing efficiency, drive conversion, and maximize subscription value. Our advertising campaigns are supported across multiple platforms (e.g., television, YouTube, social media, programmatic, audio, search, affiliate, branded content, electronic customer relationship marketing (eCRM), direct mail, and public relations). We develop and maintain a high level of engagement with current and potential customers on various social media platforms including Facebook, Instagram and TikTok. Also, we utilize brand ambassadors, spokespersons and social media influencers, including celebrities, as part of our advertising and marketing.

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

In October 2015, we entered into a Strategic Collaboration Agreement with Oprah Winfrey, pursuant to which, among other things, Ms. Winfrey provides us with services in her discretion to promote the Company and our programs, products and services, including in advertisements and promotions, and making personal appearances on our behalf. For example, in fiscal 2020, as part of our collaboration with Ms. Winfrey, in addition to appearing in our advertising campaign in the United States and other select markets, she embarked on a wellness-focused, national arena tour called WW Presents: Oprah’s 2020 Vision: Your Life in Focus, and hosted Oprah's Your Life in Focus: A Vision Forward, a live, free, interactive, four-week wellness-focused virtual experience. In fiscal 2021, in addition to being featured in our U.S. winter advertising campaign, Ms. Winfrey hosted a live, free, interactive virtual series inspired by her 2020 arena tour and virtual experience. Further information on this agreement and our partnership with Ms. Winfrey can be found below under “—History—Winfrey Transaction.”

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

Competition among commercial weight management programs is largely based on program recognition and reputation; the effectiveness, safety, personalization and price of the program; and the related digital platform, content and user experience. We compete with several other companies in the commercial weight management industry, although we believe that in certain cases their businesses are not comparable to ours. For example, we believe our prominence as one of the most clinically-studied commercial weight management programs differentiates us from many of our competitors. Additionally, certain of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. In conjunction with a flexible, customized food plan that allows customers the freedom to choose what they eat based on their personal preferences, we believe that the power of our communities -- via our Connect platform, workshops and Digital 360 offering -- increases accountability and provides our members with inspiration, human connection, and support, which motivates them and enables them to build healthier and more fulfilling food, activity and lifestyle habits.

We believe that food manufacturers that produce meal replacement products are not comparable competition because these businesses’ meal replacement products do not engender behavior modification through education in conjunction with a flexible, customized healthy food plan.

We also compete with various self-help diets, products, services and publications, such as apps, activity monitors and other free or low-cost alternatives.

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

On October 18, 2015, we also entered into a Share Purchase Agreement with Ms. Winfrey, or, as amended, the Winfrey Purchase Agreement, pursuant to which we issued and sold to Ms. Winfrey an aggregate of 6,362,103 shares of our common stock for an aggregate cash purchase price of $43,198,679. The purchased shares are subject to a right of first offer and right of first refusal held by the Company. Under the Winfrey Purchase Agreement, Ms. Winfrey has certain demand registration rights and piggyback rights with respect to these purchased shares. On December 15, 2019, the Company entered into an amendment to the Winfrey Purchase Agreement with Ms. Winfrey. Initially, the Winfrey Purchase Agreement provided Ms. Winfrey with the right to be nominated as a director of the Company for so long as she and certain permitted transferees own at least 3% of our issued and outstanding common stock. The amendment to the Winfrey Purchase Agreement provides Ms. Winfrey with the right to be nominated as a director of the Company through and until January 1, 2023. Ms. Winfrey will not be required to resign as a director at such time. The amendment to the Winfrey Purchase Agreement became operative on May 6, 2020 when our shareholders approved the Winfrey Amendment Option.

In consideration of Ms. Winfrey entering into the Strategic Collaboration Agreement and the performance of her obligations thereunder, on October 18, 2015, we granted Ms. Winfrey a fully vested option to purchase 3,513,468 shares of our common stock, or the Winfrey Option. The term sheet for the Winfrey Option, which includes the terms and conditions appended thereto, relating to the grant of the Winfrey Option is referred to herein as the Winfrey Option Agreement. The Winfrey Option is exercisable at a price of $6.97 per share, in whole or in part, at any time prior to October 18, 2025, subject to earlier termination under certain circumstances, including if (i) the Strategic Collaboration Agreement expires as a result of Ms. Winfrey’s decision not to renew the term of such agreement and (ii) a change in control (as defined in the Winfrey Option Agreement) of the Company occurs. The shares issuable upon exercise of the Winfrey Option are subject to a right of first offer and right of first refusal held by the Company.

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

In fiscal 2020, as permitted under the Winfrey Purchase Agreement and the Winfrey Option Agreement transfer provisions, Ms. Winfrey sold 2,782,476 of the purchased shares discussed above and exercised a portion of the Winfrey Option resulting in the sale of 1,118,036 shares issuable under such option, respectively. Similarly, in fiscal 2021, Ms. Winfrey sold 1,541,564 of the purchased shares discussed above and exercised a portion of the Winfrey Option resulting in the sale of 581,348 shares issuable under such option.

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

Regulation

A number of laws and regulations govern our advertising and marketing, services, products, operations and relations with consumers, licensees, franchisees, coaches, guides, employees and government authorities in the countries in which we operate. Certain federal, state and foreign agencies, such as the U.S. Federal Trade Commission, or FTC, and the U.S. Food and Drug Administration, or FDA, regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, labeling, privacy, consumer pricing and billing arrangements and other consumer protection matters. We are subject to many distinct employment, labor, commercial, benefits and tax laws and regulations in each country in which we operate, including regulations affecting our employment and wage and hour practices and our relations with our coaches, guides and employees. Laws and regulations directly applicable to data protection and communications, operations or commerce over the Internet, such as those governing consumer protection, intellectual property, privacy and taxation, continue to evolve. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally.

During the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017. From time to time, we have been in discussions with the FTC regarding such matters. Subsequent to our 2018 acquisition of Kurbo Health, Inc., or Kurbo, we have been in discussions with the FTC regarding online privacy obligations associated with that program. In February 2022, the FTC filed a complaint and proposed settlement order to resolve allegations that Kurbo violated the Children’s Online Privacy Protection Act. For additional information, see Note 16 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Human Capital Management

At WW our core mission is to inspire healthy habits for real life - for people, families, communities and the world. We believe that our workforce plays an integral role in achieving our mission. As of December 31, 2021, we had approximately 7,700 employees, a majority of whom were part-time employees. In addition, in certain of our international markets, our coaches and guides are self-employed and are not included in this total.

Diversity and Inclusion

We believe that a diverse and inclusive workforce helps us to explore and realize the many different paths to health and wellness for our members, which leads to better execution of our strategic initiatives. For example, over 50% of the members of our Executive Committee, including our Chief Executive Officer and our Chief Financial Officer, are women. To further our commitment to create an inclusive and diverse culture, we have a Head of Inclusion & Diversity who reports directly to our Chief People Officer. Additionally, we offer forums and formal training programs for our employees to enable them to continue their education and share best practices and experiences, which creates an ongoing evolution and community with respect to diversity and inclusion and belonging in the workplace.

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

As a wellness company, we believe that flexibility is important in creating a work environment that supports our employees’ wellbeing, while still maintaining our commitment to our members. We have introduced a flexible work model, called Work from Wherever (WfW), designed to enhance productivity and foster innovation by allowing our corporate employees as much flexibility as possible to determine when, where and how they work to achieve the best possible results. To facilitate this flexibility and promote virtual collaboration, we offer forums and formal training programs for our employees to provide them with the tools and skills to be successful in this new virtual workplace. We believe this approach strikes an appropriate balance between our purpose-driven culture of helping our members develop healthy habits while respecting the wellness, health and safety of our employees. As always, protecting the privacy and security of our data is one of our top priorities, and we have adopted an advanced industry standard Zero-Trust software-defined network, coupled with multi-factor authentication, to secure our environment from unauthorized access. Since the rollout of WfW, our employees have overwhelmingly indicated that WfW positively contributes to their engagement and gives WW a competitive advantage in the external talent market.

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

Our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, and our Corporate Governance Guidelines as amended are also available on our corporate website at corporate.ww.com.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies, objectives and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “aim” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	the impact of the ongoing global outbreak of the COVID-19 virus on our business and liquidity and on the business and consumer environment and markets in which we operate;
•	competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods;
•	our failure to continue to retain and grow our subscriber base;
•

our ability to continue to develop new, innovative services and products and enhance our existing services and products or the failure of our services, products or brands to continue to appeal to the market, or our ability to successfully expand into new channels of distribution or respond to consumer trends or sentiment;

•	the ability to successfully implement strategic initiatives;
•	the effectiveness and efficiency of our advertising and marketing programs, including the strength of our social media presence;
•	the impact on our reputation of actions taken by our franchisees, licensees, suppliers and other partners;
•	the recognition of asset impairment charges;
•	the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;
•	our chief executive officer transition;
•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;
•	the expiration or early termination by us of leases;
•	uncertainties related to a downturn in general economic conditions or consumer confidence;
•

our ability to successfully make acquisitions or enter into joint ventures or collaborations, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;

•	the seasonal nature of our business;
•	the impact of events that discourage or impede people from gathering with others or impede accessing resources;
•	our failure to maintain effective internal control over financial reporting;
•	the impact of our substantial amount of debt, debt service obligations and debt covenants, and our exposure to variable rate indebtedness;
•	the ability to generate sufficient cash to service our debt and satisfy our other liquidity requirements;
•	uncertainties regarding the satisfactory operation of our technology or systems;
•	the impact of data security breaches and other malicious acts or privacy concerns, including the costs of compliance with evolving privacy laws and regulations;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;
•	risks and uncertainties associated with our international operations, including regulatory, economic, political, social, intellectual property, and foreign currency risks;
•	the outcomes of litigation or regulatory actions;
•	the impact of existing and future laws and regulations;
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

Risks Related to Our Business and Operations

The ongoing global outbreak of the COVID-19 virus is adversely impacting, and will continue to adversely impact, our business and may adversely impact our liquidity.

The ongoing global outbreak of the coronavirus (including its variants, COVID-19) has had and will continue to have a significant adverse impact on our business as well as on the business environment and the markets in which we operate. This global health crisis has also had a significant adverse effect on overall economic conditions and the consumer environment, and we expect consumer demand to continue to be negatively impacted due to changes in consumer sentiment towards our products and services, behavior and confidence and health concerns. The situation remains dynamic and subject to rapid and possibly significant change. New developments, including the severity of any variant or surges in COVID-19 cases, new information about health implications, vaccine availability and hesitancy, and actions by government authorities to contain the outbreak or treat its impact, may negatively impact our business. This dynamic situation is driving uncertainty at the macroeconomic, local and consumer levels. While we continue to actively monitor the ongoing COVID-19 pandemic, the full extent of the magnitude and duration of its negative impact to our business cannot be predicted with certainty.

We have taken steps to address the risks and impact of the COVID-19 pandemic, but we have experienced significant disruption to our business and seen significant shifts in consumer sentiment with respect to the weight loss and wellness marketplace as the pandemic evolves. While Digital recruitments were strong in the beginning of the COVID-19 pandemic, a subsequent turn in consumer sentiment has driven a decline in Digital recruitments, and recruitment projections for our Digital business are unpredictable. Our Workshops + Digital recruitments were dramatically impacted during the first year of the pandemic, and mix shifted toward our Digital business. This change in our mix, especially when amplified by the nature of our subscription business, has negatively impacted revenue and may continue to impact it in the future. While the number of End of Period Subscribers at the end of fiscal 2021 was essentially flat compared to the pre-pandemic number at the end of fiscal 2019, it decreased 5.8% versus the end of fiscal 2020. Over the longer term, it remains uncertain how the COVID-19 pandemic will impact consumer sentiment for our products and services and consumer preferences and behavior generally. Our member retention in both our Digital and Workshops + Digital businesses may also be significantly negatively impacted by the pandemic.

Following the suspension of our in-person workshops in March 2020, we rapidly transitioned these workshops to an entirely virtual experience. In June 2020, we began a phased re-opening with reduced operations of a limited number of our studio locations. During fiscal 2021, we selectively resumed in-person workshops where profitable and consistent with promoting the health and safety of our employees and members. However, we had to close some of these studios which were re-opened in response to shifting requirements in local jurisdictions as new variants emerged and COVID-19 cases surged. During these uncertain times, we will continue to adhere to the requirements in local jurisdictions to close re-opened studios as necessary. We continue to evolve our workshop strategy as we evaluate our cost structure and respond to shifting consumer sentiments, and accordingly we may need to further reduce operations. We continue to offer virtual workshops, which may not be successful in meeting the needs or preferences of many of our members, employees and the communities in which we operate. This may result in further decreases in our recruitment as well as a significant decrease in our retention of members. Our reduced studio operations have and will continue to adversely impact our in-studio product sales. The decision to resume in-person workshops or close certain workshops has been and will continue to be influenced by a number of factors, including applicable legal restrictions, consumer confidence, sentiment and preferences, cost efficiencies, our evolving workshop strategies and the protection of the health and safety of our employees and members.

Changes in consumer sentiment and behavior, including willingness to meet in groups, prioritization of discretionary spending, and health concerns, may impact consumer demand for our products and services and recruitment and retention of members in our Digital and Workshops + Digital businesses. We may also find it more difficult to staff our business operations. The perceived risk of infection or health risk may adversely affect attendance at our workshops. These risks may also adversely affect our business, liquidity, financial condition and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for a significant amount of time or repeatedly reinstated. As part of our focus on best meeting our members’ and consumers’ needs, we consolidated certain of our studios and continue to close certain other branded studio locations. As a result, we have incurred, and we expect to continue to incur, significant costs associated with our real estate realignment. The decision to re-open a studio location, if at all, or further consolidate studio locations, will be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences, changes in consumer sentiment and behavior, and the protection of the health and safety of our employees and members, and will be dependent on cost efficiencies and alignment with our digital and brand strategy. We may not be able to successfully control our studio environments and realize the intended business advantages of maintaining a select group of studio locations, which could adversely affect our Workshops + Digital business and results of operations.

Our business depends on a number of third parties including vendors, landlords, lenders, marketing partners, third-party technology providers, and supply chain partners. COVID-19 may have a material adverse impact on these parties and their ability to meet their obligations to us. Any such failure by our third-party partners could negatively impact our ability to provide our products and services to customers. One or more of these third parties may experience financial distress, increased supply or other operational costs, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak. For example, the failure of any third-party technology provider to provide continuous and uninterrupted service could result in disruptions in our websites, services and products or network systems. The negative impact of COVID-19 on these third-party partners may result in increased costs of doing business with them which may have a negative impact on our business or results of operations. The full extent of the impact of COVID-19 on these third-party partners continues to evolve and is uncertain.

If a significant percentage of our workforce, or the workforces of our third-party partners (and their suppliers), is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted by labor shortages and supply chain disruptions, among other things. Additionally, the cost of our workforce may increase as we seek to staff in the challenging labor environment. We also depend on senior management and other key personnel and consultants, and the illness of certain personnel or consultants could result in the loss of expertise and negatively affect our operations, brand image and goodwill.

The widespread health crisis also could adversely affect the economies and financial markets of countries in which we operate, resulting in an economic downturn, including rising inflation, that could affect consumer demand for our products and services. Our customer purchasing patterns can be influenced by economic factors. The precise impact, and extent thereof, on our business from the disruption of financial markets and the weakening of overall economic conditions cannot be predicted with certainty. Uncertainties regarding the economic impact of COVID-19 have resulted in, and are likely to continue to result in, sustained impact on the economy. Our business is particularly sensitive to reductions in discretionary consumer spending, which may be adversely impacted by a recession or fears of a recession, volatility and declines in the stock market and increasingly pessimistic consumer sentiment due to perceived or actual economic and/or health risks. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions, including as a result of COVID-19, and any resulting recession or slowed economic growth, may have an adverse effect on our financial condition and results of operations.

While we have been able to sufficiently address our liquidity needs during the COVID pandemic, the evolving and uncertain economic impact of COVID-19 may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our New Revolving Credit Facility, may be adversely affected.

If we are unable to generate sufficient cash or to access liquidity at the time and on terms we may require, we may encounter difficulty funding our business requirements including debt repayments when due. We may not be able to access liquidity, including our New Revolving Credit Facility, or the terms and conditions of available credit may be substantially more expensive than previously expected due to changes in our operating results and general financial conditions and credit markets. We may require waivers or amendments to our existing long-term debt and these requirements may trigger pricing increases from lenders for available credit. Reductions in our liquidity position and the need to use capital for other day to day requirements of our business may affect a number of our business initiatives and long-term investments and as a result we may be required to curtail and/or postpone business investments as well as other initiatives that require capital investment.

Due to the negative COVID-19 environment and the uncertainty of the magnitude and duration of its impact on our business and the economies and financial markets in which we operate, we have previously implemented a number of measures impacting our workforce, including temporary compensation reductions for certain employees, restructurings, and temporary closures of office facilities, and we may need to do so again in the future. These actions, and any actions required in the future, may materially affect our ability to recruit or retain talent.

The COVID-19 pandemic (including governmental responses, shifting consumer sentiment and behavior, broad economic impacts and market disruptions) has heightened the risks related to the other risk factors described herein.

Competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods could result in decreased demand for our services and products.

The weight management and wellness marketplace is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: commercial weight management programs; weight loss and wellness apps; surgical procedures; the pharmaceutical industry; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites, and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains. As we or others develop new or different weight management services, products, methods or technologies, additional competitors may emerge. Furthermore, existing competitors may enter new markets or expand their offerings or advertising and marketing programs, and future competitors may do the same. More effective or more favorably perceived diet and weight and healthy living management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. This competition may reduce demand for our services and products.

The purchasing decisions of weight management and healthy living consumers are highly subjective and can be influenced by many factors, such as brand image or reputation, marketing programs, cost, social media presence and sentiment, consumer trends, personalization, the digital platform, content and user experience, and perception of the efficacy of the service and product offerings. Moreover, consumers can, and frequently do, change approaches easily and at little cost. For example, fad diets and weight loss trends, such as low-carbohydrate diets, have adversely affected our revenues from time to time. Also, our revenue has been and may continue to be adversely affected by the popularity of apps, activity monitors and other free or low-cost alternatives. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

A failure to continue to retain and grow our subscriber base could adversely affect our results of operations and business.

Subscriptions to our businesses generate the predominant portion of our revenue, and our future growth depends upon our ability to retain and grow our subscriber base and audience. To do so will require us to continue to evolve our subscription model, user experience and digital platforms; address changing consumer demands and developments in technology; and improve our services and products while continuing to provide our members with guidance, compelling content, personalization and an inspiring community to enable them to develop healthy habits. We have invested and will continue to invest significant resources in these efforts, but there is no assurance that we will be able to successfully maintain and increase our subscriber base or that we will be able to do so without taking steps such as reducing pricing or incurring subscription acquisition costs that would affect our subscription revenues, margin and/or profitability.

If we do not continue to develop new, innovative services and products or if our services, products or brands do not continue to appeal to the market, or if we are unable to successfully expand into new channels of distribution or respond to consumer trends or sentiment, our business may suffer.

The weight management and wellness marketplace is subject to changing consumer demands and sentiment based, in large part, on the efficacy and popular appeal of weight management and healthy living programs. The popularity of weight management and healthy living programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends or sentiment. For example, consumers are increasingly focusing on more integrated lifestyle and fitness approaches and may associate our program with just food, nutrition and diet, which could adversely impact its popularity. Additionally, developments in public opinion on the types of products and services we provide could negatively impact the popular appeal of our services and products. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis, to respond to new and evolving consumer demands and sentiment, achieve market acceptance and keep pace with new nutritional, weight management, healthy living, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products. Additionally, new or enhanced services or products may not appeal to the market or the market’s perception of us. As we announce new articulations of our brands, such as our evolution from Weight Watchers to WW in 2018, and we adopt new trademarks, the marketplace may not embrace or accept them and it may take time to build their reputation and goodwill, both with consumers and with our partners. Our future success also will depend, in part, on our ability to successfully distribute our services and products through appealing channels of distribution, such as social media. Our failure to develop new, innovative services and products and to enhance our existing services and products, the failure of our services, products or brands to continue to appeal to the market or respond to consumer trends or sentiment, or the failure to expand into appealing new channels of distribution could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

We may not be able to successfully implement our strategic initiatives, which could adversely impact our business, financial conditions or results of operations.

We are continually evaluating the changing consumer environment and the competitive environment of the weight management and healthy living marketplace and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy that addresses those changes. Over the past several years, we have increased our focus on overall health and wellness. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel, or engage with partners of choice, to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition or results of operations may be adversely affected.

We continually innovate our digital offerings and experiences for our members. For example, in November 2021, we launched our new weight management and wellness program, with corresponding design, usability, features and capabilities updates to our app. In December 2020, we expanded our offerings and introduced Digital 360, a digitally-enabled, community-focused and coach-led membership plan. Such new offerings may not have the same success, or gain traction as quickly, as our past offerings. This increased focus on more personalized and digitally-enabled offerings may not be successful in meeting the needs or preferences of many of our current or potential members. As a result, we may experience decreases in our recruitment and retention of members, or increased member cancellations. We may not be able to successfully launch our new virtual or other digital offerings and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages of our digital strategy. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate, including as a result of the impact of COVID-19, and may adversely impact our ability to continue to successfully implement this digital strategy. If these or other factors limit our ability to successfully execute this strategic initiative, our business, financial conditions or results of operations may be adversely impacted.

Our business depends on the effectiveness and efficiency of our advertising and marketing programs across multiple platforms, including the strength of our social media presence, to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain members and subscribers. Our ability to attract and retain members and subscribers depends significantly on the effectiveness and efficiency of our advertising and marketing practices across multiple platforms. For example, if our advertising and marketing programs are not effective and fail to attract sufficient recruitments during the first quarter of the fiscal year, our most important period for recruitments, it historically has had an outsized negative impact on our performance for the remainder of the year. Our competitors may create more compelling marketing campaigns, or may devote greater financial and other resources to marketing and advertising, which could drive our current and potential members and subscribers to our competitors. Additionally, our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. In addition, from time-to-time, we use the success stories of our members and subscribers, and utilize brand ambassadors, spokespersons and social media influencers, including in some cases celebrities, in our advertising and marketing programs to communicate on a personal level with consumers. Actions taken by these individuals that harm their personal reputation or image, or include the cessation of using our services and products, could have an adverse impact on the advertising and marketing campaigns in which they are featured. We and our brand ambassadors, spokespersons and social media influencers also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain members and subscribers. If our advertising and marketing campaigns do not generate a sufficient number of members and subscribers, or fail to develop a high level of engagement with current and potential members and subscribers on various platforms, our business, financial condition and results of operations will be adversely affected.

Our reputation could be impaired due to actions taken by our franchisees, licensees, suppliers and other partners.

We believe that our brands, including their widespread recognition and strong reputation and goodwill in the market, are one of our most valuable assets and they provide us with a competitive advantage. Our franchisees operate their businesses under our brands. We license our trademarks to third parties for the manufacture and sale in retail stores by such parties of a variety of goods, including food products, and also co-brand or endorse third-party branded consumer services and products. We also sell through a variety of channels, including online through our e-commerce platforms, at our studios, and through our trusted partners, food and non-food products manufactured by third-party suppliers. In addition, we integrate our services and products with those of other third parties, including through bundled and joint offerings, and integrate data from trusted third-party partners into our offerings. Our third-party partnerships also extend to event sponsorships and co-promotions. Our franchisees, licensees, suppliers and other partners are independent third parties with their own financial objectives, third-party relationships and brand associations. Actions taken by them, including violations of generally accepted ethical business practices or breaches of law, regulations or contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our reputation. Also, our products may be subject to product recalls, brand confusion, litigation or other deficiencies, which could harm our brands. Any negative publicity associated with these actions or these third parties would adversely affect our reputation and may result in decreased recruitment, Digital product subscriptions, workshop attendance and product sales and, as a result, lower revenues and profits.

We may be required to recognize asset impairment charges for indefinite- and definite-lived assets.

In accordance with GAAP (as defined hereafter), we perform impairment reviews of our indefinite-lived assets, which include franchise rights acquired and goodwill, on at least an annual basis or more often if events so require. We also continually evaluate whether current factors or indicators, such as the deterioration in relevant, country macroeconomic conditions, an increased competitive environment, a decline in our financial performance, and/or other prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets. The process of testing franchise rights acquired, goodwill and other indefinite-lived assets for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. Certain factors, including the future profitability of our businesses, the price of our common stock, the market value of our debt and macroeconomic conditions (both at the global and local levels), might have a negative impact on the fair value of these assets. In fiscal 2020, we recorded a $3.7 million impairment charge for goodwill related to our Brazil reporting unit. We may incur additional impairment charges in the future, which would have an adverse impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II of this Annual Report on Form 10-K for additional information.

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

We are undergoing a chief executive officer transition, which could cause disruption to our business or have an adverse impact on our operations and business strategy as well as the public or market perception of our business.

In September 2021, Mindy Grossman resigned as President and Chief Executive Officer of the Company, effective on the earlier of (i) the commencement of employment of any successor Chief Executive Officer (or interim replacement) and (ii) April 15, 2022. On February 23, 2022, we appointed Sima Sistani as Chief Executive Officer, effective March 21, 2022, with Ms. Grossman resigning as President and Chief Executive Officer as of March 18, 2022. Any significant leadership change or executive management transition involves inherent risk and can be inherently difficult to manage. It may involve a diversion of resources and management attention, be disruptive to our daily operations or relationships with customers, suppliers, and employees, make it more difficult to hire and retain key employees, impact our public or market perception or hinder progress on key strategic initiatives, any of which could have a negative impact on our business or stock price.

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

Our operations, including corporate offices, are located in leased office space and many of our workshops are held in leased space in retail centers. As leases expire, we may not be able to renew them on acceptable terms or secure suitable replacement locations. As we decide to relocate or close studios before the expiration of the applicable lease term, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. For example, in fiscal 2021 we recorded a $12.2 million charge in connection with the closure of certain studios. Any of the above events could adversely impact our financial results.

Our business may decline as a result of a downturn in general economic conditions or consumer confidence.

Our business is highly dependent on product subscriptions, workshop fees and product sales. A downturn in general economic conditions, including inflationary environments, or consumer confidence in any of our markets could result in people curtailing or reallocating their discretionary spending which, in turn, could reduce product subscriptions, attendance at our workshops and product sales. Any reduction in consumer spending may adversely affect our business, financial condition or results of operations.

We may not successfully make acquisitions or enter into joint ventures or collaborations and we may not successfully integrate, operate or realize the anticipated benefits of such businesses.

As part of our strategic initiatives, we may pursue selected acquisitions, joint ventures or collaborations. We may not be able to effect these transactions or partnerships on commercially reasonable terms or at all. Additionally, if the market negatively perceives our business or financial condition, we may not be a partner of choice for such transactions or partnerships, which could adversely affect our ability to enter into such transactions or partnerships and the terms thereof. Any future acquisitions or joint ventures may require access to additional capital, and we may not have access to such capital on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies, technologies and products into our existing business or in providing our services and products in newly acquired markets; attrition of key personnel from acquired businesses; significant charges or expenses; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development of our services and products or the expansion of our existing operations.

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

We also may be limited by contract or otherwise with respect to, or have no control over, the resources that any third party partner may devote to the research, development and commercialization of services and products under our collaborations. Any of our collaborators may not perform their obligations as expected. Our collaborators may breach or terminate their agreements with us or otherwise fail to conduct research, development or commercialization activities successfully, in a timely manner or in compliance with legal requirements. Additionally, disputes may arise with respect to the ownership of rights to technology developed with our collaboration partners. The failure of our collaboration partners to meet their obligations, adequately deploy resources or to satisfactorily resolve disputes with us could have an adverse effect on our business, financial condition or results of operations.

Consummating these transactions and partnerships could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have an adverse effect on our business, financial condition or results of operations. We may also issue additional equity in connection with these transactions and partnerships, which would dilute our existing shareholders.

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

Any event that discourages or impedes people from gathering with others, whether at a gathering place, work or otherwise, or impedes accessing resources could adversely affect our business.

Our business is subject to conditions beyond our control, including health epidemics (such as the COVID-19 pandemic), extreme weather and climate conditions (which may become more frequent and more severe with the increasing effects of climate change), war, terrorism, loss of resources such as electricity and internet connections, national disasters and other extraordinary events, that may prevent or impede in-person or virtual workshop attendance or accessing our Digital products. These conditions could also impact the ability of our suppliers and other third party partners to meet their obligations to us and negatively impact our ability to provide our products and services to customers. The occurrence of any event that discourages people from gathering with others or impedes their ability to access our services and products could adversely affect our business, financial condition or results of operations.

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

As of January 1, 2022, our total debt was $1,445.0 million. In addition, at January 1, 2022, we had $173.9 million available under our revolving credit facility. $945.0 million of our debt consists of variable-rate instruments so we are subject to the risk of higher interest rates. We seek to manage our exposure to interest rates through interest rate swaps. At the end of fiscal 2021, we had in effect interest rate swaps with an aggregate notional amount of $500.0 million.

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

While there is no net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) leverage ratio maintenance requirement on the debt outstanding under our credit facilities (other than when the aggregate principal amount of our outstanding revolving loans plus letters of credit exceeds 35% of the amount of the lenders’ revolving commitments, as further discussed below), our credit facilities and the indenture governing our notes contain customary covenants for a non-investment grade company, including covenants that in certain circumstances restrict our ability to incur additional indebtedness and liens, pay dividends on and redeem capital stock, make investments, sell our assets and enter into acquisitions, mergers and transfers of all or substantially all of our assets, prepay subordinated debt and enter into transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. Under the terms of our credit facilities, depending on our leverage ratio, we are obligated to offer to prepay our term loan facilities in an aggregate amount determined by our excess cash flow. In addition, our revolving credit facility includes a maintenance covenant that requires compliance with certain first lien secured net leverage ratios when the aggregate principal amount of all revolving loans plus available, undrawn letters of credit and unreimbursed letters of credit (subject to customary exceptions and thresholds) as of the end of a fiscal quarter exceeds 35% of the amount of the lenders’ revolving commitments.

Our failure to comply with these covenants could result in an acceleration of our debt, cause cross-defaults under our other debt, lead to the foreclosure on assets collateralizing secured debt (and the lenders and holders of that secured debt would rank ahead of the holders of unsecured debt in the proceeds of those assets) and result in our lenders terminating all commitments to extend further credit. If our indebtedness is accelerated, we may not be able to repay our indebtedness, and we may not be able to borrow sufficient funds to refinance such indebtedness. Any such prepayment or refinancing could adversely affect our financial condition and liquidity. In addition, if we incur additional debt in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

Additionally, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness may increase even though the amount borrowed remains the same, if our then-effective swaps, if any, do not reduce our exposure. In addition, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. On March 5, 2021, the United Kingdom's Financial Conduct Authority, or the FCA, which regulates LIBOR, announced that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar settings, and (ii) immediately after June 30, 2023, in the case of all remaining U.S. dollar settings. Additionally, the Federal Reserve Board, Federal Deposit Insurance Corporation, Office of the Comptroller of Currency, and other interagency regulatory bodies advised U.S. banks to stop entering into new U.S. dollar LIBOR based contracts by December 31, 2021. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, or the ARRC, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us.

In the event that LIBOR is phased out as is currently expected, our New Credit Agreement (defined hereafter) provides that the Company and the administrative agent may amend the New Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the New Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and wellness programs and pressure from our competitors. As of the end of fiscal 2021, we have a term loan facility with an outstanding aggregate principal amount of $945.0 million due in April 2028, a revolving credit facility with availability of $173.9 million maturing in April 2026 and $500.0 million in aggregate principal amount of outstanding 4.500% senior secured notes due in April 2029. We expect to pay the principal and interest due on the term loan facility and our notes from a combination of our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. There can be no assurance that we will maintain a level of cash flows provided by operating activities in an amount sufficient to permit us to pay the principal and interest on all of our outstanding debt.

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

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites and platforms, Digital subscription product offerings, and other services and products such as the recurring billing system associated with certain of our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service (DOS) attacks, which are increasingly negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Disruptions in our websites, apps, services and products or network systems could result from a number of factors, including unknown technical defects, insufficient capacity, the failure of our third-party providers to provide continuous and uninterrupted service and unusual volume in traffic for our platforms. Such disruptions would be most impactful if they occurred during peak activity periods and may impact accessibility to our services and products. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, and we deploy multiple parallel instances of our applications across multiple computer resources, we do not have a fully redundant system that includes an instantaneous recovery capability. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner, which could have an adverse impact on our business.

As a result of such possible defects, failures, interruptions or other problems, our services and products could be rendered unreliable or be perceived as unreliable by customers, which could result in harm to our reputation and brands. Any failure of our technology or systems could result in an adverse impact on our business.

Our reputation and the appeal of our services and products may be harmed by data security breaches and other malicious acts or privacy concerns.

Breaches of data security, website defacements and other malicious acts, which are increasingly negatively impacting companies, could result in unauthorized access to proprietary or customer information or data, including credit card transaction data, or cause interruptions to our services and products. Such unauthorized access or interruptions could harm our reputation and brands and expose us to liability and regulatory claims, and may result in the loss of existing or potential customers. We rely upon sophisticated information technology systems to operate our business. In the ordinary course of business, we provide content and collect, store and utilize confidential information (including, but not limited to, personal customer information and data), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information as well as comply with applicable regulatory requirements and contractual obligations.

We also have outsourced significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information and website content. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to security breaches. While we have invested, including by maintaining cybersecurity insurance coverage, and developed systems and processes designed to protect such proprietary or customer information or data and our website content, these measures are costly, and there can be no assurance that our efforts will prevent service interruptions or security breaches and other malicious acts.

Existing, proposed or new data privacy legislation and regulations, including interpretations thereof, could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) includes increased privacy and security requirements for companies that receive or process personal data of residents of Europe. As a result, we have implemented measures to comply with these requirements, including, among other things, documenting our data processing activities and informing users about how we use their personal data. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our services and products. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator. The GDPR also includes significant penalties for non-compliance with any of several requirements of the regulation. Data protection and privacy laws have also been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020, the Health Insurance Portability and Accountability Act (HIPAA), and other relevant statutes. These laws also typically include notification obligations and impose significant penalties and potential liability for non-compliance. The data privacy and security regulatory regime continues to evolve and is increasingly demanding. Many states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across jurisdictions could present compliance challenges, and any failures to comply with such requirements may have an adverse effect on our business or results of operations.

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

The international nature of our operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls; economic downturns; inflation and political and social instability in the countries in which we operate; weakening or loss of the protection of intellectual property rights in some countries and limitations on our ability to enforce our intellectual property rights under some local laws; and our dependence on foreign personnel. For example, during the second quarter of fiscal 2016, the United Kingdom voted by referendum to exit the European Union (the “EU”), commonly referred to as “Brexit.” On January 31, 2020, the United Kingdom ceased to be part of the EU and the transition period ended on December 31, 2020. The EU and the UK agreed to an EU-UK Trade and Cooperation Agreement (“TCA”) that governs the trading relationship between the UK and the member states of the EU from January 1, 2021. Broadly, the TCA provides for zero tariffs and zero quotas on all goods that comply with the appropriate rules of origin, but is subject to both parties maintaining a level playing field in areas such as environmental protection, social and labor rights, investment, competition, state aid, and tax transparency. Brexit has and continues to create general economic uncertainty in the UK and EU. The effects of Brexit could have an adverse impact on our business, results of operations, financial condition, and/or cash flows, particularly with respect to our United Kingdom reportable segment.

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

Certain federal, state and foreign agencies, such as the FTC and FDA, regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, labeling, privacy, consumer pricing and billing arrangements, and other consumer protection matters. A determination by a federal, state or foreign agency, or a court in connection with a governmental enforcement action or private litigation, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions on our business operations. For example, during the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017. Subsequent to our 2018 acquisition of Kurbo, we became subject to additional obligations under the Children’s Online Privacy Protection Act (COPPA) and other applicable laws and regulations enforced by the FTC and other agencies. In February 2022, the FTC filed a complaint and proposed settlement order to resolve allegations that Kurbo violated COPPA. For additional information, see Note 16 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Laws and regulations directly applicable to communications, operations or commerce over the Internet, such as those governing consumer protection, intellectual property, privacy and taxation, continue to evolve. Recent examples include the enactment of the GDPR and the CCPA. If we are required to comply with new laws or regulations or interpretations of existing laws or regulations that differ from our interpretations, or if we are unable to comply with these laws, regulations or interpretations, our business and results of operations could be adversely affected.

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

Artal owns approximately 21% of our outstanding common stock and has the ability to exercise significant influence over the election and removal of our directors and our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of our ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. So long as Artal owns 10% or more of our common stock, Artal will have the right pursuant to an agreement with us to nominate directors to our Board of Directors in proportion to its stock ownership. The interests of Artal may not coincide with our interests or the interests of other holders of our common stock.

If our existing large shareholders sell a substantial amount of shares of our common stock, the market price of our common stock could decline.

The sale of substantial amounts of shares of our common stock by existing large shareholders, or the perception that such sales could occur, including sales by Artal or Ms. Winfrey, could harm the prevailing market price of shares of our common stock. In fiscal 2018, Artal sold 14,625,000 shares of our common stock and Ms. Winfrey sold 2,359,702 shares of our common stock (including shares transferred by Ms. Winfrey as a gift to The Oprah Winfrey Charitable Foundation that were subsequently sold by such foundation). Sales such as these, and the possibility that additional sales may occur in the future, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act and including Artal and Ms. Winfrey, may be sold only in compliance with certain limitations applicable to affiliates.

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

Set forth below are the names, ages as of January 1, 2022 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position

Mindy Grossman	64	President and Chief Executive Officer, Director

Amy O’Keefe	51	Chief Financial Officer

Nicholas P. Hotchkin	56	Chief Operating Officer

Michael F. Colosi	56	General Counsel and Secretary

Michael Lysaght	48	Chief Digital Officer

Raymond Debbane(1)	66	Chairman of the Board of Directors

Steven M. Altschuler, M.D.(1)(2)	68	Director

Julie Bornstein	51	Director

Jennifer Dulski(1)	50	Director

Jonas M. Fajgenbaum	49	Director

Denis F. Kelly(2)	72	Director

Julie Rice(3)	51	Director

Thilo Semmelbauer(2)(3)	56	Director

Christopher J. Sobecki(1)(3)	63	Director

Oprah Winfrey	67	Director

(1)	Member of Compensation and Benefits Committee.
(2)	Member of Audit Committee.
(3)	Member of Nominating and Corporate Governance Committee.

Mindy Grossman. Ms. Grossman has served as a director and our President and Chief Executive Officer since July 2017. Prior to joining us, she served as Chief Executive Officer of HSN, Inc., an interactive, multichannel retailer of fashion, household and lifestyle products, and a member of its Board of Directors from August 2008 to May 2017. Prior to joining HSN, she served as Chief Executive Officer of IAC Retailing, a business segment of HSN’s former parent company, IAC/InterActiveCorp, a media and Internet company, from April 2006 to August 2008, and Global Vice President of Nike, Inc.’s apparel business from October 2000 to March 2006. Earlier in her career, Ms. Grossman held various other executive positions in the retail industry, including President and CEO of Polo Jeans Company, Vice President of New Business Development at Polo Ralph Lauren Corporation, President of Chaps Ralph Lauren, and Senior Vice President of Menswear for Warnaco, Inc. Ms. Grossman is a director of Fanatics, Inc. and was previously a director of Bloomin’ Brands, Inc. She also serves as a director of UNICEF USA and Vault Health, Inc.

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

Julie Bornstein. Ms. Bornstein has been a director since February 2019. Since February 2018, Ms. Bornstein has served as Chief Executive Officer of The Yes Platform, Inc., an AI-powered online shopping platform she co-founded. From March 2015 to September 2017, Ms. Bornstein served as Chief Operating Officer at Stitch Fix, Inc., an online styling services company. Prior to that, Ms. Bornstein served as Chief Digital Officer at Sephora, a cosmetic retail company and subsidiary of LVMH Moët Hennessy Louis Vuitton SE, from August 2007 to March 2015. Ms. Bornstein received a B.A. in Government from Harvard College and an M.B.A. from Harvard Business School. Ms. Bornstein is a director of Redfin Corporation and Sweetgreen, Inc.

Jennifer Dulski. Ms. Dulski has been a director since February 2020. In April 2020, Ms. Dulski founded and began serving as Chief Executive Officer of Rising Team, a SaaS company that provides tools for leadership and team development. She previously served as Head of Groups & Community for Facebook, Inc., a social networking service, from September 2017 to May 2019 and as President & Chief Operating Officer of Change.org, a social change platform, from January 2013 to June 2017. Until January 2013, Ms. Dulski served as Global Head of Product Management, Shopping & Product Ads at Google Inc., which she joined in 2011 when it acquired The Dealmap, a company she co-founded and for which she served as Chief Executive Officer from 2007 until its acquisition. Prior to that, Ms. Dulski served in multiple roles at Yahoo! Inc. from 1999 until 2007. Ms. Dulski received a B.A. in Psychology and an M.B.A. from Cornell University. She was previously a director of TEGNA Inc. and Social Capital Hedosophia Holdings Corp. V.

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

Julie Rice. Ms. Rice has been a director since August 2018. Since February 2021, she has served as the Co-Founder and Co-Chief Executive Officer of Peoplehood LLC, a connection and wellness company, and since June 2016, she has served as the Co-Founder of LifeShop LLC, an advising and investing company. From November 2017 to March 2019, Ms. Rice served as a Partner at WeWork, a shared workspace company. After co-founding SoulCycle Inc., a fitness company, in 2006, Ms. Rice served as Co-Chief Executive Officer from 2006 to 2015, Chief Talent and Creative Officer from 2015 to 2016 and a member of the board of directors from 2010 to 2018. Previously, Ms. Rice was a Talent Manager at Handprint Entertainment from 1997 to 2004. Ms. Rice received a B.A. in English and Theater from the State University of New York at Binghamton.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During fiscal 2021 and fiscal 2020, we repurchased no shares of our common stock under this program. As of the end of fiscal 2021, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

Holders

The approximate number of holders of record of our common stock as of February 1, 2022 was 225. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future.

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock from December 30, 2016, the last trading day of our 2016 fiscal year, through December 31, 2021, the last trading day of our 2021 fiscal year, as compared to the cumulative return of the Standard & Poor’s 500 Index, or the S&P 500 Index, and the cumulative return of the Standard & Poor’s MidCap 400 Index, or the S&P MidCap 400 Index. We selected the S&P 500 Index because it is a broad index of equity markets. We selected the S&P MidCap 400 Index, which is generally comprised of issuers having a similar market capitalization with the Company at the times presented and of which we are currently a member, because we believe that there are no other lines of business or published industry indices or peer groups that provide a more meaningful comparison of the cumulative return of our stock. The graph assumes that $100 was invested on December 30, 2016 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P MidCap 400 Index, and that all dividends, as applicable, were reinvested.

	Cumulative Total Return ($)
Company/Index	12.30.16	12.29.17	12.28.18	12.27.19	12.31.20	12.31.21
WW International, Inc.	100.00	386.72	360.61	328.55	213.10	140.87
S&P 500 Index	100.00	121.83	115.49	153.57	181.35	233.40
S&P MidCap 400 Index	100.00	116.24	102.31	130.36	148.25	184.96

Item 6.	[Reserved]

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, prospects, objectives, expectations and intentions. The cautionary statements discussed in “Cautionary Notice Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K should be read as applying to all forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, without limitation, those discussed in “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. For the discussion of the financial condition and results of operations for the year ended January 2, 2021 compared to the year ended December 28, 2019, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 filed with the SEC on February 25, 2021, which discussion is incorporated herein by reference.

Overview

We are a global wellness company powered by the world’s leading commercial weight management program and an award-winning digital subscription platform. We are focused on inspiring people to adopt healthy habits for real life and aim to democratize and deliver wellness for all. With nearly six decades of weight management experience, expertise and know-how, we are one of the most recognized and trusted brand names among weight-conscious consumers. We educate our members and provide them with guidance, digital tools and an inspiring community to enable them to develop healthy habits and focus on their overall health and wellness. WW-branded services and products include digital offerings provided through our apps and websites, workshops, consumer products, and various events and experiences. Our business has gone through a significant shift to a digital subscription model over the past several years and our primary sources of revenue are subscriptions for our digital products and for our workshops. Our “Digital” business refers to providing subscriptions to our digital product offerings, including Digital 360 and Personal Coaching + Digital. Our “Workshops + Digital” (formerly known as “Studio + Digital”) business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members.

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
•

E-commerce, licensing, franchise royalties and other.    We generate revenues from sales of consumer products online through our e-commerce platforms and through our trusted partners. We license our trademarks and other intellectual property in certain categories of food, beverages and other relevant consumer products and services. We also co-brand or endorse with carefully selected branded consumer products and services. In addition, our franchisees typically pay us a royalty fee of 10% of their Workshops + Digital fee revenues as well as purchase products for sale in their workshops. We also generate revenues from publishing.

The following table sets forth our revenues by category for the past two fiscal years.

Revenue Sources

(in millions)

	Fiscal 2021	Fiscal 2020
	(52 weeks)	(53 weeks)
Subscription Revenues	$1,063.0	$1,186.5
In-studio product sales	21.9	40.4
E-commerce, licensing, franchise royalties and other	127.5	151.3
Total	$1,212.5	$1,378.1

Note: Totals may not sum due to rounding.

Total revenues for fiscal 2021 decreased 12.0% versus fiscal 2020 driven primarily by a decrease in Subscription Revenues. Additional revenue details are as follows:

•

Subscription Revenues. Subscription Revenues for fiscal 2021 decreased 10.4% versus fiscal 2020 due to a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Our Workshops + Digital products are priced at a premium compared to our Digital products. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020 and the significant recruitment decline in fiscal 2021 driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. End of Period Subscribers for fiscal 2021 decreased 5.8% versus the prior year. In fiscal 2021, recruitment declined compared to the prior year due to the COVID-19 environment and cycling against the successful launch of the myWW program in fiscal 2020. Partially mitigating these trends, member retention in the aggregate has improved over fiscal 2020 and was at historic highs in fiscal 2021. Recruitment and retention continue to be a key strategic focus.

•	In-studio product sales. In-studio product sales for fiscal 2021 decreased 45.7% versus fiscal 2020 as a result of the closure of our studios and reduced operations related to the COVID-19 pandemic.
•

E-commerce, licensing, franchise royalties and other. All other revenues for fiscal 2021 decreased 15.7% versus fiscal 2020 primarily due to cycling against the revenue received in connection with the WW Presents: Oprah’s 2020 Vision tour in fiscal 2020.

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

Marketing Expenses

Marketing expenses primarily consist of costs to produce advertising and marketing materials as well as media costs to advertise our brand and products across multiple platforms (e.g., television, YouTube, social media, programmatic, audio, search, affiliate, branded content, electronic customer relationship marketing (eCRM), direct mail and public relations), costs paid to third-party agencies who help us develop our marketing campaigns and strategy, expenses in support of market research, as well as costs incurred in connection with local marketing and promotions.

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

Gross Margin

The following table sets forth our gross profit and gross margin for the past two fiscal years, as adjusted for fiscal 2021 to exclude the impact of the 2021 plan restructuring charges and the reversal of 2020 plan restructuring charges, and as adjusted for fiscal 2020 to exclude the impact of the 2020 plan restructuring charges. See “Non-GAAP Financial Measures” for additional information.

(in millions except percentages)	Fiscal 2021	Fiscal 2020
Gross Profit	$726.4	$777.8
Gross Margin	59.9%	56.4%
Adjustments to Reported Amounts (1)
2021 plan restructuring charges	16.7	—
2020 plan restructuring charges	(1.3)	23.3
Gross Profit, as adjusted (1)	$741.8	$801.1
Gross Margin impact from above adjustments (1)	(1.3%)	(1.7%)
Gross Margin, as adjusted (1)	61.2%	58.1%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2021 to exclude the impact of the $16.7 million ($12.5 million after tax) of 2021 plan restructuring charges and the reversal of $1.3 million ($1.0 million after tax) of 2020 plan restructuring charges, and for fiscal 2020 to exclude the impact of the $23.3 million ($17.4 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In fiscal 2021, excluding the impact of the 2021 plan restructuring charges and the reversal of 2020 plan restructuring charges, the gross margin increase from fiscal 2020, excluding the impact of the 2020 plan restructuring charges, was driven primarily by a revenue mix shift to our higher margin Digital business and cycling against the lower margin revenues from the WW Presents: Oprah’s 2020 Vision tour, partially offset by an increase in fixed costs in our Digital business primarily related to Digital 360.

Operating Income Margin

The following table sets forth our operating income for the past two fiscal years, as adjusted for fiscal 2021 to exclude the impact of the 2021 plan restructuring charges and the reversal of 2020 plan restructuring charges, and as adjusted for fiscal 2020 to exclude the impact of the 2020 plan restructuring charges, the Winfrey Stock Compensation expense and the impairment charge for our goodwill related to our Brazil reporting unit:

(in millions except percentages)	Fiscal 2021	Fiscal 2020
Operating Income	$196.3	$216.2
Operating Income Margin	16.2%	15.7%
Adjustments to Reported Amounts (1)
2021 plan restructuring charges	21.5	—
2020 plan restructuring charges	(1.6)	33.1
Winfrey Stock Compensation expense	—	32.7
Goodwill impairment	—	3.7
Operating Income, as adjusted (1)	$216.2	$285.6
Operating Income Margin impact from above adjustments (1)	(1.6%)	(5.0%)
Operating Income Margin, as adjusted (1)	17.8%	20.7%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2021 to exclude the impact of the $21.5 million ($16.1 million after tax) of 2021 plan restructuring charges and the reversal of $1.6 million ($1.2 million after tax) of 2020 plan restructuring charges, and for fiscal 2020 to exclude the impact of the $33.1 million ($24.8 million after tax) of 2020 plan restructuring charges, the $32.7 million ($24.5 million after tax) Winfrey Stock Compensation expense and the $3.7 million ($2.7 million after tax) goodwill impairment charge related to our Brazil reporting unit. See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In fiscal 2021, excluding the impact of the 2021 plan restructuring charges and the reversal of 2020 plan restructuring charges, the decrease in operating income margin from fiscal 2020, excluding the impact of the 2020 restructuring charges, the Winfrey Stock Compensation expense and the goodwill impairment charge, was driven primarily by an increase in selling, general and administrative expenses as a percentage of revenue and an increase in marketing expenses as a percentage of revenue, partially offset by an increase in gross margin.

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

COVID-19 Pandemic

The novel coronavirus (including its variants, COVID-19) pandemic continues to impact our business operations and the markets in which we operate. Additionally, we have seen significant shifts in consumer sentiment with respect to the weight loss and wellness marketplace as the pandemic evolves. COVID-19 had a significant effect on our reported results for fiscal 2020 and fiscal 2021. While the number of End of Period Subscribers at the end of fiscal 2021 was essentially flat compared to the pre-pandemic number at the end of fiscal 2019, it decreased 5.8% versus the end of fiscal 2020. While Digital recruitments were strong in the beginning of the COVID-19 pandemic, a subsequent turn in consumer sentiment has driven a decline in Digital recruitments, and recruitment projections for our Digital business are unpredictable. Our Workshops + Digital recruitments were dramatically impacted during the first year of the pandemic, and mix shifted toward our Digital business. This change in our mix, especially when amplified by the nature of our subscription business, has negatively impacted revenue and may continue to impact it in the future. The negative impact of COVID-19, including its impact on consumer sentiment, is expected to continue to impact the business in the first quarter of fiscal 2022. Over the longer term, it remains uncertain how the COVID-19 pandemic will impact consumer demand for our products and services and consumer preferences and behavior generally.

The extent to which our operations and business trends will continue in future periods to be impacted by, and any unforeseen costs will result from, the ongoing outbreak of COVID-19 will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. These developments include, among other things, the severity of any variant or surges in COVID-19 cases, new information about health implications, vaccine availability and hesitancy, and actions by government authorities to contain the outbreak or treat its impact. This dynamic situation is driving uncertainly at the macroeconomic, local and consumer levels. We continue to actively monitor the ongoing global outbreak of COVID-19 and its impact and related developments.

In response to the public health crisis posed by COVID-19, in March 2020, we suspended our in-person workshops and moved quickly to transition these workshops to an entirely virtual experience. In June 2020, we began a phased re-opening with reduced operations of a limited number of our studio locations. During fiscal 2021, we selectively resumed in-person workshops where profitable and consistent with promoting the health and safety of our employees and members. However, during these uncertain times, we will continue to adhere to the requirements in local jurisdictions to close re-opened studios as necessary. We continue to evolve our workshop strategy as we evaluate our cost structure and respond to shifting consumer sentiment. This evolution may lead to further reduced operations. We continue to serve our members virtually, both via our Digital business and through virtual workshops. However, our Workshops + Digital business, including its business operations, number of subscribers and in-studio product sales, remain substantially affected by the evolving COVID-19 environment.

As we continue to address the impact of the pandemic, and the related evolving legal and consumer landscape, we are focused on how to best meet our members’ and consumers’ needs. We consolidated certain of our studios and continue to close certain other branded studio locations. The decision to re-open a studio location, if at all, or further consolidate studio locations, will be influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences, changes in consumer sentiment and behavior, and the protection of the health and safety of our employees and members, and will be dependent on cost efficiencies and alignment with our digital and brand strategy. The current number of our studio locations is significantly lower than that prior to the pandemic, and we expect it to remain below pre-COVID-19 levels. As a result, we have incurred, and we expect to continue to incur, significant costs associated with our real estate realignment.

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

Market Trends

We believe that our revenues and profitability can be sensitive to major trends in the wellness and weight management industries. In particular, we believe that our business could be adversely impacted by:

•	increased competition from weight loss and wellness apps;
•	reduced consumer interest in commercial weight loss and diet programs;
•	the development of more effective or more favorably perceived weight management methods or technologies, including by the pharmaceutical, genetics and biotechnology industries;
•

a failure to develop and market new, innovative services and products, to enhance our existing services and products, or to successfully expand into new channels of distribution or respond to consumer trends or sentiment, including consumer focus on integrated lifestyle and fitness approaches;

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

North America Metrics and Business Trends

In fiscal 2021, North America Total Paid Weeks decreased 4.2% versus the prior year. The decrease in North America Total Paid Weeks was driven primarily by lower recruitments versus the prior year due to the COVID-19 environment and cycling against the successful launch of the myWW program in fiscal 2020.

Continental Europe Metrics and Business Trends

In fiscal 2021, Continental Europe Total Paid Weeks increased 0.3% versus the prior year, driven primarily by the higher number of Incoming Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020, offset by lower recruitments versus the prior year due to the COVID-19 environment.

United Kingdom Metrics and Business Trends

In fiscal 2021, UK Total Paid Weeks decreased 19.0% versus the prior year. The decrease in UK Total Paid Weeks was driven primarily by lower recruitments versus the prior year due to the COVID-19 environment and cycling against the successful launch of the myWW program in fiscal 2020.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross profit margin, operating income and operating income margin are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) fiscal 2021 to exclude the net impact of (x) charges associated with our previously disclosed 2021 organizational restructuring plan and (y) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan and (ii) fiscal 2020 to exclude the impact of (x) charges associated with our previously disclosed 2020 organizational restructuring plan, (y) the one-time stock compensation expense associated with the previously disclosed option granted to Ms. Oprah Winfrey in connection with the Company extending its partnership with Ms. Winfrey (the “Winfrey Stock Compensation expense”) and (z) the impairment charge for our goodwill related to our Brazil reporting unit. We generally refer to such non-GAAP measures as follows: (i) with respect to the adjustments for fiscal 2021, as excluding or adjusting for the net impact of restructuring charges; and (ii) with respect to the adjustments for fiscal 2020, as excluding or adjusting for the impact of the restructuring charges, the Winfrey Stock Compensation expense and the goodwill impairment charge. We also present within this Annual Report on Form 10-K the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, early extinguishment of debt, restructuring charges (including the net impact where applicable) and goodwill impairment (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

Critical Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to the impairment analysis for goodwill and other indefinite-lived intangible assets. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Based on this criteria, we believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant judgments and estimates. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Workshops + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand as of the January 1, 2022 balance sheet date were $698.4 million, $60.1 million, $12.2 million, $6.5 million and $4.8 million, respectively.

In our hypothetical start-up approach analysis for fiscal 2021, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In our relief from royalty approach analysis for fiscal 2021, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the January 1, 2022 balance sheet date were $105.1 million, $42.4 million and $9.9 million, respectively.

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

Based on the results of our May 9, 2021 annual franchise rights acquired impairment analysis performed for all of our units of account, all units, except for New Zealand, had an estimated fair value at least 45% higher than the respective unit’s carrying amount. Collectively, these units of account represent 99.4% of our total franchise rights acquired as of the January 1, 2022 balance sheet date. Based on the results of our annual franchise rights acquired impairment test performed for our New Zealand unit of account, which holds 0.6% of our franchise rights acquired as of the January 1, 2022 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 10%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $4.8 million as of January 1, 2022.

In performing this impairment analysis for fiscal 2021, in our hypothetical start-up approach analysis, for the year of maturity, we assumed Workshops + Digital revenue (comprised of Workshops + Digital Fees and revenues from products sold to members in studios) growth of (41.5%) to 5.6% in the year of maturity from fiscal 2020, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.8%. For the year of maturity and beyond, we assumed operating income margin rates of 7.1% to 11.7%. In our relief from royalty approach, we assumed Digital revenue growth in each country of 17.9% to 28.3% in fiscal 2021 and of 4.7% to 26.8% in fiscal 2022.

Based on the results of our May 9, 2021 annual goodwill impairment test performed for all of our reporting units, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

The following are the more significant assumptions utilized in our annual impairment analyses for fiscal 2021 and fiscal 2020:

	Fiscal 2021	Fiscal 2020
Debt-Free Cumulative Annual Cash Flow Growth Rate	0.2% to 2.6%	4.0% to 13.9%
Discount Rate	8.5%	9.5%

Canada Indefinite-Lived Franchise Rights Acquired Interim Impairment Test

Our Canada unit of account had a net book value of $60.1 million, 7.7% of our franchise rights acquired as of the January 1, 2022 balance sheet date. Given the lower headroom in the May 9, 2021 annual franchise rights acquired impairment test for this unit relative to the other units of account and the decline in business performance through fiscal 2021 (which may continue into fiscal 2022), we performed an interim impairment analysis as of January 1, 2022. In this test, the estimated fair value of this unit of account exceeded its carrying value by approximately 3%. Therefore, we did not record an impairment for the Canada unit of account.

Any impairment test is highly dependent on the assumptions used. The most significant assumptions at issue are the discount rate applied and the Digital revenue growth rate used. In the interim impairment analysis, we applied a discount rate of 9.0% based on our actual weighted-average cost of capital, which included the cost of equity and the cost of debt. We projected Digital revenues based upon our current and past performance. Changes in these assumptions would have a significant impact on the valuation model. Holding all other assumptions constant, a hypothetical 50 basis point increase in our discount rate assumption would decrease the fair value by approximately 8%, which would result in an impairment. Holding all other assumptions constant, a hypothetical 1% reduction in projected Digital revenues for each year in the analysis would decrease the fair value by approximately 5%, which would also result in an impairment.

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

Critical Accounting Policies

Information concerning our critical accounting policies is set forth in Note 2 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR FISCAL 2021 (52 weeks) COMPARED TO FISCAL 2020 (53 weeks)

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. Fiscal 2021 contained 52 weeks, while fiscal 2020 contained 53 weeks. The first week of fiscal 2020, which began on December 29, 2019 and ended on January 4, 2020, contributed an additional $25.5 million in fiscal 2020 net revenues. Due to the timing of the first week of fiscal 2020, additional marketing expense drove a decline of $7.5 million in fiscal 2020 operating income. The first week of fiscal 2020 also contributed 3.2 million of additional Digital Paid Weeks, 1.3 million of additional Workshops + Digital Paid Weeks and 4.5 million of additional Total Paid Weeks to fiscal 2020. The additional week in fiscal 2020 also resulted in an additional week of interest expense for that year.

The table below sets forth selected financial information for fiscal 2021 from our consolidated statements of net income for fiscal 2021 versus selected financial information for fiscal 2020 from our consolidated statements of net income for fiscal 2020.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	Fiscal 2021	Fiscal 2020	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$1,212.5	$1,378.1	$(165.7)	(12.0%)		(13.7%)
Cost of revenues	486.1	600.3	(114.2)	(19.0%)		(20.2%)
Gross profit	726.4	777.8	(51.5)	(6.6%)		(8.7%)
Gross Margin %	59.9%	56.4%

Marketing expenses	261.5	260.7	0.7	0.3%		(2.0%)
Selling, general & administrative expenses	268.6	297.3	(28.7)	(9.6%)		(10.7%)
Goodwill impairment	—	3.7	(3.7)	(100.0%)		(100.0%)
Operating income	196.3	216.2	(19.9)	(9.2%)		(12.3%)
Operating Income Margin %	16.2%	15.7%

Interest expense	87.9	123.3	(35.4)	(28.7%)		(28.7%)
Other expense, net	1.4	0.3	1.0	100.0%	*	100.0%	*
Early extinguishment of debt	30.4	0.0	30.4	100.0%		100.0%
Income before income taxes	76.7	92.5	(15.8)	(17.1%)		(24.5%)

Provision for income taxes	9.8	17.5	(7.7)	(44.0%)		(55.0%)
Net income	66.9	75.0	(8.1)	(10.9%)		(17.4%)
Net loss attributable to the noncontrolling interest	—	0.0	(0.0)	(100.0%)		(100.0%)

Net income attributable to WW International, Inc.	$66.9	$75.1	$(8.2)	(10.9%)		(17.4%)

Weighted average diluted shares outstanding	70.7	70.0	0.7	1.0%		1.0%
Diluted earnings per share	$0.95	$1.07	$(0.13)	(11.8%)		(18.2%)

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for fiscal 2021 are adjusted to exclude the impact of the $21.5 million of 2021 plan restructuring charges and the reversal of $1.6 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended January 1, 2022 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Fiscal 2021	$726.4	59.9%	$196.3	16.2%
Adjustments to reported amounts (1)
2021 plan restructuring charges	16.7		21.5
2020 plan restructuring charges	(1.3)		(1.6)
Total adjustments (1)	15.4		19.9
Fiscal 2021, as adjusted (1)	$741.8	61.2%	$216.2	17.8%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2021 to exclude the impact of the $21.5 million ($16.1 million after tax) of 2021 plan restructuring charges and the reversal of $1.6 million ($1.2 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for fiscal 2020 are adjusted to exclude the impact of the $33.1 million of 2020 plan restructuring charges, the $32.7 million Winfrey Stock Compensation expense and the $3.7 million goodwill impairment charge related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended January 2, 2021 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Fiscal 2020	$777.8	56.4%	$216.2	15.7%
Adjustments to reported amounts (1)
2020 plan restructuring charges	23.3		33.1
Winfrey Stock Compensation expense	—		32.7
Goodwill impairment	—		3.7
Total adjustments (1)	23.3		69.4
Fiscal 2020, as adjusted (1)	$801.1	58.1%	$285.6	20.7%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2020 to exclude the impact of the $33.1 million ($24.8 million after tax) of 2020 plan restructuring charges, the $32.7 million ($24.5 million after tax) Winfrey Stock Compensation expense and the $3.7 million ($2.7 million after tax) goodwill impairment charge. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for fiscal 2021 were $1,212.5 million, a decrease of $165.7 million, or 12.0%, versus fiscal 2020. Excluding the impact of foreign currency, which positively impacted our revenues in fiscal 2021 by $23.2 million, revenues for fiscal 2021 would have decreased 13.7% versus the prior year. This decrease was driven primarily by lower revenues related to Workshops + Digital Fees as a result of the lower number of subscribers at the beginning of fiscal 2021 and throughout the fiscal year as compared to the prior year period due to the COVID-19 pandemic. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Total cost of revenues for fiscal 2021 decreased $114.2 million, or 19.0%, versus the prior year. Excluding the net impact of the $15.4 million of restructuring charges in fiscal 2021 and the impact of the $23.3 million of restructuring charges in fiscal 2020, total cost of revenues for fiscal 2021 would have decreased by 18.4%, or 19.7% on a constant currency basis, versus the prior year.

Gross Profit

Gross profit decreased $51.5 million, or 6.6%, in fiscal 2021 compared to fiscal 2020. Excluding the impact of foreign currency, which positively impacted gross profit in fiscal 2021 by $15.9 million, gross profit for fiscal 2021 would have decreased 8.7% versus the prior year. Excluding the net impact of the $15.4 million of restructuring charges in fiscal 2021 and the impact of the $23.3 million of restructuring charges in fiscal 2020, gross profit for fiscal 2021 would have decreased by 7.4%, or 9.4% on a constant currency basis, versus the prior year primarily due to the decrease in revenues. Gross margin for fiscal 2021 increased 3.5% to 59.9% versus 56.4% for fiscal 2020. Excluding the impact of foreign currency, gross margin for fiscal 2021 would have increased 3.3% to 59.7% versus the prior year. Excluding the net impact of restructuring charges in fiscal 2021 and the impact of restructuring charges in fiscal 2020, gross margin for fiscal 2021 would have increased 3.0% to 61.2% versus the prior year. Excluding the impact of foreign currency, the net impact of restructuring charges in fiscal 2021 and the impact of restructuring charges in fiscal 2020, gross margin for fiscal 2021 would have increased 2.9% to 61.0% versus the prior year. The gross margin increase was driven primarily by a revenue mix shift to our higher margin Digital business and cycling against the lower margin revenues from the WW Presents: Oprah’s 2020 Vision tour, partially offset by an increase in fixed costs in our Digital business primarily related to Digital 360.

Marketing

Marketing expenses for fiscal 2021 increased $0.7 million, or 0.3%, versus fiscal 2020. Excluding the impact of foreign currency, which increased marketing expenses in fiscal 2021 by $5.9 million, marketing expenses for fiscal 2021 would have decreased 2.0% versus fiscal 2020. Marketing expenses as a percentage of revenue increased to 21.6% in fiscal 2021 as compared to 18.9% in fiscal 2020.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2021 decreased $28.7 million, or 9.6%, versus fiscal 2020. Excluding the impact of foreign currency, which increased selling, general and administrative expenses in fiscal 2021 by $3.2 million, selling, general and administrative expenses for fiscal 2021 would have decreased 10.7% versus the prior year. Excluding the net impact of the $4.5 million of restructuring charges in fiscal 2021 and the impact of both the $32.7 million Winfrey Stock Compensation expense and the $9.8 million of restructuring charges in fiscal 2020, selling, general and administrative expenses for fiscal 2021 would have increased by 3.7%, or 2.4% on a constant currency basis, versus the prior year. This increase in selling, general and administrative expenses was driven primarily by higher employee compensation and related expenses. Selling, general and administrative expenses as a percentage of revenue increased to 22.2% in fiscal 2021 as compared to 21.6% in fiscal 2020.

Impairment

In performing our interim impairment analysis for our Brazil reporting unit during the first quarter of fiscal 2020, we determined that, based on the fair values calculated, the carrying amount of goodwill related to our Brazil reporting unit exceeded our fair value and recorded an impairment charge of $3.7 million in fiscal 2020.

Operating Income

Operating income for fiscal 2021 decreased $19.9 million, or 9.2%, versus fiscal 2020. Excluding the impact of foreign currency, which positively impacted operating income in fiscal 2021 by $6.8 million, operating income for fiscal 2021 would have decreased 12.3% versus the prior year. Excluding the net impact of the $19.9 million of restructuring charges in fiscal 2021 and the impact of the $33.1 million of restructuring charges, the $32.7 million Winfrey Stock Compensation expense and the $3.7 million goodwill impairment charge related to our Brazil reporting unit in fiscal 2020, operating income for fiscal 2021 would have decreased by 24.3%, or 26.7% on a constant currency basis, versus the prior year. This decrease in operating income was driven primarily by a decrease in gross profit as compared to the prior year. Operating income margin for fiscal 2021 increased 0.5% to 16.2% from 15.7% for fiscal 2020. Excluding the net impact of restructuring charges in fiscal 2021 and the impact of restructuring charges, the Winfrey Stock Compensation expense and the goodwill impairment charge in fiscal 2020, operating income margin for fiscal 2021 would have decreased by 2.9%, or 3.1% on a constant currency basis, versus the prior year. This decrease in operating income margin was driven primarily by an increase in selling, general and administrative expenses as a percentage of revenue and an increase in marketing expenses as a percentage of revenue, partially offset by an increase in gross margin, versus the prior year.

Interest Expense

Interest expense for fiscal 2021 decreased $35.4 million, or 28.7%, versus fiscal 2020. The decrease in interest expense was driven primarily by lower interest rates under our New Term Loan Facility (as defined below) and on our Senior Secured Notes (as defined below) as a result of our April 2021 debt refinancing (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2021 and fiscal 2020 and excluding the impact of our interest rate swaps then in effect, decreased to 5.15% per annum at the end of fiscal 2021 from 6.94% per annum at the end of fiscal 2020. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2021 and fiscal 2020, decreased to 5.85% per annum at the end of fiscal 2021 from 7.72% per annum at the end of fiscal 2020. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $1.0 million in fiscal 2021 to $1.4 million of expense as compared to $0.3 million of expense in the prior year.

Early Extinguishment of Debt

In fiscal 2021, we recorded $30.4 million in an aggregate amount of early extinguishment of debt charges, comprised of (1) $29.2 million recorded in the second quarter of fiscal 2021 resulting from fees in connection with the April 2021 debt refinancing, consisting of $12.9 million of a prepayment penalty on the Discharged Senior Notes (as defined below), $9.0 million of financing fees and the write-off of $7.2 million of pre-existing deferred financing fees and debt discount and (2) $1.2 million recorded in the fourth quarter of fiscal 2021 resulting from the write-off of a debt discount and deferred financing fees in connection with the voluntary debt prepayments of our outstanding term loans under the New Term Loan Facility. For additional details, see “—Liquidity and Capital Resources—Long-Term Debt”.

Tax

Our effective tax rate for fiscal 2021 was 12.7% as compared to 18.9% for fiscal 2020. The tax expense for fiscal 2021 was impacted by a tax benefit related to a decrease in the applicable state tax rate on certain deferred income, a tax benefit related to tax windfalls from stock compensation and a tax benefit due to the reversal of a valuation allowance related to certain non-U.S. net operating losses that are now expected to be realized, partially offset by tax expense related to income earned in foreign jurisdictions at rates higher than the U.S.

The tax expense for fiscal 2020 was impacted by a tax benefit related to the reversal of the tax impact of global intangible low-taxed income, or GILTI, a tax benefit related to tax windfalls from stock compensation and a tax benefit related to foreign-derived intangible income, partially offset by tax expense related to income earned in foreign jurisdictions at rates higher than the U.S. and out-of-period income tax adjustments.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law. The CARES Act includes provisions relating to modifications to the net interest deduction limitation, net operating loss carryforward rules, refundable payroll tax credits and deferment of the employer portion of certain payroll taxes.

On July 20, 2020, the U.S. Treasury Department released final regulations under Internal Revenue Code Section 951A (TD 9902) permitting a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign tax. As a result of the final regulations, we recorded a $7.6 million tax benefit in fiscal 2020 related to the fiscal 2018 and fiscal 2019 taxes previously accrued attributable to GILTI.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company for fiscal 2021 was $66.9 million, which reflected a $8.2 million, or 10.9%, decrease from fiscal 2020. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in fiscal 2021 by $4.9 million, net income attributable to the Company for fiscal 2021 would have decreased by 17.4% versus the prior year. Net income attributable to the Company for fiscal 2021 included a $22.7 million impact from the write-off of fees related to our aggregate early extinguishment of debt charges and a $14.9 million net impact from restructuring charges. Additionally, net income attributable to the Company for fiscal 2021 included a $6.3 million tax benefit related to a decrease in the applicable state tax rate on certain deferred income and a $1.6 million tax benefit due to the reversal of a valuation allowance related to certain non-U.S. net operating losses that are now expected to be realized. Net income attributable to the Company for fiscal 2020 included a $24.8 million impact from restructuring charges, a $24.5 million impact from the Winfrey Stock Compensation expense and a $2.7 million impact from the goodwill impairment charge related to our Brazil reporting unit. Additionally, net income attributable to the Company for fiscal 2020 included a $7.6 million tax benefit related to the reversal of the fiscal 2018 and fiscal 2019 tax impact of GILTI.

Earnings per fully diluted share, or EPS, for fiscal 2021 was $0.95 compared to $1.07 for fiscal 2020. EPS for fiscal 2021 included a $0.32 impact from the write-off of fees related to our aggregate early extinguishment of debt charges and a $0.21 net impact from restructuring charges. Additionally, EPS for fiscal 2021 included a $0.09 tax benefit related to a decrease in the applicable state tax rate on certain deferred income and a $0.02 tax benefit due to the reversal of a valuation allowance related to certain non-U.S. net operating losses that are now expected to be realized. EPS for fiscal 2020 included a $0.35 impact from restructuring charges, a $0.35 impact from the Winfrey Stock Compensation expense and a $0.04 impact from the goodwill impairment charge related to our Brazil reporting unit. Additionally, EPS for fiscal 2020 included an $0.11 tax benefit related to the reversal of the fiscal 2018 and fiscal 2019 tax impact of GILTI.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2021 and the percentage change in those metrics versus the prior year:

(in millions except percentages and as noted)

	Fiscal 2021
	GAAP			Constant Currency
		Product			Product		Total
	Subscription	Sales &	Total	Subscription	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$714.2	$100.6	$814.8	$711.1	$100.0	$811.2	157.0	2,822.3	2,734.9
CE	265.0	32.9	297.9	254.1	31.3	285.3	64.8	1,179.6	1,094.1
UK	55.1	10.8	65.8	51.3	10.0	61.3	16.4	323.5	245.0
Other (1)	28.8	5.2	33.9	26.6	4.9	31.5	5.2	97.7	94.5
Total	$1,063.0	$149.4	$1,212.5	$1,043.1	$146.2	$1,189.2	243.4	4,423.0	4,168.6

	% Change Fiscal 2021 vs. Fiscal 2020
North America	(12.3%)	(21.3%)	(13.5%)	(12.7%)	(21.7%)	(13.9%)	(4.2%)	3.7%	(3.1%)
CE	(3.7%)	(13.9%)	(4.9%)	(7.7%)	(18.2%)	(8.9%)	0.3%	11.3%	(7.2%)
UK	(18.1%)	(37.4%)	(22.0%)	(23.7%)	(41.8%)	(27.4%)	(19.0%)	(10.5%)	(24.3%)
Other (1)	(3.4%)	(39.1%)	(11.3%)	(10.6%)	(42.8%)	(17.7%)	(4.6%)	(4.3%)	(3.2%)
Total	(10.4%)	(22.0%)	(12.0%)	(12.1%)	(23.7%)	(13.7%)	(4.3%)	4.2%	(5.8%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Fiscal 2021
	Digital Subscription Revenues		Digital	Incoming	EOP	Workshops + Digital Fees		Workshops + Digital	Incoming Workshops	EOP Workshops
		Constant	Paid	Digital	Digital		Constant	Paid	+ Digital	+ Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$504.2	$501.7	128.3	2,334.1	2,186.9	$210.1	$209.4	28.7	488.2	548.0
CE	228.3	218.9	59.3	1,059.9	998.5	36.7	35.2	5.5	119.7	95.7
UK	36.3	33.8	12.4	235.0	179.7	18.7	17.4	4.0	88.5	65.3
Other (1)	19.4	17.9	4.1	74.0	76.0	9.4	8.7	1.2	23.7	18.5
Total	$788.2	$772.4	204.1	3,703.0	3,441.1	$274.9	$270.7	39.3	720.0	727.4

	% Change Fiscal 2021 vs. Fiscal 2020
North America	4.1%	3.6%	3.0%	24.8%	(6.3%)	(36.3%)	(36.5%)	(27.1%)	(42.7%)	12.3%
CE	9.8%	5.3%	7.4%	22.8%	(5.8%)	(45.4%)	(47.7%)	(41.6%)	(39.1%)	(20.1%)
UK	7.2%	(0.3%)	(1.8%)	23.9%	(23.5%)	(43.8%)	(47.6%)	(47.6%)	(48.5%)	(26.2%)
Other (1)	16.1%	7.5%	7.0%	20.1%	2.8%	(28.2%)	(33.6%)	(30.6%)	(41.5%)	(21.9%)
Total	6.1%	3.9%	4.0%	24.0%	(7.1%)	(38.0%)	(39.0%)	(32.3%)	(42.9%)	1.0%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues for fiscal 2021 versus the prior year was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues for fiscal 2021 versus the prior year was driven primarily by a decrease in Workshops + Digital Fees. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020 and the significant recruitment decline in fiscal 2021 as compared to the prior year driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The decrease in North America Total Paid Weeks for fiscal 2021 was driven primarily by lower recruitments versus the prior year due to the COVID-19 environment and cycling against the successful launch of the myWW program in fiscal 2020.

The decrease in North America product sales and other for fiscal 2021 versus the prior year was driven primarily by cycling against the revenue received in connection with the WW Presents: Oprah’s 2020 Vision tour in fiscal 2020 and a decrease in in-studio product sales.

Continental Europe Performance

The decrease in Continental Europe revenues for fiscal 2021 versus the prior year was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues for fiscal 2021 versus the prior year was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020 and the significant recruitment decline in fiscal 2021 as compared to the prior year driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The slight increase in Continental Europe Total Paid Weeks for fiscal 2021 versus the prior year was driven primarily by the higher number of Incoming Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020, offset by lower recruitments versus the prior year due to the COVID-19 environment.

The decrease in Continental Europe product sales and other for fiscal 2021 versus the prior year was driven primarily by a decrease in product sales.

United Kingdom Performance

The decrease in UK revenues for fiscal 2021 versus the prior year was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues for fiscal 2021 versus the prior year was driven primarily by a decrease in Workshops + Digital Fees. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020 and the significant recruitment decline in fiscal 2021 as compared to the prior year driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment. The decrease in UK Total Paid Weeks for fiscal 2021 was driven primarily by lower recruitments versus the prior year due to the COVID-19 environment and cycling against the successful launch of the myWW program in fiscal 2020.

The decrease in UK product sales and other for fiscal 2021 versus the prior year was driven primarily by a decrease in product sales.

Other Performance

The decrease in Other revenues for fiscal 2021 versus the prior year was driven by both a decrease in product sales and other and a decrease in Subscription Revenues. The decrease in Subscription Revenues for fiscal 2021 versus the prior year was driven by a decrease in Workshops + Digital Fees, partially offset by an increase in Digital Subscription Revenues. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2021 versus the beginning of fiscal 2020 and the recruitment decline in fiscal 2021 as compared to the prior year driven by the closure of certain of our studios and the limited reopening of others primarily related to the COVID-19 environment.

The decrease in Other product sales and other for fiscal 2021 versus the prior year was driven primarily by a decrease in franchise commissions and product sales.

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We currently believe that cash generated by operations, our cash on hand of approximately $153.8 million at January 1, 2022, our $173.9 million of availability under our New Revolving Credit Facility (as defined below) at January 1, 2022 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	January 1,	January 2,	Increase/
	2022	2021	(Decrease)
	(in millions)
Total current assets	$271.2	$299.2	$(28.0)
Total current liabilities	229.1	340.1	(111.0)
Working capital surplus (deficit)	42.0	(40.9)	(82.9)
Cash and cash equivalents	153.8	165.9	(12.1)
Current portion of long-term debt	—	77.0	(77.0)
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(111.8)	$(129.8)	$(18.0)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $18.0 million decrease in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

				Impact to
	January 1,	January 2,	Increase/	Working
	2022	2021	(Decrease)	Capital Deficit
	(in millions)
Derivative payable	$14.7	$28.3	$(13.6)	$(13.6)
Prepaid income taxes	$30.5	$20.0	$10.5	$(10.5)
Portion of operating lease liabilities due within one year	$20.3	$28.6	$(8.3)	$(8.3)
Income taxes payable	$1.7	$7.8	$(6.1)	$(6.1)
Deferred revenue	$45.9	$50.5	$(4.6)	$(4.6)
Accrued interest	$5.1	$2.7	$2.4	$2.4
Operational liabilities and other, net of assets	$54.7	$32.0	$22.7	$22.7
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$(18.0)

Note: Totals may not sum due to rounding.

The decrease in derivative payable was due to a change in fair value driven by the change in interest rates. The increase in prepaid income taxes was primarily due to the timing of tax payments, partially offset by tax accruals. The decrease in the portion of operating lease liabilities due within one year was due to the increase in lease terminations. The decrease in income taxes payable was primarily due to the timing of tax payments, partially offset by tax accruals. The increase in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by a decline in inventory balances and a decline in prepaid advertising due to the timing of payments.

Cash Flows

The following table sets forth a summary of our cash flows for the fiscal years ended:

	January 1,	January 2,
	2022	2021
	(in millions)
Net cash provided by operating activities	$157.3	$135.9
Net cash used for investing activities	$(52.8)	$(65.6)
Net cash used for financing activities	$(111.5)	$(95.5)

Operating Activities

Fiscal 2021

Cash flows provided by operating activities of $157.3 million in fiscal 2021 reflected an increase of $21.3 million from $135.9 million of cash flows provided by operating activities in fiscal 2020. The increase in cash provided by operating activities was primarily the result of an increase in cash provided by operating assets and liabilities, partially offset by a decrease in non-cash add-backs in fiscal 2021 as compared to the prior year.

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

Investing Activities

Fiscal 2021

Net cash used for investing activities totaled $52.8 million in fiscal 2021, a decrease of $12.8 million as compared to fiscal 2020. This decrease was primarily attributable to lower capital expenditures in fiscal 2021 as compared to the prior year.

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

Financing Activities

Fiscal 2021

Net cash used for financing activities totaled $111.5 million in fiscal 2021 primarily due to the April 13, 2021 payment in full of approximately $1.2 billion of borrowings under our then-existing credit facilities and redemption of all of the $300.0 million aggregate principal amount of our then-existing senior notes, as well as the payment in aggregate of $37.9 million of prepayment penalties, financing costs and debt discount in connection with the April 2021 debt refinancing. In addition, there was $52.5 million used in an aggregate amount for voluntary debt prepayments under our New Term Loan Facility (as defined below) in the fourth quarter of fiscal 2021, $2.5 million used for scheduled debt repayments under our New Term Loan Facility in the third quarter of fiscal 2021 and $19.3 million used for scheduled debt repayments under our then-existing term loan facility in the first quarter of fiscal 2021. These payments were partially offset by the proceeds received of $1,000.0 million in an aggregate principal amount of borrowings under our New Term Loan Facility and proceeds received from the issuance of $500.0 million in aggregate principal amount of our Senior Secured Notes (as defined below) in connection with our April 2021 debt refinancing. See “—Long-Term Debt” for additional details on debt.

Fiscal 2020

Net cash used for financing activities totaled $95.5 million in fiscal 2020 primarily due to $96.3 million used for scheduled debt repayments under our then-existing term loan facility. See “—Long-Term Debt” for additional details on debt.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at January 1, 2022:

Long-Term Debt

At January 1, 2022

(Balances in millions)

January 1, 2022
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	12.5
Unamortized debt discount	14.4
Total long-term debt	$1,418.1

Note: Totals may not sum due to rounding.

On April 13, 2021, we (1) repaid in full approximately $1.2 billion in aggregate principal amount of senior secured tranche B term loans due in 2024 under our then-existing credit facilities and (2) redeemed all of the $300.0 million in aggregate principal amount of our then-outstanding 8.625% Senior Notes due in 2025, or the Discharged Senior Notes. On April 13, 2021, our then-existing credit facilities included a senior secured revolving credit facility (which included borrowing capacity available for letters of credit) due in 2022 with $175.0 million in an aggregate principal amount of commitments. There were no outstanding borrowings under such revolving credit facility on that date. We funded such repayment of loans and redemption of notes with cash on hand as well as with proceeds received from approximately $1,000.0 million in an aggregate principal amount of borrowings under our new credit facilities and proceeds received from the issuance of $500.0 million in aggregate principal amount of 4.500% Senior Secured Notes due 2029, or the Senior Secured Notes. These transactions are collectively referred to herein as the April 2021 debt refinancing. Our new credit facilities consist of a $1,000.0 million term loan facility and a $175.0 million revolving credit facility (which includes borrowing capacity available for letters of credit) (collectively, as amended from time to time, referred to herein as the New Credit Facilities). During the second quarter of fiscal 2021, we incurred fees of $37.9 million (which included $12.9 million of a prepayment penalty on the Discharged Senior Notes and $5.0 million of a debt discount on our New Term Loan Facility (as defined below)) in connection with our April 2021 debt refinancing. In addition, we recorded a loss on early extinguishment of debt of $29.2 million in connection thereto. This early extinguishment of debt charge was comprised of $12.9 million of a prepayment penalty on the Discharged Senior Notes, $9.0 million of financing fees paid in connection with our April 2021 debt refinancing and the write-off of $7.2 million of pre-existing deferred financing fees and debt discount.

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

In December 2021, we made voluntary prepayments at par in an aggregate amount of $52.5 million in respect of our outstanding term loans under the New Term Loan Facility. As a result of these prepayments, we wrote off a debt discount and deferred financing fees of $1.2 million in the aggregate in the fourth quarter of fiscal 2021.

As of January 1, 2022, we had $945.0 million in an aggregate principal amount of loans outstanding under our New Credit Facilities, with $173.9 million of availability and $1.1 million in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility. There were no outstanding borrowings under the New Revolving Credit Facility as of January 1, 2022.

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

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of January 1, 2022, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the New Credit Agreement provides that we and the administrative agent may amend the New Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the New Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

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

Outstanding Debt

At January 1, 2022, we had $1,445.0 million outstanding under the New Credit Facilities and the Senior Secured Notes, consisting of borrowings under the New Term Loan Facility of $945.0 million, $0.0 drawn down on the New Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At the end of fiscal 2021 and fiscal 2020, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part IV, Item 15 of this Annual Report on Form 10-K under Note 19 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 5.11% and 7.03% per annum at January 1, 2022 and January 2, 2021, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 5.62% and 7.41% per annum at January 1, 2022 and January 2, 2021, respectively, based on interest rates on these dates.

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

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net income, the most comparable GAAP financial measure, for the fiscal years ended:

(in millions)

	January 1, 2022	January 2, 2021
Net Income	$66.9	$75.1
Interest	87.9	123.3
Taxes	9.8	17.5
Depreciation and amortization	45.5	50.0
Stock-based compensation	21.3	55.0
EBITDAS	$231.4	$320.9
Early extinguishment of debt	$30.4	—
2021 plan restructuring charges	21.5	—
2020 plan restructuring charges	(1.6)	33.1
Goodwill impairment	—	3.7
Adjusted EBITDAS (1)	$281.7	$357.6

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2021 to exclude the $30.4 million early extinguishment of debt, the $21.5 million of 2021 plan restructuring charges and the reversal of $1.6 million of 2020 plan restructuring charges and adjusts the consolidated statements of net income for fiscal 2020 to exclude the $33.1 million of 2020 plan restructuring charges and the $3.7 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of January 1, 2022, our net debt/Adjusted EBITDAS ratio was 4.5x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the fiscal year ended:

(in millions)

January 1, 2022
Total debt	$1,445.0
Less: Unamortized deferred financing costs	12.5
Less: Unamortized debt discount	14.4
Less: Cash on hand	153.8
Net debt	$1,264.3

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

Contractual Obligations

We are obligated under non-cancelable agreements primarily for office and rent facilities operating leases. Consolidated rent expense charged to operations under all our leases for fiscal 2021 was approximately $46.4 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2021:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-Term Debt (1)
Principal	$1,445.0	$—	$—	$—	$1,445.0
Interest	429.4	69.6	126.5	128.1	105.2
Operating leases, finance leases and non-cancelable agreements	147.9	36.1	45.8	20.7	45.3
Total (2)	$2,022.3	$105.7	$172.3	$148.8	$1,595.5

Note: Totals may not sum due to rounding.

(1)

Due to the fact that a portion of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2021 remains constant for all periods presented.

(2)

The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate. We believe that cash flows from operating activities, together with cash on hand, will provide sufficient liquidity for the short-term to fund currently anticipated capital expenditure and working capital requirements, as well as debt service requirements.

Franchisee Acquisitions

On August 16, 2021, we acquired substantially all of the assets of our franchisee for certain territories in Maine, Weight Watchers of Maine, Inc., for a purchase price of $2.3 million.

On March 22, 2021, we acquired substantially all of the assets of our franchisee for certain territories in Michigan, The WW Group, Inc., for an aggregate purchase price of $17.5 million. On March 22, 2021, we acquired substantially all of the assets of our franchisee for certain territories in Ontario, Canada, The WW Group Co., for an aggregate purchase price of $3.1 million.

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

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. The Company’s exposure to market risk as of the end of fiscal 2021 is described below.

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

On June 11, 2018, in order to hedge a portion of our variable rate debt, we entered into a forward-starting interest rate swap, or the 2018 swap, with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap was $500.0 million. During the term of this swap, the notional amount decreased from $500.0 million effective April 2, 2020 to $250.0 million on March 31, 2021. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1005%. On June 7, 2019, in order to hedge a portion of our variable rate debt, we entered into a forward-starting interest rate swap (together with the 2018 swap, known as the current swaps) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250.0 million. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.901%. The current swaps qualify for hedge accounting and, therefore, changes in the fair value of the current swaps have been recorded in accumulated other comprehensive loss. As of the end of fiscal 2021, we had $945.0 million of variable rate debt, of which $445.0 million remained unhedged.

As of January 1, 2022, borrowings under the New Credit Facilities bore interest at LIBOR plus an applicable margin of 3.50%. For the New Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the New Credit Agreement is set at 0.50%, referred to herein as the LIBOR Floor. In addition, as of January 1, 2022, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of January 1, 2022, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.0 million, driven primarily by the interest rate applicable to our New Term Loan Facility. A hypothetical 90 basis point decrease in interest rates would have resulted in no change to annual interest expense, driven primarily by the LIBOR Floor.

There have been no material changes to our exposure to market risk from the end of fiscal 2020 as compared to the end of fiscal 2021.

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

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-42 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on pages F-2 to F-4.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2022, the end of fiscal 2021. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of fiscal 2021, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2022, the end of fiscal 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of January 1, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 to F-4 to our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) certain of the information regarding our directors and executive officers called for by Items 401(a), (b) and (e) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below and (iii) the information regarding our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, called for by Item 406 of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of January 1, 2022:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,202,800	(1)	$33.84	(2)	5,964,530	(3)
Equity compensation plans not approved by security holders	500,000	(4)	$60.00	(2)	—
Total	7,702,800		$36.13	(2)	5,964,530

(1)

Consists of 1,520,620 shares of our common stock issuable upon the exercise of outstanding stock options awarded under our Third Amended and Restated 2014 Stock Incentive Plan, or 2014 Plan, and our 2008 Stock Incentive Plan, or 2008 Plan; 408,697 shares of our common stock issuable upon the exercise of the Winfrey Option granted pursuant to the Winfrey Option Agreement; 3,276,484 shares of our common stock issuable upon the exercise of the Winfrey Amendment Option granted pursuant to the Winfrey Amendment Option Agreement; 1,595,355 shares of our common stock issuable upon the vesting of restricted stock units, or RSUs, awarded under our 2014 Plan; and 401,644 shares of our common stock issuable upon the vesting of performance-based stock units, or PSUs, awarded under our 2014 Plan. The number of shares to be issued in respect of PSUs has been calculated based on the assumption that the maximum level of performance applicable to the PSUs has been achieved. The Winfrey Option was approved by the written consent of Artal Luxembourg which, as of the date thereof, controlled a majority of the voting power of our outstanding common stock. For additional details on the Winfrey Option, the Winfrey Amendment Option, the Winfrey Option Agreement and the Winfrey Amendment Option Agreement, see “Item 1. Business—History—Winfrey Transaction” of this Annual Report on Form 10-K.

(2)

Reflects the weighted average exercise price of outstanding stock options. This weighted average does not reflect the shares that will be issued upon the vesting of outstanding RSUs and PSUs because such equity awards have no exercise price.

(3)

Consists of shares of our common stock available for future issuance under our 2014 Plan, pursuant to various awards our Board of Directors’ Compensation and Benefits Committee may make, including non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock, performance-based awards and other equity-based awards. In connection with the initial approval of our 2014 Plan on May 6, 2014, our 2014 Plan replaced our 2008 Plan with respect to prospective equity grants.

(4)

Consists of 500,000 shares of our common stock issuable upon the exercise of a stock option granted on July 5, 2017 to Ms. Grossman in connection with her appointment as our President and Chief Executive Officer. This stock option was granted in reliance on the employment inducement exemption provided under the New York Stock Exchange Listed Company Manual Rule 303A.08. This stock option has a seven year term and proportionately vested annually over a four year period which began with the first anniversary of Ms. Grossman’s July 5, 2017 employment commencement date. While the stock option was not awarded pursuant to our 2014 Plan, it is subject to the same terms and conditions of the 2014 Plan.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WW International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WW International, Inc. and its subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of net income, of comprehensive income, of changes in total deficit and of cash flows for each of the three years in the period ended January 1, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Lived Franchise Rights Acquired Impairment Assessments – United States and Canada

As described in Note 2 to the consolidated financial statements, indefinite-lived franchise rights acquired for the United States and Canada were $698.4 million and $60.1 million, respectively, as of January 1, 2022. Management reviews indefinite-lived franchise rights acquired for potential impairment on at least an annual basis or more often if events so require. Potential impairment of indefinite-lived franchise rights acquired is identified by comparing the estimated fair value for these rights to their carrying value. Given the decline in business performance through fiscal 2021 for Canada, the Company performed an interim impairment analysis as of January 1, 2022. Fair value of indefinite-lived franchise rights acquired is estimated by management using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. Management uses various assumptions to determine fair value, including revenue growth rates, operating income margins, market-based royalty rate, and discount rate.

The principal considerations for our determination that performing procedures relating to the indefinite-lived franchise rights acquired impairment assessments for the United States and Canada is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the indefinite-lived franchise rights acquired for the United States and Canada, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and operating income margins, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived franchise rights acquired impairment assessments, including controls over the valuation of the indefinite-lived franchise rights acquired. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the indefinite-lived franchise rights acquired for the United States and Canada, (ii) evaluating the appropriateness of the discounted cash flow approach and the relief from royalty methodology, (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approach and relief from royalty methodology, and (iv) evaluating the significant assumptions used by management related to revenue growth rates and operating income margins. Evaluating management’s assumptions related to revenue growth rates and operating income margins involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the indefinite-lived franchise rights acquired and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and relief from royalty methodology.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 1, 2022

We have served as the Company’s auditor since 1999.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	January 1,	January 2,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$153,794	$165,887
Receivables (net of allowances: January 1, 2022 - $1,726 and January 2, 2021 - $2,298)	29,321	34,555
Inventories	30,566	39,456
Prepaid income taxes	30,478	20,028
Prepaid marketing and advertising	5,981	15,656
Prepaid expenses and other current assets	21,033	23,610
TOTAL CURRENT ASSETS	271,173	299,192
Property and equipment, net	37,219	51,935
Operating lease assets	89,902	119,102
Franchise rights acquired	785,195	765,850
Goodwill	157,374	155,617
Other intangible assets, net	61,126	59,709
Deferred income taxes	11,259	13,625
Other noncurrent assets	15,686	16,144
TOTAL ASSETS	$1,428,934	$1,481,174
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$—	$77,000
Portion of operating lease liabilities due within one year	20,297	28,551
Accounts payable	22,444	23,052
Salaries and wages payable	57,401	58,047
Accrued marketing and advertising	15,904	15,556
Accrued interest	5,085	2,710
Other accrued liabilities	45,728	48,615
Derivative payable	14,670	28,283
Income taxes payable	1,748	7,810
Deferred revenue	45,855	50,475
TOTAL CURRENT LIABILITIES	229,132	340,099
Long-term debt, net	1,418,104	1,408,800
Long-term operating lease liabilities	78,157	101,561
Deferred income taxes	157,718	173,713
Other	2,227	5,212
TOTAL LIABILITIES	1,885,338	2,029,385
Commitments and contingencies (Note 16)
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 122,052 shares issued at January 1, 2022 and 121,470 shares issued at January 2, 2021	0	0
Treasury stock, at cost, 51,988 shares at January 1, 2022 and 52,497 shares at January 2, 2021	(3,120,149)	(3,140,903)
Retained earnings	2,682,349	2,617,841
Accumulated other comprehensive loss	(18,604)	(25,149)
TOTAL DEFICIT	(456,404)	(548,211)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,428,934	$1,481,174

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	January 1,	January 2,	December 28,
	2022	2021	2019
	(52 weeks)	(53 weeks)	(52 weeks)
Subscription revenues, net	$1,063,039	$1,186,489	$1,207,266
Product sales and other, net	149,424	191,635	206,071
Revenues, net	1,212,463	1,378,124	1,413,337
Cost of subscription revenues	370,064	452,882	502,907
Cost of product sales and other	116,044	147,401	123,748
Cost of revenues	486,108	600,283	626,655
Gross profit	726,355	777,841	786,682
Marketing expenses	261,457	260,727	243,998
Selling, general and administrative expenses	268,614	297,287	254,699
Goodwill impairment	—	3,665	—
Operating income	196,284	216,162	287,985
Interest expense	87,909	123,310	135,267
Other expense, net	1,358	349	1,758
Early extinguishment of debt	30,352	—	—
Income before income taxes	76,665	92,503	150,960
Provision for income taxes	9,773	17,462	31,513
Net income	66,892	75,041	119,447
Net loss attributable to the noncontrolling interest	—	38	169
Net income attributable to WW International, Inc.	$66,892	$75,079	$119,616
Earnings per share attributable to WW International, Inc.
Basic	$0.96	$1.11	$1.78
Diluted	$0.95	$1.07	$1.72
Weighted average common shares outstanding
Basic	69,640	67,849	67,188
Diluted	70,744	70,020	69,550

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	January 1,	January 2,	December 28,
	2022	2021	2019
	(52 weeks)	(53 weeks)	(52 weeks)
Net income	$66,892	$75,041	$119,447
Other comprehensive gain (loss):
Foreign currency translation (loss) gain	(4,797)	10,088	3,676
Income tax benefit (expense) on foreign currency translation (loss) gain	1,206	(2,533)	(939)
Foreign currency translation (loss) gain, net of taxes	(3,591)	7,555	2,737
Gain (loss) on derivatives	13,539	(7,305)	(19,222)
Income tax (expense) benefit on gain (loss) on derivatives	(3,403)	1,855	4,868
Gain (loss) on derivatives, net of taxes	10,136	(5,450)	(14,354)
Total other comprehensive gain (loss)	6,545	2,105	(11,617)
Comprehensive income	73,437	77,146	107,830
Net loss attributable to the noncontrolling interest	—	38	169
Foreign currency translation loss, net of taxes attributable to the noncontrolling interest	—	98	22
Comprehensive loss attributable to the noncontrolling interest	—	136	191
Comprehensive income attributable to WW International, Inc.	$73,437	$77,282	$108,021

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

		WW International, Inc.

						Accumulated
	Redeemable					Other
	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 29, 2018	$3,913	120,352	$0	53,396	$(3,175,624)	$(15,757)	$2,382,438	$(808,943)
Comprehensive income (loss)	(191)					(11,595)	119,616	108,021
Issuance of treasury stock under stock plans				(463)	17,350		(22,442)	(5,092)
Compensation expense on share-based awards							20,471	20,471
Balance at December 28, 2019	$3,722	120,352	$0	52,933	$(3,158,274)	$(27,352)	$2,500,083	$(685,543)
Comprehensive income (loss)	(136)					2,203	75,079	77,282
Issuance of treasury stock under stock plans				(436)	17,371		(23,181)	(5,810)
Compensation expense on share-based awards							55,013	55,013
Issuance of common stock		1,118					7,793	7,793
Acquisition of minority interest	(3,586)						3,054	3,054
Balance at January 2, 2021	$—	121,470	$0	52,497	$(3,140,903)	$(25,149)	$2,617,841	$(548,211)
Comprehensive income	—					6,545	66,892	73,437
Issuance of treasury stock under stock plans				(509)	20,754		(27,783)	(7,029)
Compensation expense on share-based awards							21,348	21,348
Issuance of common stock		582					4,051	4,051
Balance at January 1, 2022	$—	122,052	$0	51,988	$(3,120,149)	$(18,604)	$2,682,349	$(456,404)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	January 1,	January 2,	December 28,
	2022	2021	2019
	(52 weeks)	(53 weeks)	(52 weeks)
Operating activities:
Net income	$66,892	$75,041	$119,447
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,550	50,677	45,017
Amortization of deferred financing costs and debt discount	6,136	8,845	9,318
Goodwill impairment	—	3,665	—
Impairment of intangible and long-lived assets	521	1,372	307
Share-based compensation expense	21,348	55,013	20,471
Deferred tax benefit	(15,565)	(1,440)	(9,424)
Allowance for doubtful accounts	(214)	411	(123)
Reserve for inventory obsolescence	7,657	16,425	8,710
Foreign currency exchange rate loss	744	719	1,235
Early extinguishment of debt	30,352	—	—
Changes in cash due to:
Receivables	4,707	(3,600)	1,331
Inventories	1,816	(25,940)	(9,127)
Prepaid expenses	1,554	(5,081)	13,619
Accounts payable	373	(4,045)	1,347
Accrued liabilities	1,272	(29,421)	(6,968)
Deferred revenue	(3,886)	(11,583)	6,199
Other long term assets and liabilities, net	(7,962)	1,859	(878)
Income taxes	(7,014)	3,023	(18,098)
Cash provided by operating activities	157,281	135,940	182,383
Investing activities:
Capital expenditures	(2,446)	(21,490)	(17,159)
Capitalized software expenditures	(35,205)	(28,941)	(30,824)
Cash paid for acquisitions	(12,836)	(10,037)	(4,060)
Other items, net	(2,266)	(5,123)	(580)
Cash used for investing activities	(52,753)	(65,591)	(52,623)
Financing activities:
Net (payments) borrowings on revolver	0	0	0
Proceeds from long term debt	1,500,000	—	—
Financing costs and debt discount	(37,910)	(475)	—
Payments on long-term debt	(1,564,000)	(96,250)	(177,000)
Taxes paid related to net share settlement of equity awards	(7,494)	(6,798)	(6,582)
Proceeds from stock options exercised	4,469	8,176	1,076
Cash paid for acquisitions	(6,450)	—	—
Other items, net	(151)	(192)	(487)
Cash used for financing activities	(111,536)	(95,539)	(182,993)
Effect of exchange rate changes on cash and cash equivalents	(5,085)	8,341	(1,005)
Net decrease in cash and cash equivalents	(12,093)	(16,849)	(54,238)
Cash and cash equivalents, beginning of period	165,887	182,736	236,974
Cash and cash equivalents, end of period	$153,794	$165,887	$182,736

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

In fiscal 2020, the Company identified and recorded out-of-period adjustments related to income tax errors resulting from income tax receivables that should have been adjusted in prior fiscal years. The impact of correcting these errors, which were immaterial to prior period financial statements and corrected in the fourth quarter of fiscal 2020, increased provision for income taxes by $2,278 and decreased net income attributable to the Company by $2,278.
2.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal 2021 contained 52 weeks, fiscal 2020 contained 53 weeks and fiscal 2019 contained 52 weeks.

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, revenue, share-based compensation, income taxes, tax contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While all available information has been considered, actual amounts could differ from these estimates. For example, the ongoing global outbreak of the coronavirus (including its variants, COVID-19) has had and will continue to have an adverse impact on the Company’s business as well as on the business environment and the markets in which it operates. This global health crisis has also had a significant adverse effect on overall economic conditions and the Company expects consumer demand to continue to be negatively impacted due to changes in consumer behavior and confidence and health concerns. The situation remains dynamic and subject to rapid and possibly significant change, with the United States and other countries continuing to struggle with rolling outbreaks of COVID-19. Accordingly, the full extent of the magnitude and duration of the negative impact to the Company’s business from the COVID-19 pandemic cannot be predicted with certainty. The Company considered the impact of COVID-19 on the assumptions and estimates used when preparing this Annual Report on Form 10-K and the accompanying consolidated financial statements. These assumptions and estimates may change as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.

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

In fiscal 2021, fiscal 2020 and fiscal 2019, the Company recorded impairment charges of $5, $62 and $307, respectively, related to internal-use computer software that was not expected to provide substantive service potential.

In fiscal 2021, fiscal 2020 and fiscal 2019, the Company recorded impairment charges of $516, $1,310 and $0, respectively, related to property, plant and equipment that were expected to be disposed of before the end of their estimated useful lives.

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested on an annual basis for impairment.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand as of the January 1, 2022 balance sheet date were $698,383, $60,117, $12,187, $6,529 and $4,840, respectively, totaling $782,056 and the net book values as of the January 2, 2021 balance sheet date were $681,497, $56,694, $12,318, $6,907 and $5,084, respectively, totaling $762,500.

In its hypothetical start-up approach analysis for fiscal 2021, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In the Company’s relief from royalty approach analysis for fiscal 2021, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the January 1, 2022 balance sheet date were $105,121, $42,409 and $9,844, respectively, totaling $157,374. The net book values of goodwill in the United States, Canada and other countries as of the January 2, 2021 balance sheet date were $102,968, $42,103 and $10,546, respectively, totaling $155,617.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Based on the results of the Company’s May 9, 2021 annual franchise rights acquired impairment analysis performed for all of its units of account, all units, except for New Zealand, had an estimated fair value at least 45% higher than the respective unit’s carrying amount. Collectively, these units of account represent 99.4% of the Company’s total franchise rights acquired as of the January 1, 2022 balance sheet date. Based on the results of the Company’s annual franchise rights acquired impairment test performed for its New Zealand unit of account, which holds 0.6% of the Company’s franchise rights acquired as of the January 1, 2022 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 10%. Accordingly, a change in the underlying assumptions for New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $4,840 as of January 1, 2022.

Based on the results of the Company’s May 9, 2021 annual goodwill impairment test performed for all of its reporting units, there was significant headroom in the goodwill impairment analysis for those units, with the difference between the carrying value and the fair value exceeding 100%.

Canada Indefinite-Lived Franchise Rights Acquired Interim Impairment Test

The Company’s Canada unit of account had a net book value of $60,117, 7.7% of its franchise rights acquired as of the January 1, 2022 balance sheet date. Given the lower headroom in the May 9, 2021 annual franchise rights acquired impairment test for this unit relative to the other units of account and the decline in business performance through fiscal 2021 (which may continue into fiscal 2022), the Company performed an interim impairment analysis as of January 1, 2022. In this test, the estimated fair value of this unit of account exceeded its carrying value by approximately 3%. Therefore, the Company did not record an impairment for the Canada unit of account.

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

Other Intangible Assets

Other finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. The Company expenses all software costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing software once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life of 3 years for website development costs and from 3 to 5 years for all other software costs. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, which do not result in additional functionality, are expensed as incurred.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Revenue Recognition

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The Company earns revenue from subscriptions for its digital products and by conducting workshops, for which it charges a fee, predominantly through commitment plans, as well as prepayment plans or the “pay-as-you-go” arrangement. The Company also earns revenue by selling consumer products online through its e-commerce platforms, at its studios, and through its trusted partners; collecting royalties related to licensing agreements; collecting royalties from franchisees; and publishing.

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

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company expenses sales commissions when incurred (amortization period would have been one year or less) and these expenses are recorded within selling, general and administrative expenses. The Company treats shipping and handling fees as fulfillment costs and not as a separate performance obligation, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of product sales and other for amounts paid to applicable carriers. Sales tax, value-added tax and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

Advertising Costs

Advertising costs consist primarily of broadcast and digital media. All costs related to advertising are expensed in the period incurred, except for media production-related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 were $252,754, $248,473 and $235,826, respectively.

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

The fair value of the Company’s interest rate swaps is reported as a component of accumulated other comprehensive loss on its balance sheet. See Note 18 for a further discussion regarding the fair value of the Company’s interest rate swaps. The net effect of the interest payable and receivable under the Company’s effective interest rate swap is included in interest expense on its consolidated statements of net income.

Deferred Financing Costs

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. Amortization expense for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $6,136, $8,845 and $9,318, respectively.
3.	Accounting Standards Adopted in Current Year

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued updated guidance simplifying the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 as well as by improving consistent application of GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. On January 3, 2021, the Company adopted the updated guidance simplifying the accounting for income taxes on a prospective basis, which did not have a material impact on its consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

4.	Leases

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of January 1, 2022. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at the implementation of the lease accounting standard, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components and has elected not to separate non-lease components from lease components and instead to account for each separate lease component and non-lease component as a single lease component.

The Company has elected the short-term lease exception accounting policy, whereby the recognition requirements of the updated guidance is not applied and lease expense is recorded on a straight-line basis with respect to leases with an initial term of 12 months or less.

The Company’s operating leases are primarily for its studios and corporate offices.

At January 1, 2022 and January 2, 2021, the Company’s lease assets and lease liabilities were as follows:

	January 1, 2022	January 2, 2021
Assets:
Operating lease assets	$89,902	$119,102
Finance lease assets	127	207
Total leased assets	$90,029	$119,309

Liabilities:
Current
Operating	$20,297	$28,551
Finance	75	88
Noncurrent
Operating	$78,157	$101,561
Finance	29	93
Total lease liabilities	$98,558	$130,293

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, the components of the Company’s lease expense were as follows:

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Operating lease cost:
Fixed lease cost	$37,688	$48,674	$51,246
Lease termination cost	8,542	6,109	10
Variable lease cost	21	(30)	—
Total operating lease cost	$46,251	$54,753	$51,256
Finance lease cost:
Amortization of leased assets	151	192	487
Interest on lease liabilities	8	12	20
Total finance lease cost	$159	$204	$507
Total lease cost	$46,410	$54,957	$51,763

At January 1, 2022 and January 2, 2021, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	January 1, 2022	January 2, 2021
Weighted Average Remaining Lease Term (years)
Operating leases	7.29	7.08
Finance leases	1.54	2.35

Weighted Average Discount Rate
Operating leases	7.15	6.95
Finance leases	5.31	5.51

The Company’s leases have remaining lease terms of 0 to 11 years with a weighted average lease term of 7.28 years as of January 1, 2022.

At January 1, 2022, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Fiscal 2022	$26,611	$79	$26,690
Fiscal 2023	20,594	25	20,619
Fiscal 2024	15,708	5	15,713
Fiscal 2025	11,547	—	11,547
Fiscal 2026	9,195	—	9,195
Thereafter	45,345	—	45,345
Total lease payments	$129,000	$109	$129,109
Less imputed interest	30,546	5	30,551
Present value of lease liabilities	$98,454	$104	$98,558

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Supplemental cash flow information related to leases for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 were as follows:

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$39,747	$49,043	$51,326
Operating cash flows from finance leases	$8	$12	$20
Financing cash flows from finance leases	$151	$192	$487

Leased assets obtained in exchange for new operating lease liabilities	$1,057	$5,113	$41,693
Leased assets obtained in exchange for new finance lease liabilities	$81	$132	$105

5.	Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods. See Note 2 for further information on the Company’s revenue recognition policies.

The following table presents the Company’s revenues disaggregated by revenue source:

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Digital Subscription Revenues	$788,173	$743,060	$609,996
Workshops + Digital Fees	274,866	443,429	597,270
Subscription Revenues, net	$1,063,039	$1,186,489	$1,207,266
Product sales and other, net	149,424	191,635	206,071
Revenues, net	$1,212,463	$1,378,124	$1,413,337

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Fiscal Year Ended January 1, 2022
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$504,152	$228,296	$36,347	$19,378	$788,173
Workshops + Digital Fees	210,076	36,707	18,709	9,374	274,866
Subscription Revenues, net	$714,228	$265,003	$55,056	$28,752	$1,063,039
Product sales and other, net	100,569	32,907	10,764	5,184	149,424
Revenues, net	$814,797	$297,910	$65,820	$33,936	$1,212,463

	Fiscal Year Ended January 2, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$484,471	$207,978	$33,919	$16,692	$743,060
Workshops + Digital Fees	329,885	67,201	33,283	13,060	443,429
Subscription Revenues, net	$814,356	$275,179	$67,202	$29,752	$1,186,489
Product sales and other, net	127,744	38,201	17,185	8,505	191,635
Revenues, net	$942,100	$313,380	$84,387	$38,257	$1,378,124

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 28, 2019	$60,613	$54
Net decrease during the period	(10,138)	(10)
Balance as of January 2, 2021	$50,475	$44
Net decrease during the period	(4,620)	(16)
Balance as of January 1, 2022	$45,855	$28

Revenue recognized from amounts included in current deferred revenue as of January 2, 2021 was $50,385 for the fiscal year ended January 1, 2022. Revenue recognized from amounts included in current deferred revenue as of December 28, 2019 was $60,555 for the fiscal year ended January 2, 2021. The Company’s long-term deferred revenue, which is included in other liabilities on its consolidated balance sheet, had a balance of $28 and $44 at January 1, 2022 and January 2, 2021, respectively, for revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.
6.	Acquisitions

Acquisitions of Franchisees

On August 16, 2021, the Company acquired substantially all of the assets of its franchisee for certain territories in Maine, Weight Watchers of Maine, Inc., for a purchase price of $2,250 (the “Maine Acquisition”). Payment was in the form of cash ($1,999), cash in reserves ($225) and assumed net liabilities ($26). The total purchase price was allocated to goodwill ($2,153), customer relationship value ($56) and franchise rights acquired ($41). The goodwill will be deductible for tax purposes.

On March 22, 2021, the Company acquired substantially all of the assets of its Michigan franchisee, The WW Group, Inc., and its Ontario, Canada franchisee, The WW Group Co., as follows:

(a)

The Company acquired substantially all of the assets of The WW Group, Inc., which operated franchises in certain territories in Michigan, for an aggregate purchase price of $17,500. Payment was in the form of cash paid on March 22, 2021 ($8,255), cash paid on July 30, 2021 ($6,450), cash in reserves ($2,300) and assumed net liabilities ($495). The total purchase price was allocated to franchise rights acquired ($16,885), customer relationship value ($408), inventories ($162), property and equipment, net ($41) and other assets ($4); and

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

(b)

The Company acquired substantially all of the assets of The WW Group Co., which operated franchises in certain territories in Ontario, Canada, for an aggregate purchase price of $3,114. Payment was in the form of cash ($2,605), cash in reserves ($599) and assumed net assets ($90). The total purchase price was allocated to franchise rights acquired ($3,040), customer relationship value ($42), property and equipment, net ($25), inventories ($6) and other assets ($1).

On October 26, 2020, the Company acquired substantially all of the assets of its franchisees for certain territories in Arizona and California, Weight Watchers of Arizona, Inc. and Weight Watchers of Imperial County, Inc., respectively, for an aggregate purchase price of $10,000. Payment was in the form of cash ($10,037) and assumed net assets ($37). The total purchase price was allocated to franchise rights acquired ($9,546), customer relationship value ($227), property and equipment, net ($131), inventories ($84) and other assets ($12).

On October 21, 2019, the Company acquired substantially all of the assets of its franchisee for certain territories in Nevada and Utah, Weight Watchers of Las Vegas, Inc., for a purchase price of $4,500. Payment was in the form of cash ($4,060) plus cash in reserves ($385) and assumed net liabilities ($55). The total purchase price was allocated to goodwill ($4,111), customer relationship value ($271) and franchise rights acquired ($118). The goodwill will be deductible for tax purposes.

These acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings of the acquired franchises have been included in the consolidated operating results of the Company since the date of acquisition.
7.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

The Company performed its annual impairment review of indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for fiscal 2021 and fiscal 2020 on May 9, 2021 and May 3, 2020, respectively.

In performing its annual impairment analysis as of May 9, 2021 and May 3, 2020, the Company determined that the carrying amounts of its franchise rights acquired with indefinite lives units of account and goodwill reporting units did not exceed their respective fair values and therefore, no impairment existed.

The Company performed an interim impairment analysis as of January 1, 2022 for the Canada indefinite-lived franchise rights acquired and determined the carrying amount for this unit of account did not exceed its respective fair value and therefore, no impairment existed.

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

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the fiscal year ended January 1, 2022, the change in the carrying value of franchise rights acquired was due to the franchisee acquisitions as described in Note 6 and the effect of exchange rate changes.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005 and the Company’s franchised territories. See Note 6 for additional information about acquisitions by the Company. For the fiscal year ended January 1, 2022, the change in the carrying amount of goodwill was due to the Maine Acquisition and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 28, 2019	$143,940	$7,015	$1,213	$5,748	$157,916
Goodwill impairment	—	—	—	(3,665)	(3,665)
Effect of exchange rate changes	1,131	777	55	(597)	1,366
Balance as of January 2, 2021	$145,071	$7,792	$1,268	$1,486	$155,617
Goodwill acquired during the period	2,153	—	—	—	2,153
Effect of exchange rate changes	306	(606)	(14)	(82)	(396)
Balance as of January 1, 2022	$147,530	$7,186	$1,254	$1,404	$157,374

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of January 1, 2022 and January 2, 2021 were as follows:

	January 1, 2022		January 2, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$115,065	$94,771	$131,420	$109,170
Website development costs	110,678	78,629	95,718	67,656
Trademarks	12,116	11,677	11,999	11,457
Other	14,021	5,677	14,093	5,238
Trademarks and other intangible assets	$251,880	$190,754	$253,230	$193,521
Franchise rights acquired	7,905	4,766	7,925	4,575
Total finite-lived intangible assets	$259,785	$195,520	$261,155	$198,096

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $32,220, $29,828 and $29,330 for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter was as follows:

Fiscal 2022	$28,386
Fiscal 2023	$18,343
Fiscal 2024	$7,932
Fiscal 2025	$986
Fiscal 2026 and thereafter	$8,618

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

8.	Property and Equipment

The carrying values of property and equipment as of January 1, 2022 and January 2, 2021 were as follows:

	January 1, 2022	January 2, 2021
Equipment	$71,436	$88,261
Leasehold improvements	72,235	90,161
	143,671	178,422
Less: Accumulated depreciation and amortization	(106,452)	(126,487)
	$37,219	$51,935

Depreciation and amortization expense of property and equipment for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $16,330, $20,849 and $15,687, respectively.

9.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	January 1, 2022				January 2, 2021
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	2.61%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	6,930	14,362	4.48%	—	—	—	0.00%
Senior Secured Notes due April 15, 2029	500,000	5,604	—	4.70%	—	—	—	0.00%
Revolving Credit Facility due November 29, 2022	—	—	—	0.00%	—	—	—	3.03%
Term Loan Facility due November 29, 2024	—	—	—	6.03%	1,209,000	5,113	17,233	6.60%
Senior Notes due December 1, 2025	—	—	—	8.62%	300,000	854	—	8.71%
Total	$1,445,000	$12,534	$14,362	5.15%	$1,509,000	$5,967	$17,233	6.94%
Less: Current portion	—				77,000
Unamortized deferred financing costs	12,534				5,967
Unamortized debt discount	14,362				17,233
Total long-term debt	$1,418,104				$1,408,800

(1)	Includes amortization of deferred financing costs and debt discount.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

On April 13, 2021, the Company (1) repaid in full approximately $1,189,750 in aggregate principal amount of senior secured tranche B term loans due in 2024 under its then-existing credit facilities and (2) redeemed all of the $300,000 in aggregate principal amount of its then-outstanding 8.625% Senior Notes due in 2025 (the “Discharged Senior Notes”). On April 13, 2021, the Company’s then-existing credit facilities included a senior secured revolving credit facility (which included borrowing capacity available for letters of credit) due in 2022 with $175,000 in an aggregate principal amount of commitments. There were no outstanding borrowings under such revolving credit facility on that date. The Company funded such repayment of loans and redemption of notes with cash on hand as well as with proceeds received from approximately $1,000,000 in an aggregate principal amount of borrowings under its new credit facilities and proceeds received from the issuance of $500,000 in aggregate principal amount of 4.500% Senior Secured Notes due 2029 (the “Senior Secured Notes”). These transactions are collectively referred to herein as the “April 2021 debt refinancing”. The Company’s new credit facilities consist of a $1,000,000 term loan facility and a $175,000 revolving credit facility (which includes borrowing capacity available for letters of credit) (collectively, as amended from time to time, the “New Credit Facilities”). During the second quarter of fiscal 2021, the Company incurred fees of $37,910 (which included $12,939 of a prepayment penalty on the Discharged Senior Notes and $5,000 of a debt discount on its New Term Loan Facility (as defined below)) in connection with the April 2021 debt refinancing. In addition, the Company recorded a loss on early extinguishment of debt of $29,169 in connection thereto. This early extinguishment of debt charge was comprised of $12,939 of a prepayment penalty on the Discharged Senior Notes, $9,017 of financing fees paid in connection with the April 2021 debt refinancing and the write-off of $7,213 of pre-existing deferred financing fees and debt discount.

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

In December 2021, the Company made voluntary prepayments at par in an aggregate amount of $52,500 in respect of its outstanding term loans under the New Term Loan Facility. As a result of these prepayments, the Company wrote off a debt discount and deferred financing fees of $1,183 in the aggregate in the fourth quarter of fiscal 2021.

As of January 1, 2022, the Company had $945,000 in an aggregate principal amount of loans outstanding under the New Credit Facilities, with $173,911 of availability and $1,089 in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility. There were no outstanding borrowings under the New Revolving Credit Facility as of January 1, 2022.

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

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of January 1, 2022, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the New Credit Agreement provides that the Company and the administrative agent may amend the New Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the New Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

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

Outstanding Debt

At January 1, 2022, the Company had $1,445,000 outstanding under the New Credit Facilities and the Senior Secured Notes, consisting of borrowings under the New Term Loan Facility of $945,000, $0 drawn down on the New Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At January 1, 2022 and January 2, 2021, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 19 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 5.11% and 7.03% per annum at January 1, 2022 and January 2, 2021, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 5.62% and 7.41% per annum at January 1, 2022 and January 2, 2021, respectively, based on interest rates on these dates.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Maturities

At January 1, 2022, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five fiscal years and thereafter were as follows:

Fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027 and thereafter	1,445,000
$1,445,000

10.	Treasury Stock

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

During the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, the Company repurchased no shares of its common stock under this program. As of the end of fiscal 2021, $208,933 remained available to purchase shares of the Company’s common stock under the repurchase program.
11.	Earnings Per Share

Basic earnings per share (“EPS”) is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Numerator:
Net income attributable to WW International, Inc.	$66,892	$75,079	$119,616
Denominator:
Weighted average shares of common stock outstanding	69,640	67,849	67,188
Effect of dilutive common stock equivalents	1,104	2,171	2,362
Weighted average diluted common shares outstanding	70,744	70,020	69,550
Earnings per share attributable to WW International, Inc.
Basic	$0.96	$1.11	$1.78
Diluted	$0.95	$1.07	$1.72

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 5,270, 4,052 and 1,705 for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

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

Under the 2014 Plan, grants may take the following forms at the Company’s Board of Directors’ Compensation and Benefits Committee’s (the “Compensation Committee”) discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock and other stock-based awards. As of January 1, 2022, the maximum number of shares of common stock available for grant under the 2014 Plan was 12,500, subject to increase and adjustment as set forth in the 2014 Plan.

Under the 2014 Plan, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors subject to limited exceptions. During the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, the Company granted to members of the Company’s Board of Directors an aggregate of 29, 31 and 29 fully-vested shares, respectively, and recognized compensation expense of $757, $688 and $756, respectively.

Under the Winfrey Amendment Option (as defined below), in fiscal 2020 the Company granted Ms. Winfrey a fully vested option to purchase 3,276 shares of the Company’s common stock as more fully described in Note 22.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for share-based compensation awards and the Winfrey Amendment Option, as applicable, was $21,348, $55,013 and $20,471 for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the Company’s consolidated statements of net income for all share-based compensation awards was $5,175, $10,915 and $2,141 for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. The tax benefits realized from options exercised and RSUs and PSUs vested totaled $7,999, $8,426 and $2,840 for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. No compensation costs were capitalized. As of January 1, 2022, there was $31,877 of total unrecognized compensation cost related to the stock options, RSUs and PSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

Stock Option Awards with Time-Vesting Criteria

Stock options with time-vesting criteria (“Time-Vesting Options”) are exercisable based on the terms and conditions outlined in the applicable award agreement. Time-Vesting Options outstanding at January 1, 2022, January 2, 2021 and December 28, 2019 vest over a period of two to four years and the expiration term is seven to ten years. Time-Vesting Options outstanding at January 1, 2022, January 2, 2021 and December 28, 2019 have an exercise price between $3.97 and $60.00 per share. The Company did not grant Time-Vesting Options in fiscal 2019.

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

	January 1,	January 2,
	2022	2021
Dividend yield	0.0%	0.0%
Volatility	56.7%	56.5% - 56.7%
Risk-free interest rate	1.13%	0.45% - 0.52%
Expected term (years)	6.5	5.9 - 6.5

Option Activity

A summary of all option activity under the Stock Plans and the Initial Option Agreement (as defined below) for the fiscal year ended January 1, 2022 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding at January 2, 2021	6,360	$33.09
Granted	354	$29.43
Exercised	(606)	$7.02
Cancelled	(402)	$25.97
Outstanding at January 1, 2022	5,706	$36.13	4.0	$5,028
Exercisable at January 1, 2022	5,172	$37.38	3.5	$5,028

The weighted-average grant-date fair value of all options granted (including the Winfrey Amendment Option) was $15.64, $9.98 and $0.00 for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. The total intrinsic value of all options exercised (including options granted under the Initial Option Agreement) was $18,497, $24,841 and $1,105 for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

Cash received from Time-Vesting Options exercised during the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $4,469, $8,176 and $1,076, respectively.

Restricted Stock Unit Awards with Time-Vesting Criteria

RSUs are exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of two to four years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the fiscal year ended January 1, 2022 is presented below.

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at January 2, 2021	1,699	$21.32
Granted	1,204	$24.29
Vested	(736)	$24.60
Forfeited	(572)	$21.51
Outstanding at January 1, 2022	1,595	$21.99

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The weighted-average grant-date fair value of RSUs granted was $24.29, $19.40 and $19.09 for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. The total fair value of RSUs vested during the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $18,097, $15,015 and $12,268, respectively.

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

In fiscal 2018, the Company granted 81.3 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs was satisfied upon continued employment (with limited exceptions) on May 15, 2021. The performance-vesting criteria for these PSUs was not satisfied and 0 PSUs became vested in fiscal 2021 upon the satisfaction of the time-vesting criteria. The Company accrued compensation expense in an amount equal to the outcome upon vesting.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The fair value of PSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of PSU activity under the 2014 Plan for the fiscal year ended January 1, 2022 is presented below.

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at January 2, 2021	295	$31.46
Granted	—	$—
Vested	—	$—
Forfeited	(94)	$58.21
Outstanding at January 1, 2022	201	$18.94

The weighted-average grant-date fair value of PSUs granted and/or incremental shares vested was $0.00, $28.09 and $17.51 during the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. The total fair value of PSUs vested during the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $0, $3,443 and $2,891, respectively.

13.Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to modifications to the net interest deduction limitation, net operating loss carryforward rules, refundable payroll tax credits and deferment of the employer portion of certain payroll taxes.

On July 20, 2020, the U.S. Treasury Department released final regulations under Internal Revenue Code Section 951A (TD 9902) permitting a taxpayer to elect to exclude from its global intangible low-taxed income (“GILTI”) inclusion items of income subject to a high effective rate of foreign tax. As a result of the final regulations, the Company recorded a $7,566 tax benefit in fiscal 2020 related to the fiscal 2018 and fiscal 2019 taxes previously accrued attributable to GILTI.

The following tables summarize the Company’s consolidated provision for U.S. federal, state and foreign taxes on income:

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Current:
U.S. federal	$38	$(14,052)	$20,900
State	1,055	4,421	1,873
Foreign	24,245	28,533	18,164
	$25,338	$18,902	$40,937
Deferred:
U.S. federal	$(8,510)	$94	$(9,137)
State	(9,589)	(2,835)	(2,434)
Foreign	2,534	1,301	2,147
	$(15,565)	$(1,440)	$(9,424)
Total tax provision	$9,773	$17,462	$31,513

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The components of the Company’s consolidated income before income taxes consist of the following:

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Domestic	$(27,763)	$(10,467)	$75,932
Foreign	104,428	102,970	75,028
	$76,665	$92,503	$150,960

The effective tax rates for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 were 12.7%, 18.9% and 20.9%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

The Company’s effective tax rate for the fiscal year ended January 1, 2022 was impacted by the following items: (i) a $6,347 tax benefit related to a decrease in the applicable state tax rate on certain deferred income, (ii) a $3,548 tax benefit related to tax windfalls from stock compensation and (iii) a $1,560 a tax benefit due to the reversal of a valuation allowance related to certain non-U.S. net operating losses that are now expected to be realized. These benefits were partially offset by $6,888 of tax expense related to income earned in foreign jurisdictions at rates higher than the U.S.

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

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	(1.8%)	1.0%	(0.3%)
Cessation of operations	0.0%	0.0%	(0.5%)
Research and development credit	(1.8%)	(2.2%)	(1.2%)
Tax windfall on share-based awards	(4.6%)	(4.3%)	(0.1%)
Reserves for uncertain tax positions	0.2%	0.9%	(0.9%)
Tax rate changes	(8.2%)	(1.2%)	0.0%
Executive compensation limitation	1.8%	1.2%	0.5%
GILTI	0.0%	(8.2%)	2.3%
FDII	0.0%	(1.5%)	(3.7%)
(Decrease) increase in valuation allowance due to net operating loss	(2.0%)	0.0%	0.4%
Out-of-period adjustments	0.0%	2.5%	0.0%
Tax return adjustments related to the 2017 Tax Act	0.0%	0.0%	(0.7%)
Impact of foreign operations	9.0%	8.7%	3.4%
Other	(0.9%)	1.0%	0.7%
Total effective tax rate	12.7%	18.9%	20.9%

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	January 1, 2022	January 2, 2021
Interest expense disallowance	$44,598	$32,971
Operating lease liabilities	22,901	31,108
Operating loss carryforwards	14,172	8,780
Provision for estimated expenses	2,128	1,643
Salaries and wages	2,710	3,875
Share-based compensation	15,707	14,747
Other comprehensive income	6,306	8,525
Other	5,927	6,320
Less: valuation allowance	(10,083)	(7,190)
Total deferred tax assets	$104,366	$100,779
Goodwill and intangible assets	$(224,548)	$(227,198)
Operating lease assets	(20,794)	(28,378)
Depreciation	(4,044)	(3,912)
Prepaid expenses	(1,433)	(1,379)
Total deferred tax liabilities	$(250,819)	$(260,867)
Net deferred tax liabilities	$(146,453)	$(160,088)

As of January 1, 2022 and January 2, 2021, the Company had primarily foreign and state net operating loss carryforwards of approximately $111,432 and $110,039, respectively, some of which have an unlimited carryforward period, while others expire in various years beginning in fiscal 2022. The Company maintains a full valuation allowance on its state and certain foreign net operating loss carryforwards as it is deemed more likely than not that such losses will not be realized. In fiscal 2021, the Company recorded a $1,560 income tax benefit for the release in the valuation allowance related to its operations in Switzerland.

As a result of the Tax Cuts and Jobs Act (the “2017 Tax Act”) changing the U.S. to a modified territorial tax system, the Company will no longer assert its $80,892 of undistributed foreign earnings as of January 1, 2022 are permanently reinvested. The Company has considered whether there would be any potential future costs of not asserting indefinite reinvestment and does not expect such costs to be significant.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Balance at beginning of year	$851	$206	$3,665
Increases related to tax positions taken in current year	196	—	—
Increases related to tax positions taken in prior years	260	605	264
Reductions related to tax positions taken in prior years	(199)	—	(2,731)
Reductions related to settlements with tax authorities	—	—	(992)
Effects of foreign currency translation	(53)	40	—
Balance at end of year	$1,055	$851	$206

At January 1, 2022, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $985.

In fiscal 2021, the Company reached a favorable settlement with the IRS for the 2018 tax year, which resulted in no adjustment, and closed an audit in Germany for tax years 2013 to 2016, which resulted in an assessment of $529. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At January 1, 2022, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2018, or non-U.S. income tax examinations by tax authorities for years prior to 2016.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $(54) and $196 of accrued interest and penalties at January 1, 2022 and January 2, 2021, respectively. The Company recognized $142, $190 and $(257) of an income tax expense (benefit) in interest and penalties during the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

14.	Employee Benefit Plans

The Company sponsors the Third Amended and Restated WW Savings Plan (the “Savings Plan”) for salaried and certain hourly U.S. employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 50% of the employee’s tax deferred contributions up to 6% of an employee’s eligible compensation for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019. Effective as of May 30, 2020, the Company temporarily suspended employer matching contributions through December 31, 2020. Expense related to these contributions for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $3,136, $1,655 and $2,901, respectively.

During fiscal 2014, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also makes profit sharing contributions for all full-time salaried U.S. employees who are eligible to participate in the Savings Plan (except for certain personnel above a determined compensation level). The profit sharing contribution is a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also has a discretionary supplemental profit sharing employer contribution component that is determined annually by the Compensation Committee. Effective as of May 30, 2020, the Company temporarily suspended profit sharing contributions through December 31, 2020. Expense related to these contributions for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $1,342, $914 and $1,313, respectively.

For certain U.S. personnel above a determined compensation level, the Company sponsors the Second Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provides for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP has a discretionary supplemental employer contribution component that is determined annually by the Compensation Committee.

The EPSP is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Effective as of May 30, 2020, the Company temporarily suspended EPSP contributions through December 31, 2020. Expense related to this commitment for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $3,975, $1,761 and $3,691, respectively.
15.	Cash Flow Information

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Net cash paid during the year for:
Interest expense	$79,374	$137,163	$130,081
Income taxes (1)	$41,377	$24,609	$34,268
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with acquisitions	$20,032	$9,677	$118
Capital expenditures and Capitalized software included in accounts payable and accrued expenses	$1,835	$3,497	$3,844

(1)	Fiscal 2021, fiscal 2020 and fiscal 2019 include tax refunds received of $1,077, $6,936 and $13,309, respectively.

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

Between March and July 2019, the Company received shareholder litigation demands alleging breaches of fiduciary duties by certain current and former Company directors and executive officers, to the alleged injury of the Company. The allegations in the demands related to those contained in the dismissed securities class action litigation. In response to the demands, pursuant to Virginia law, the Board of Directors created a special committee to investigate and evaluate the claims made in the demands. In addition, four derivative complaints were filed, each making allegations against certain of the Company’s officers and directors and/or Artal and certain of its affiliates. First, on June 13, 2019, a shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint on July 8, 2019 and the Company agreed to treat the complaint as a litigation demand. Second, on July 23, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. The plaintiff voluntarily dismissed the complaint the same day. Third, on October 25, 2019, another shareholder derivative complaint was filed in the Southern District of New York against certain of the Company’s officers and directors alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. Finally, on December 16, 2019, a shareholder derivative complaint was filed in New York Supreme Court against certain of the Company’s officers and directors, and Artal and certain of its affiliates, alleging, among other things, that the defendants breached fiduciary duties to the alleged injury of the Company. This action and the derivative action filed October 25, 2019 (collectively, the “Derivative Actions”) were initially stayed pending a decision on the defendants’ motion to dismiss the securities class action, and all parties agreed to an additional stay until June 24, 2021. On June 24, 2021, the parties to the Derivative Actions jointly notified the Southern District of New York and the New York Supreme Court that the parties reached an agreement-in-principle to resolve the Derivative Actions. Subsequently, on August 17, 2021, the parties to the Derivative Actions jointly filed the formal Stipulation of Settlement as well as the Proposed Order and Final Judgment in New York Supreme Court. On November 30, 2021, the New York Supreme Court entered the Order and Final Judgment, and on January 7, 2022, the Southern District of New York entered a dismissal order. The time to appeal the Order and Final Judgment and the dismissal of the October 25, 2019 federal derivative action has passed.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Federal Trade Commission Matter

The Company received a letter from the U.S. Federal Trade Commission (the “FTC”) dated September 3, 2019, advising that the FTC was conducting a non-public inquiry into the practices of the Company's wholly owned subsidiary Kurbo, Inc. (“Kurbo”) relating to the collection, use, disclosure and sharing of personal information. Kurbo offers a paid private coaching service as well as a free app to help families teach children healthy habits. The FTC focused on whether certain practices in the Kurbo free app complied with the Children's Online Privacy Protection Act ("COPPA"). On February 16, 2022, the FTC filed a complaint and proposed settlement order in the United States District Court for the Northern District of California to resolve allegations that Kurbo violated COPPA by failing to provide required notices and obtain verifiable parental consent prior to collecting, using, and disclosing personal information from children using the Kurbo app. In connection with the proposed settlement, Kurbo and the Company are required, among other things: (i) to update their procedures to ensure that they obtain verifiable parental consent before collecting personal information from children, (ii) to destroy all of the personal information they may have obtained without verifiable parental consent as well as any models or algorithms based on that information, (iii) to update their records retention policy to require destruction of user information one year after a child stops tracking in the Kurbo app, and (iv) to pay a civil penalty of $1,500. Kurbo and the Company deny all of the material allegations in the FTC complaint and deny that either Kurbo or the Company ever violated COPPA or otherwise engaged in any wrongdoing. They entered into the settlement solely to resolve the matter and avoid the expense of litigation. The settlement will become final when the court enters the Consent Order.

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

Commitments

Minimum commitments under non-cancelable purchase obligations at January 1, 2022 were $18,861, of which $9,378 is due in fiscal 2022, $7,544 is due in fiscal 2023 and the remaining $1,939 is due in fiscal 2024. See Note 4 for disclosures related to minimum commitments under lease obligations, primarily for office and rental facilities operating leases.
17.	Segment and Geographic Data

The Company has four reportable segments based on an integrated geographical structure as follows: North America, Continental Europe, United Kingdom and Other. Other consists of Australia, New Zealand and emerging markets operations and franchise revenues and related costs, all of which have been grouped together as if they were a single reportable segment because they do not meet any of the quantitative thresholds and are immaterial for separate disclosure. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results.

Information about the Company’s reportable segments is as follows:

	Total Revenue, net
	for the Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
North America	$814,797	$942,100	$979,302
Continental Europe	297,910	313,380	293,233
United Kingdom	65,820	84,387	94,557
Other	33,936	38,257	46,245
Total revenues, net	$1,212,463	$1,378,124	$1,413,337

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Income
	for the Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Segment operating income:
North America	$217,901	$269,580	$281,937
Continental Europe	117,390	124,891	95,201
United Kingdom	8,134	10,648	9,543
Other	5,454	2,341	4,374
Total segment operating income	348,879	407,460	391,055
General corporate expenses	152,595	191,298	103,070
Interest expense	87,909	123,310	135,267
Other expense, net	1,358	349	1,758
Early extinguishment of debt	30,352	—	—
Provision for income taxes	9,773	17,462	31,513
Net income	$66,892	$75,041	$119,447
Net loss attributable to the noncontrolling interest	—	38	169
Net income attributable to WW International, Inc.	$66,892	$75,079	$119,616

	Depreciation and Amortization
	for the Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
North America	$39,270	$39,740	$36,643
Continental Europe	1,468	1,615	1,709
United Kingdom	799	1,017	802
Other	404	370	443
Total segment depreciation and amortization	41,941	42,742	39,597
General corporate depreciation and amortization	12,745	16,780	14,738
Depreciation and amortization	$54,686	$59,522	$54,335

The following tables present information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of U.S. export sales.

	Total Revenue, net for the Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Digital Subscription Revenues	$788,173	$743,060	$609,996
Workshops + Digital Fees	274,866	443,429	597,270
In-studio product sales	21,908	40,352	118,493
E-commerce, licensing, franchise royalties and other	127,516	151,283	87,578
	$1,212,463	$1,378,124	$1,413,337

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Total Revenue, net for the Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
United States	$759,737	$880,945	$913,930
Canada	55,060	61,155	65,372
Continental Europe	297,910	313,380	293,233
United Kingdom	65,820	84,387	94,557
Other	33,936	38,257	46,245
	$1,212,463	$1,378,124	$1,413,337

	Long-Lived Assets (1)
	January 1, 2022	January 2, 2021
United States	$31,566	$43,651
Canada	3,198	4,508
Continental Europe	1,111	1,471
United Kingdom	1,002	1,751
Other	342	554
	$37,219	$51,935

(1)	Amounts include finance lease assets
	Operating Lease Assets
	January 1, 2022	January 2, 2021
United States	$80,609	$107,023
Canada	5,079	6,136
Continental Europe	2,216	3,038
United Kingdom	1,732	2,217
Other	266	688
	$89,902	$119,102

18.	Fair Value Measurements

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of January 1, 2022 and January 2, 2021. Since there were no outstanding borrowings under the New Revolving Credit Facility as of January 1, 2022, the fair value approximated a carrying value of $0 at January 1, 2022. Since there were no outstanding borrowings under the then-existing Revolving Credit Facility as of January 2, 2021, the fair value approximated a carrying value of $0 at January 2, 2021.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of January 1, 2022 and January 2, 2021, the fair value of the Company’s long-term debt was approximately $1,389,306 and $1,501,148, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,418,104 and $1,485,800, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 19 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at January 1, 2022	$14,670	$—	$14,670	$—
Interest rate swap liability at January 2, 2021	$28,283	$—	$28,283	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the fiscal years ended January 1, 2022 and January 2, 2021.
19.	Derivative Instruments and Hedging

As of January 1, 2022 and January 2, 2021, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000 and $750,000, respectively.

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

As of January 1, 2022 and January 2, 2021, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $10,843 ($14,622 before taxes) and $20,979 ($28,161 before taxes), respectively. As of January 1, 2022 and January 2, 2021, the aggregate fair values of the Company’s current swaps were liabilities of $14,670 and $28,283, respectively, which were included in derivative payable in the consolidated balance sheets.

The Company is hedging forecasted transactions for periods not exceeding the next three years. The Company expects approximately $4,566 ($6,103 before taxes) of derivative losses included in accumulated other comprehensive loss at January 1, 2022, based on current market rates, will be reclassified into earnings within the next 12 months.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

20.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Fiscal Year Ended January 1, 2022
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 2, 2021	$(20,979)	$(4,170)	$(25,149)
Other comprehensive income (loss) before reclassifications, net of tax	2,452	(3,591)	(1,139)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	7,684	—	7,684
Net current period other comprehensive income (loss)	10,136	(3,591)	6,545
Ending balance at January 1, 2022	$(10,843)	$(7,761)	$(18,604)

(1)	Amounts in parentheses indicate debits
(2)	See separate table below for details about these reclassifications

	Fiscal Year Ended January 2, 2021
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)
Other comprehensive (loss) income before reclassifications, net of tax	(14,590)	7,555	(7,035)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	9,140	—	9,140
Net current period other comprehensive (loss) income including noncontrolling interest	(5,450)	7,555	2,105
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	—	98	98
Ending balance at January 2, 2021	$(20,979)	$(4,170)	$(25,149)

(1)	Amounts in parentheses indicate debits
(2)	See separate table below for details about these reclassifications

	Fiscal Year Ended December 28, 2019
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 29, 2018	$(1,175)	$(14,582)	$(15,757)
Other comprehensive (loss) income before reclassifications, net of tax	(13,752)	2,737	(11,015)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(602)	—	(602)
Net current period other comprehensive (loss) income including noncontrolling interest	(14,354)	2,737	(11,617)
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	—	22	22
Ending balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)

(1)	Amounts in parentheses indicate debits
(2)	See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Income is Presented
(Loss) Gain on Qualifying Hedges
Interest rate contracts	$(10,271)	$(12,218)	$807	Interest expense
	(10,271)	(12,218)	807	Income before income taxes
	2,587	3,078	(205)	Provision for income taxes
	$(7,684)	$(9,140)	$602	Net income

(1)	Amounts in parentheses indicate debits to profit/loss
21.	Recently Issued Accounting Pronouncements

In October 2021, the FASB issued updated guidance that requires an acquiring entity to apply Topic 606 to recognize and measure contract assets and contract liabilities acquired in a business combination. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied prospectively to business combinations occurring on or after its effective date. Although the Company is currently evaluating the timing of adoption for this guidance, it does not expect the adoption to have a material impact on its consolidated financial statements.
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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $918, $2,228 and $2,791 for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively, which services included advertising, production and related fees. Also, during the fiscal year ended December 28, 2019, the Company received advertising services from entities related to Ms. Winfrey at no charge with an estimated value of $330.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Entities related to Ms. Winfrey were reimbursed for actual costs incurred in connection with the WW Presents: Oprah’s 2020 Vision tour totaling $1,653 for the fiscal year ended January 2, 2021.

The Company’s accounts payable to parties related to Ms. Winfrey at January 1, 2022 and January 2, 2021 was $120 and $76, respectively.

During the fiscal year ended January 1, 2022, as permitted by the transfer provisions set forth in the previously disclosed Share Purchase Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, as amended (the “Purchase Agreement”), and the previously disclosed Winfrey Option Agreement, dated October 18, 2015, between the Company and Ms. Winfrey (the “Initial Option Agreement”), Ms. Winfrey sold 1,542 of the shares she purchased under such purchase agreement and exercised a portion of her stock options granted in fiscal 2015 resulting in the sale of 581 shares issuable under such options, respectively.

During the fiscal year ended January 2, 2021, as permitted by the transfer provisions set forth in the Purchase Agreement and the Initial Option Agreement, Ms. Winfrey sold 2,782 of the shares she purchased under such purchase agreement and exercised a portion of her stock options granted in fiscal 2015 resulting in the sale of 1,118 shares issuable under such options, respectively.
23.	Restructuring

2021 Plan

As previously disclosed, in the first quarter of fiscal 2021, as the Company continued to evaluate its cost structure, anticipate consumer demand and focus on costs, the Company committed to a plan which has resulted and will result in the termination of operating leases and elimination of certain positions worldwide. For the fiscal year ended January 1, 2022, the Company recorded restructuring expenses totaling $21,534 ($16,109 after tax).

For the fiscal year ended January 1, 2022, the components of the Company’s restructuring expenses were as follows:

Fiscal Year Ended
January 1, 2022
Lease termination and other related costs	$12,688
Employee termination benefit costs	8,846
Total restructuring expenses	$21,534

For the fiscal year ended January 1, 2022, restructuring expenses were recorded in the Company’s consolidated statements of net income as follows:

Fiscal Year Ended
January 1, 2022
Cost of revenues	$16,727
Selling, general and administrative expenses	4,807
Total restructuring expenses	$21,534

All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments.

For the fiscal year ended January 1, 2022, the Company made payments of $7,640 towards the liability for the lease termination costs and decreased provision estimates by $3. For the fiscal year ended January 1, 2022, the Company made payments of $4,802 towards the liability for the employee termination benefit costs. The Company expects the remaining lease termination liability of $1,361 and the remaining employee termination benefit liability of $4,044 to be paid in full in fiscal 2023.

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

For the fiscal year ended January 1, 2022, the Company made payments of $4,649 towards the liability for the lease termination costs and decreased provision estimates by $470. For the fiscal year ended January 1, 2022, the Company made payments of $6,773 towards the liability for the employee termination benefit costs and decreased provision estimates by $1,136.

The Company expects the remaining lease termination liability of $202 and the remaining employee termination benefit liability of $1,940 to be paid in full in fiscal 2022.

2019 Organizational Realignment

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other	Deductions	End
	of Period	Expenses	Accounts	(1)	of Period
FISCAL YEAR ENDED JANUARY 1, 2022
Allowance for credit losses	$2,298	$(214)	$—	$(358)	$1,726
Inventory and other reserves	$10,239	$7,657	$—	$(10,755)	$7,141
Tax valuation allowance	$7,190	$1,266	$4,437	$(2,810)	$10,083

FISCAL YEAR ENDED JANUARY 2, 2021
Allowance for credit losses	$1,813	$411	$—	$74	$2,298
Inventory and other reserves	$4,685	$16,425	$—	$(10,871)	$10,239
Tax valuation allowance	$6,760	$792	$141	$(503)	$7,190

FISCAL YEAR ENDED DECEMBER 28, 2019
Allowance for credit losses	$1,743	$(123)	$—	$193	$1,813
Inventory and other reserves	$3,843	$8,710	$—	$(7,868)	$4,685
Tax valuation allowance	$6,191	$709	$(40)	$(100)	$6,760

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description
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

**10.2

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

†**10.22

2020 Form of Term Sheet for Employee Stock Option Awards and 2020 Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, as filed on August 4, 2020 (File No. 001-16769), and incorporated herein by reference).

†**10.23

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

†**10.25

Form of Amended and Restated Continuity Agreement between Weight Watchers International, Inc. and certain key executives (Chief Operating Officer, Chief Financial Officer and General Counsel & Secretary) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

†**10.26

Form of Amended and Restated Continuity Agreement between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

†*10.27	Second Amended and Restated Continuity Agreement between WW International, Inc. and certain key executives.

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

†**10.36

Offer Letter, dated January 29, 2018, by and between Weight Watchers International, Inc. and Gail Tifford (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed on February 25, 2021 (File No. 001-16769), and incorporated herein by reference).

†**10.37

Separation Agreement and General Release, dated August 22, 2021, by and between WW International, Inc. and Gail Tifford (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021, as filed on November 4, 2021 (File No. 001-16769), and incorporated herein by reference).

†**10.38

Offer Letter, dated July 29, 2014, by and between Weight Watchers International, Inc. and Michael Lysaght (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed on February 25, 2021 (File No. 001-16769), and incorporated herein by reference).

†**10.39

Letter Agreement, dated September 7, 2016, by and between Weight Watchers International, Inc. and Michael Lysaght (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed on February 25, 2021 (File No. 001-16769), and incorporated herein by reference).

†**10.40

Letter Agreement, dated August 7, 2019, by and between WW International, Inc. and Michael Lysaght (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed on February 25, 2021 (File No. 001-16769), and incorporated herein by reference).

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

*21.1	Subsidiaries of WW International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Amy O’Keefe, Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: March 1, 2022	By:	/S/ MINDY GROSSMAN
Mindy Grossman
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2022	By:	/S/ MINDY GROSSMAN
Mindy Grossman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 1, 2022	By:	/S/ AMY O’KEEFE
Amy O’Keefe
Chief Financial Officer
(Principal Financial Officer)
Date: March 1, 2022	By:	/S/ AMY KOSSOVER
Amy Kossover
Chief Accounting Officer, Senior Vice President and Corporate
Controller
(Principal Accounting Officer)

Date: March 1, 2022	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: March 1, 2022	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: March 1, 2022	By:	/S/ JULIE BORNSTEIN
Julie Bornstein
Director

Date: March 1, 2022	By:	/S/ JENNIFER DULSKI
Jennifer Dulski
Director

Date: March 1, 2022	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: March 1, 2022	By:	/S/ DENIS F. KELLY
Denis F. Kelly
Director

Date: March 1, 2022	By:	/S/ JULIE RICE
Julie Rice
Director

Date: March 1, 2022	By:	/S/ THILO SEMMELBAUER
Thilo Semmelbauer Director

Date: March 1, 2022	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki Director
Date: March 1, 2022	By:	/S/ OPRAH WINFREY
Oprah Winfrey Director