Form 10-Q
period 2022-04-02
WW INTERNATIONAL, INC.
filed 2022-05-05
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

The number of shares of common stock outstanding as of April 28, 2022 was 70,331,228.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	April 2,	January 1,
	2022	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,640	$153,794
Receivables (net of allowances: April 2, 2022 - $1,891 and January 1, 2022 - $1,726)	39,266	29,321
Inventories	29,496	30,566
Prepaid income taxes	29,382	30,478
Prepaid expenses and other current assets	31,841	27,014
TOTAL CURRENT ASSETS	257,625	271,173
Property and equipment, net	34,688	37,219
Operating lease assets	86,302	89,902
Franchise rights acquired	785,852	785,195
Goodwill	163,353	157,374
Other intangible assets, net	62,268	61,126
Deferred income taxes	11,504	11,259
Other noncurrent assets	17,834	15,686
TOTAL ASSETS	$1,419,426	$1,428,934
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$—	$—
Portion of operating lease liabilities due within one year	18,969	20,297
Accounts payable	29,339	22,444
Salaries and wages payable	53,112	57,401
Accrued marketing and advertising	10,191	15,904
Accrued interest	10,815	5,085
Other accrued liabilities	41,717	45,728
Derivative payable	2,912	14,670
Income taxes payable	618	1,748
Deferred revenue	48,991	45,855
TOTAL CURRENT LIABILITIES	216,664	229,132
Long-term debt, net	1,419,149	1,418,104
Long-term operating lease liabilities	75,527	78,157
Deferred income taxes	154,759	157,718
Other	2,656	2,227
TOTAL LIABILITIES	1,868,755	1,885,338
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 122,052 shares issued at April 2, 2022 and 122,052 shares issued at January 1, 2022	0	0
Treasury stock, at cost, 51,923 shares at April 2, 2022 and 51,988 shares at January 1, 2022	(3,117,434)	(3,120,149)
Retained earnings	2,675,767	2,682,349
Accumulated other comprehensive loss	(7,662)	(18,604)
TOTAL DEFICIT	(449,329)	(456,404)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,419,426	$1,428,934

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 2,	April 3,
	2022	2021
Subscription revenues, net	$256,985	$279,820
Product sales and other, net	40,776	51,976
Revenues, net	297,761	331,796
Cost of subscription revenues	86,041	99,103
Cost of product sales and other	31,622	39,258
Cost of revenues	117,663	138,361
Gross profit	180,098	193,435
Marketing expenses	107,570	116,933
Selling, general and administrative expenses	63,558	73,671
Operating income	8,970	2,831
Interest expense	18,671	29,123
Other expense (income), net	344	(237)
Loss before income taxes	(10,045)	(26,055)
Benefit from income taxes	(1,802)	(7,828)
Net loss	$(8,243)	$(18,227)
Net loss per share
Basic	$(0.12)	$(0.26)
Diluted	$(0.12)	$(0.26)
Weighted average common shares outstanding
Basic	70,086	69,084
Diluted	70,086	69,084

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended
	April 2,	April 3,
	2022	2021
Net loss	$(8,243)	$(18,227)
Other comprehensive gain:
Foreign currency translation loss	(141)	(1,120)
Income tax benefit on foreign currency translation loss	35	282
Foreign currency translation loss, net of taxes	(106)	(838)
Gain on derivatives	14,756	5,204
Income tax expense on gain on derivatives	(3,708)	(1,311)
Gain on derivatives, net of taxes	11,048	3,893
Total other comprehensive gain	10,942	3,055
Comprehensive income (loss)	$2,699	$(15,172)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

Three Months Ended April 2, 2022					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 1, 2022	122,052	$0	51,988	$(3,120,149)	$(18,604)	$2,682,349	$(456,404)
Comprehensive income (loss)					10,942	(8,243)	2,699
Issuance of treasury stock under stock plans			(65)	2,715		(3,039)	(324)
Compensation expense on share-based awards						4,700	4,700
Balance at April 2, 2022	122,052	$0	51,923	$(3,117,434)	$(7,662)	$2,675,767	$(449,329)

Three Months Ended April 3, 2021					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 2, 2021	121,470	$0	52,497	$(3,140,903)	$(25,149)	$2,617,841	$(548,211)
Comprehensive (loss) income					3,055	(18,227)	(15,172)
Issuance of treasury stock under stock plans			(26)	1,048		(1,083)	(35)
Compensation expense on share-based awards						5,340	5,340
Issuance of common stock	331					2,300	2,300
Balance at April 3, 2021	121,801	$0	52,471	$(3,139,855)	$(22,094)	$2,606,171	$(555,778)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	April 2,	April 3,
	2022	2021
Operating activities:
Net loss	$(8,243)	$(18,227)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	10,759	13,180
Amortization of deferred financing costs and debt discount	1,254	2,231
Impairment of intangible and long-lived assets	42	184
Share-based compensation expense	4,700	5,341
Deferred tax benefit	(6,693)	(1,361)
Allowance for doubtful accounts	72	(12)
Reserve for inventory obsolescence	1,254	2,416
Foreign currency exchange rate loss (gain)	623	(372)
Changes in cash due to:
Receivables	(10,596)	(6,008)
Inventories	(120)	2,792
Prepaid expenses	(4,106)	(4,313)
Accounts payable	7,118	(842)
Accrued liabilities	(5,268)	(1,756)
Deferred revenue	3,560	(211)
Other long term assets and liabilities, net	(3,003)	(738)
Income taxes	(1,807)	(4,182)
Cash used for operating activities	(10,454)	(11,878)
Investing activities:
Capital expenditures	(323)	(688)
Capitalized software expenditures	(8,905)	(9,447)
Cash paid for acquisitions	(4,350)	(10,849)
Other items, net	(11)	(16)
Cash used for investing activities	(13,589)	(21,000)
Financing activities:
Payments on long-term debt	—	(19,250)
Taxes paid related to net share settlement of equity awards	(374)	(237)
Proceeds from stock options exercised	—	2,468
Other items, net	(35)	(43)
Cash used for financing activities	(409)	(17,062)
Effect of exchange rate changes on cash and cash equivalents	(1,702)	(2,634)
Net decrease in cash and cash equivalents	(26,154)	(52,574)
Cash and cash equivalents, beginning of period	153,794	165,887
Cash and cash equivalents, end of period	$127,640	$113,313

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc. and all of its subsidiaries. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings, including Digital 360 and Personal Coaching + Digital. The Company’s “Workshops + Digital” business refers to providing unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings to commitment plan subscribers. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including the Company’s “pay-as-you-go” members.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. For example, the Company considered the impact of COVID-19 and its variants on the assumptions and estimates used when preparing its Quarterly Report on Form 10-Q quarterly financial statements. These assumptions and estimates may change as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity. The consolidated financial statements include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2021 filed on March 1, 2022, which includes additional information about the Company, its results of operations, its financial position and its cash flows.
2.	Accounting Standards Adopted in Current Year

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued updated guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (i) recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this update require an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied prospectively to business combinations occurring on or after its effective date. On January 2, 2022, the Company early adopted this updated guidance on a prospective basis, which did not have a material impact on its consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

3.Leases

At April 2, 2022 and January 1, 2022, the Company’s lease assets and lease liabilities, primarily for its studios and corporate offices, were as follows:

	April 2, 2022	January 1, 2022
Assets:
Operating lease assets	$86,302	$89,902
Finance lease assets	136	127
Total leased assets	$86,438	$90,029

Liabilities:
Current
Operating	$18,969	$20,297
Finance	101	75
Noncurrent
Operating	$75,527	$78,157
Finance	22	29
Total lease liabilities	$94,619	$98,558

For the three months ended April 2, 2022 and April 3, 2021, the components of the Company’s lease expense were as follows:

	Three Months Ended
	April 2,	April 3,
	2022	2021
Operating lease cost:
Fixed lease cost	$8,112	$11,044
Lease termination cost	(120)	3,152
Variable lease cost	7	5
Total operating lease cost	$7,999	$14,201
Finance lease cost:
Amortization of leased assets	35	43
Interest on lease liabilities	1	2
Total finance lease cost	$36	$45
Total lease cost	$8,035	$14,246

At April 2, 2022 and January 1, 2022, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	April 2, 2022	January 1, 2022
Weighted Average Remaining Lease Term (years)
Operating leases	7.25	7.29
Finance leases	1.35	1.54

Weighted Average Discount Rate
Operating leases	7.15	7.15
Finance leases	4.56	5.31

The Company’s leases have remaining lease terms of 0 to 10 years with a weighted average lease term of 7.24 years as of April 2, 2022.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At April 2, 2022, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2022	$19,048	$86	$19,134
Fiscal 2023	21,532	36	21,568
Fiscal 2024	16,123	5	16,128
Fiscal 2025	11,811	—	11,811
Fiscal 2026	9,472	—	9,472
Thereafter	45,573	—	45,573
Total lease payments	$123,559	$127	$123,686
Less imputed interest	29,063	4	29,067
Present value of lease liabilities	$94,496	$123	$94,619

Supplemental cash flow information related to leases for the three months ended April 2, 2022 and April 3, 2021 were as follows:

	Three Months Ended
	April 2,	April 3,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,509	$11,772
Operating cash flows from finance leases	$1	$2
Financing cash flows from finance leases	$35	$43

Leased assets obtained (modified) in exchange for new (modified) operating lease liabilities	$2,859	$(1,892)
Leased assets obtained in exchange for new finance lease liabilities	$46	$—

4.	Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended
	April 2,	April 3,
	2022	2021
Digital Subscription Revenues	$191,482	$206,062
Workshops + Digital Fees	65,503	73,758
Subscription Revenues, net	$256,985	$279,820
Product sales and other, net	40,776	51,976
Revenues, net	$297,761	$331,796

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended April 2, 2022
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$125,319	$53,475	$7,805	$4,883	$191,482
Workshops + Digital Fees	50,980	8,222	4,422	1,879	65,503
Subscription Revenues, net	$176,299	$61,697	$12,227	$6,762	$256,985
Product sales and other, net	28,014	9,205	2,212	1,345	40,776
Revenues, net	$204,313	$70,902	$14,439	$8,107	$297,761

	Three Months Ended April 3, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$132,090	$58,915	$9,809	$5,248	$206,062
Workshops + Digital Fees	54,904	10,940	5,169	2,745	73,758
Subscription Revenues, net	$186,994	$69,855	$14,978	$7,993	$279,820
Product sales and other, net	34,321	12,041	4,089	1,525	51,976
Revenues, net	$221,315	$81,896	$19,067	$9,518	$331,796

Information about Contract Balances

For Subscription Revenues, the Company can collect payment in advance of providing services. Any amounts collected in advance of services being provided are recorded in deferred revenue. In the case where amounts are not collected, but the service has been provided and the revenue has been recognized, the amounts are recorded in accounts receivable. The opening and ending balances of the Company’s deferred revenues were as follows:

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of January 1, 2022	$45,855	$28
Net increase during the period	3,136	21
Balance as of April 2, 2022	$48,991	$49

Balance as of January 2, 2021	$50,475	$44
Net decrease during the period	(459)	(18)
Balance as of April 3, 2021	$50,016	$26

Revenue recognized from amounts included in current deferred revenue as of January 1, 2022 was $41,393 for the three months ended April 2, 2022. Revenue recognized from amounts included in current deferred revenue as of January 2, 2021 was $45,275 for the three months ended April 3, 2021. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, represents revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

5.	Acquisitions

Acquisitions of Franchisees

On February 18, 2022, the Company acquired the entire issued share capital of its Republic of Ireland franchisee, Denross Limited, and its Northern Ireland franchisee, Checkweight Limited, as follows:

(a)

The Company acquired the entire issued share capital of Denross Limited for a purchase price of $4,500. Payment was in the form of cash paid on December 21, 2021 ($650), cash paid on February 18, 2022 ($3,100) and cash in reserves ($750). The total purchase price was allocated to goodwill ($4,645), deferred tax asset ($496) fully offset by a tax valuation allowance ($496), assumed liabilities ($166), customer relationship value ($14), cash ($4) and other receivables ($3). The goodwill will not be deductible for tax purposes; and

(b)

The Company acquired the entire issued share capital of Checkweight Limited for a purchase price of $1,500. Payment was in the form of cash ($1,250) and cash in reserves ($250). The total purchase price was allocated to goodwill ($1,291), franchise rights acquired ($240), assumed liabilities ($56), customer relationship value ($17), deferred tax asset ($5) fully offset by a tax valuation allowance ($5), cash ($4) and other receivables ($4). The goodwill will not be deductible for tax purposes.

On August 16, 2021, the Company acquired substantially all of the assets of its franchisee for certain territories in Maine, Weight Watchers of Maine, Inc., for a purchase price of $2,250. Payment was in the form of cash ($1,999), cash in reserves ($225) and assumed net liabilities ($26). The total purchase price was allocated to goodwill ($2,153), customer relationship value ($56) and franchise rights acquired ($41). The goodwill will be deductible for tax purposes.

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
6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended April 2, 2022, the change in the carrying value of franchise rights acquired was due to the effect of exchange rate changes and the Northern Ireland franchisee acquisition as described in Note 5.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005 and the Company’s franchised territories. See Note 5 for additional information about acquisitions by the Company. For the three months ended April 2, 2022, the change in the carrying amount of goodwill was due to the Republic of Ireland franchisee and Northern Ireland franchisee acquisitions as described in Note 5 and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of January 2, 2021	$145,071	$7,792	$1,268	$1,486	$155,617
Goodwill acquired during the period	2,153	—	—	—	2,153
Effect of exchange rate changes	306	(606)	(14)	(82)	(396)
Balance as of January 1, 2022	$147,530	$7,186	$1,254	$1,404	$157,374
Goodwill acquired during the period	—	—	5,936	—	5,936
Effect of exchange rate changes	418	(211)	(210)	46	43
Balance as of April 2, 2022	$147,948	$6,975	$6,980	$1,450	$163,353

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of April 2, 2022 and January 1, 2022 were as follows:

	April 2, 2022		January 1, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$116,152	$97,682	$115,065	$94,771
Website development costs	118,528	83,342	110,678	78,629
Trademarks	12,126	11,730	12,116	11,677
Other	13,992	5,776	14,021	5,677
Trademarks and other intangible assets	$260,798	$198,530	$251,880	$190,754
Franchise rights acquired	8,301	4,995	7,905	4,766
Total finite-lived intangible assets	$269,099	$203,525	$259,785	$195,520

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,174 and $7,998 for the three months ended April 2, 2022 and April 3, 2021, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter was as follows:

Remainder of fiscal 2022	$22,659
Fiscal 2023	$21,472
Fiscal 2024	$11,013
Fiscal 2025	$1,769
Fiscal 2026 and thereafter	$8,661

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	April 2, 2022				January 1, 2022
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	2.61%
Term Loan Facility due April 13, 2028	945,000	6,653	13,787	4.46%	945,000	6,930	14,362	4.48%
Senior Secured Notes due April 15, 2029	500,000	5,411	—	4.66%	500,000	5,604	—	4.70%
Total	$1,445,000	$12,064	$13,787	4.53%	$1,445,000	$12,534	$14,362	5.15%
Less: Current portion	—				—
Unamortized deferred financing costs	12,064				12,534
Unamortized debt discount	13,787				14,362
Total long-term debt	$1,419,149				$1,418,104

(1)	Includes amortization of deferred financing costs and debt discount.

On April 13, 2021, the Company (1) repaid in full approximately $1,189,750 in aggregate principal amount of senior secured tranche B term loans due in 2024 under its then-existing credit facilities and (2) redeemed all of the $300,000 in aggregate principal amount of its then-outstanding 8.625% Senior Notes due in 2025 (the “Discharged Senior Notes”). On April 13, 2021, the Company’s then-existing credit facilities included a senior secured revolving credit facility (which included borrowing capacity available for letters of credit) due in 2022 with $175,000 in an aggregate principal amount of commitments. There were no outstanding borrowings under such revolving credit facility on that date. The Company funded such repayment of loans and redemption of notes with cash on hand as well as with proceeds received from approximately $1,000,000 in an aggregate principal amount of borrowings under its new credit facilities (as amended from time to time, the “Credit Facilities”) and proceeds received from the issuance of $500,000 in aggregate principal amount of 4.500% Senior Secured Notes due 2029 (the “Senior Secured Notes”), each as described below. These transactions are collectively referred to herein as the “April 2021 debt refinancing”. During the second quarter of fiscal 2021, the Company incurred fees of $37,910 (which included $12,939 of a prepayment penalty on the Discharged Senior Notes and $5,000 of a debt discount on its Term Loan Facility (as defined below)) in connection with the April 2021 debt refinancing. In addition, the Company recorded a loss on early extinguishment of debt of $29,169 in connection thereto. This early extinguishment of debt charge was comprised of $12,939 of a prepayment penalty on the Discharged Senior Notes, $9,017 of financing fees paid in connection with the April 2021 debt refinancing and the write-off of $7,213 of pre-existing deferred financing fees and debt discount.

Credit Facilities

The Credit Facilities were issued under a credit agreement, dated April 13, 2021 (as amended from time to time, the “Credit Agreement”), among the Company, as borrower, the lenders party thereto, and Bank of America, N.A. (“Bank of America”), as administrative agent and an issuing bank. The Credit Facilities consist of (1) $1,000,000 in aggregate principal amount of senior secured tranche B term loans due in 2028 (the “Term Loan Facility”) and (2) $175,000 in an aggregate principal amount of commitments under a senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) due in 2026 (the “Revolving Credit Facility”).

In December 2021, the Company made voluntary prepayments at par in an aggregate amount of $52,500 in respect of its outstanding term loans under the Term Loan Facility. As a result of these prepayments, the Company wrote off a debt discount and deferred financing fees of $1,183 in the aggregate in the fourth quarter of fiscal 2021.

In accordance with the terms of the Credit Agreement, the Company expects to have an obligation to make an excess cash flow prepayment offer currently estimated to be $30,575 to the term loan lenders during the second quarter of fiscal 2023. The Company expects to satisfy this obligation with a prepayment no later than the required payment date.

As of April 2, 2022, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,911 of availability and $1,089 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of April 2, 2022.

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

The Credit Facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with:

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

•	100% of the net proceeds of any issuance or incurrence of debt by the Company or any of its restricted subsidiaries, other than certain debt permitted under the Credit Agreement.

The foregoing mandatory prepayments will be used to reduce the installments of principal on the Term Loan Facility. The Company may voluntarily repay outstanding loans under the Credit Facilities at any time without penalty, except for customary “breakage” costs with respect to LIBOR loans under the Credit Facilities.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of April 2, 2022, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, the Company pays a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of, on or prior to the end of the first fiscal quarter of 2022, 6.00:1.00, with a step down to 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including with the first fiscal quarter of 2023, with an additional step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including with the first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including with the first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021 (as amended, supplemented or modified from time to time, the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions.

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

The Senior Secured Notes are guaranteed on a senior secured basis by the Company’s subsidiaries that guarantee the Credit Facilities. The Senior Secured Notes and the note guarantees are secured by a first-priority lien on all the collateral that secures the Credit Facilities, subject to a shared lien of equal priority with the Company’s and each guarantor’s obligations under the Credit Facilities and subject to certain thresholds, exceptions and permitted liens.

Outstanding Debt

At April 2, 2022, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At April 2, 2022 and January 1, 2022, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 4.53% and 5.11% per annum at April 2, 2022 and January 1, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 5.07% and 5.62% per annum at April 2, 2022 and January 1, 2022, respectively, based on interest rates on these dates.

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

The following table sets forth the computation of basic and diluted net loss per share data:

	Three Months Ended
	April 2,	April 3,
	2022	2021
Numerator:
Net loss	$(8,243)	$(18,227)
Denominator:
Weighted average shares of common stock outstanding	70,086	69,084
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	70,086	69,084
Net loss per share
Basic	$(0.12)	$(0.26)
Diluted	$(0.12)	$(0.26)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 7,040 and 6,360 for the three months ended April 2, 2022 and April 3, 2021, respectively.

9.Income Taxes

The effective tax rates for the three months ended April 2, 2022 and April 3, 2021 were 17.9% and 30.0%, respectively. For the three months ended April 2, 2022, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to a tax benefit related to foreign-derived intangible income (“FDII”), partially offset by state income tax expense and tax expense from income earned in foreign jurisdictions. For the three months ended April 3, 2021, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII and a tax benefit related to tax windfalls from stock compensation.

10.Legal

Federal Trade Commission Matter

The Company received a letter from the U.S. Federal Trade Commission (the “FTC”) dated September 3, 2019, advising that the FTC was conducting a non-public inquiry into the practices of the Company's wholly-owned subsidiary Kurbo, Inc. (“Kurbo”) relating to the collection, use, disclosure and sharing of personal information. Kurbo offers a paid private coaching service as well as a free app to help families teach children healthy habits. The FTC focused on whether certain practices in the Kurbo free app complied with the Children's Online Privacy Protection Act ("COPPA"). On February 16, 2022, the FTC filed a complaint and proposed settlement order in the United States District Court for the Northern District of California to resolve allegations that Kurbo violated COPPA by failing to provide required notices and obtain verifiable parental consent prior to collecting, using, and disclosing personal information from children using the Kurbo app. In connection with the settlement, Kurbo and the Company were required, among other things: (i) to update their procedures to ensure that they obtain verifiable parental consent before collecting personal information from children, (ii) to destroy all of the personal information they may have obtained without verifiable parental consent as well as any models or algorithms based on that information, (iii) to update their records retention policy to require destruction of user information one year after a child stops tracking in the Kurbo app, and (iv) to pay a civil penalty of $1,500. Kurbo and the Company deny all of the material allegations in the FTC complaint and deny that either Kurbo or the Company ever violated COPPA or otherwise engaged in any wrongdoing. They entered into the settlement solely to resolve the matter and avoid the expense of litigation. The settlement became final when the court entered the Consent Order on March 3, 2022.

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

As of April 2, 2022 and January 1, 2022, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

On June 11, 2018, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2018 swap”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap was $500,000. During the term of this swap, the notional amount decreased from $500,000 effective April 2, 2020 to $250,000 on March 31, 2021. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1005%. On June 7, 2019, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2019 swap”, and together with the 2018 swap, the “current swaps”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250,000. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.901%. The current swaps qualify for hedge accounting and, therefore, changes in the fair value of the current swaps have been recorded in accumulated other comprehensive loss.

As of April 2, 2022, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive income in the amount of $205 ($134 before taxes). As of January 1, 2022, the cumulative unrealized loss for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $10,843 ($14,622 before taxes).

As of April 2, 2022, the fair value of the Company’s 2018 swap was a current liability of $2,912, which was included in derivative payable in the consolidated balance sheet. As of April 2, 2022, the fair value of the Company’s 2019 swap consisted of both a current asset of $30, which was included in prepaid expenses and other current assets in the consolidated balance sheet, and a noncurrent asset of $2,944, which was included in other noncurrent assets in the consolidated balance sheet. As of January 1, 2022, the aggregate fair value of the Company’s current swaps was a current liability of $14,670, which was included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next two years. The Company expects approximately $531 ($709 before taxes) of net derivative losses included in accumulated other comprehensive loss at April 2, 2022, based on current market rates, will be reclassified into earnings within the next 12 months.
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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of April 2, 2022 and January 1, 2022. Since there were no outstanding borrowings under the Revolving Credit Facility as of April 2, 2022 and January 1, 2022, the fair value approximated a carrying value of $0 at both April 2, 2022 and January 1, 2022.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of April 2, 2022 and January 1, 2022, the fair value of the Company’s long-term debt was approximately $1,242,201 and $1,389,306, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,419,149 and $1,418,104, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap current asset at April 2, 2022	$30	$—	$30	$—
Interest rate swap noncurrent asset at April 2, 2022	$2,944	$—	$2,944	$—
Interest rate swap current liability at April 2, 2022	$2,912	$—	$2,912	$—
Interest rate swap current liability at January 1, 2022	$14,670	$—	$14,670	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the three months ended April 2, 2022 and the fiscal year ended January 1, 2022.
13.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three Months Ended April 2, 2022
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 1, 2022	$(10,843)	$(7,761)	$(18,604)
Other comprehensive income (loss) before reclassifications, net of tax	9,391	(106)	9,285
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	1,657	—	1,657
Net current period other comprehensive income (loss)	11,048	(106)	10,942
Ending balance at April 2, 2022	$205	$(7,867)	$(7,662)

(1)	Amounts in parentheses indicate debits
(2)	See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Three Months Ended April 3, 2021
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 2, 2021	$(20,979)	$(4,170)	$(25,149)
Other comprehensive income (loss) before reclassifications, net of tax	1,175	(838)	337
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	2,718	—	2,718
Net current period other comprehensive income (loss)	3,893	(838)	3,055
Ending balance at April 3, 2021	$(17,086)	$(5,008)	$(22,094)

(1)	Amounts in parentheses indicate debits
(2)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Three Months Ended
	April 2,	April 3,
	2022	2021
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(2,213)	$(3,633)	Interest expense
	(2,213)	(3,633)	Loss before income taxes
	556	915	Benefit from income taxes
	$(1,657)	$(2,718)	Net loss

(1)	Amounts in parentheses indicate debits to profit/loss
14.	Segment Data

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

Information about the Company’s reportable segments is as follows:

	Total Revenues, net
	Three Months Ended
	April 2,	April 3,
	2022	2021
North America	$204,313	$221,315
Continental Europe	70,902	81,896
United Kingdom	14,439	19,067
Other	8,107	9,518
Total revenues, net	$297,761	$331,796

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Loss
	Three Months Ended
	April 2,	April 3,
	2022	2021
Segment operating income (loss):
North America	$21,514	$27,582
Continental Europe	20,443	20,054
United Kingdom	(2,201)	543
Other	(80)	103
Total segment operating income	39,676	48,282
General corporate expenses	30,706	45,451
Interest expense	18,671	29,123
Other expense (income), net	344	(237)
Benefit from income taxes	(1,802)	(7,828)
Net loss	$(8,243)	$(18,227)

	Depreciation and Amortization
	Three Months Ended
	April 2,	April 3,
	2022	2021
North America	$8,453	$10,312
Continental Europe	263	434
United Kingdom	148	257
Other	95	113
Total segment depreciation and amortization	8,959	11,116
General corporate depreciation and amortization	3,054	4,295
Depreciation and amortization	$12,013	$15,411

15.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $432 and $474 for the three months ended April 2, 2022 and April 3, 2021, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at April 2, 2022 and January 1, 2022 was $74 and $120, respectively.

In March 2021, as permitted by the transfer provisions set forth in the previously disclosed Share Purchase Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, as amended, and the previously disclosed Winfrey Option Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, Ms. Winfrey sold 875 of the shares she purchased under such purchase agreement and exercised a portion of her stock options granted in fiscal 2015 resulting in the sale of 330 shares issuable under such options, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

16.Restructuring

2022 Plan – Subsequent Event

As previously disclosed, in the second quarter of fiscal 2022, the Company committed to a restructuring plan consisting of (i) an organizational realignment to simplify the Company’s corporate structure and reduce associated costs (the “Organizational Realignment”) and (ii) a continued rationalization of its real estate portfolio resulting in the termination of certain of the Company’s operating leases (together with the Organizational Realignment, the “2022 Plan”). In connection with the 2022 Plan, the Company anticipates recording restructuring charges which it currently estimates will range between $18,000 to $22,000 in the aggregate. The Organizational Realignment will result in the elimination of certain positions and termination of employment for certain employees worldwide. In connection with its Organizational Realignment, the Company anticipates recording charges of approximately $12,000 to $16,000 in the aggregate with respect to employee termination benefit costs (which are expected to consist of general and administrative expenses), the majority of which will be recorded in the second quarter of fiscal 2022. In connection with the termination of certain of its operating leases, the Company anticipates recording charges of approximately $6,000 in the aggregate consisting of lease termination and other related costs, the majority of which will be recorded in the second quarter of fiscal 2022. Substantially all of these costs arising from the 2022 Plan are expected to result in cash expenditures related to separation payments, other employee termination expenses, and lease termination payments. The Company expects the 2022 Plan to be fully paid by the end of fiscal 2023.

2021 Plan

As previously disclosed, in the first quarter of fiscal 2021, as the Company continued to evaluate its cost structure, anticipate consumer demand and focus on costs, the Company committed to a plan which has resulted in the termination of operating leases and elimination of certain positions worldwide. For the fiscal year ended January 1, 2022, the Company recorded restructuring expenses totaling $21,534 ($16,109 after tax).

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

For the three months ended April 2, 2022, the Company made payments of $172 towards the liability for the lease termination costs, decreased provision estimates by $102 and incurred additional lease termination and other related costs of $120. For the three months ended April 2, 2022, the Company made payments of $1,956 towards the liability for the employee termination benefit costs, increased provision estimates by $98 and incurred additional employee termination benefit costs of $148.

The Company expects the remaining lease termination liability of $1,186 and the remaining employee termination benefit liability of $2,334 to be paid in full in fiscal 2023.

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

For the three months ended April 2, 2022, the Company decreased provision estimates for the lease termination costs by $116. For the three months ended April 2, 2022, the Company made payments of $605 towards the liability for the employee termination benefit costs.

The Company expects the remaining lease termination liability of $86 and the remaining employee termination benefit liability of $1,335 to be paid in full in fiscal 2022.

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

•	the ability to successfully implement strategic initiatives;
•	the effectiveness and efficiency of our advertising and marketing programs, including the strength of our social media presence;
•	the impact on our reputation of actions taken by our franchisees, licensees, suppliers and other partners;
•	the recognition of asset impairment charges;
•	the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;
•	our chief executive officer transition;
•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;
•	the expiration or early termination by us of leases;
•	uncertainties related to a downturn in general economic conditions or consumer confidence, including the potential impact of political and social unrest, and the existing inflationary environment;
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
•

risks and uncertainties associated with our international operations, including regulatory, economic, political, social, intellectual property, and foreign currency risks, which risks may be exacerbated as a result of the war in Ukraine;

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

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; and “Other” refers to Australia, New Zealand and emerging markets operations and franchise revenues and related costs. Each of North America, Continental Europe, United Kingdom and Other is also a reportable segment. Our “Digital” business refers to providing subscriptions to our digital product offerings, including Digital 360 and Personal Coaching + Digital. Our “Workshops + Digital” business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members.

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

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Digital 360® and Weight Watchers®.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2021 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross profit margin, operating income, operating income margin and components thereof are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the first quarter of fiscal 2022 to exclude (a) the net impact of (x) charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”) and (y) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”) or (b) the impact of charges associated with the 2021 plan; and (ii) the first quarter of fiscal 2021 to exclude the impact of charges associated with the 2021 plan. We generally refer to such non-GAAP measures as follows: (i) with respect to the adjustments for the first quarter of fiscal 2022, as excluding or adjusting for the net impact of restructuring charges or the impact of restructuring charges, as applicable; and (ii) with respect to the adjustments for the first quarter of fiscal 2021, as excluding or adjusting for the impact of the restructuring charges. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, early extinguishment of debt with respect to the Company’s previously disclosed April 2021 debt refinancing and voluntary debt prepayments, and restructuring charges (including the net impact where applicable) (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the critical accounting estimates affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for fiscal 2021. Our critical accounting estimates have not changed since the end of fiscal 2021.

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

•

Revenues—Our “Subscription Revenues” consist of “Digital Subscription Revenues” and “Workshops + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including Digital 360 and Personal Coaching + Digital. “Workshops + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products via e-commerce, in studios and through our trusted partners, revenues from licensing and publishing, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and royalties.

•

Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our digital subscription products (including Digital 360 and Personal Coaching + Digital); (ii) “Workshops + Digital Paid Weeks” is the sum of total paid commitment plan weeks which include workshops and digital offerings and total “pay-as-you-go” weeks; and (iii) “Total Paid Weeks” is the sum of Digital Paid Weeks and Workshops + Digital Paid Weeks.

•

Incoming Subscribers—“Subscribers” refer to Digital subscribers and Workshops + Digital subscribers who participate in recur bill programs in Company-owned operations. The “Incoming Subscribers” metric reports WW subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital, including Digital 360 and Personal Coaching + Digital, subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “Incoming Subscribers” is the sum of Incoming Digital Subscribers and Incoming Workshops + Digital Subscribers. Recruitment and retention are key drivers for this metric.

•

End of Period Subscribers—The “End of Period Subscribers” metric reports WW subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Digital Subscribers” is the total number of Digital, including Digital 360 and Personal Coaching + Digital, subscribers; (ii) “End of Period Workshops + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “End of Period Subscribers” is the sum of End of Period Digital Subscribers and End of Period Workshops + Digital Subscribers. Recruitment and retention are key drivers for this metric.

•	Gross profit and operating expenses as a percentage of revenue.

COVID-19 PANDEMIC

The novel coronavirus (including its variants, COVID-19) pandemic continues to evolve and have unpredictable impacts on consumer sentiment and behavior and on our business operations and the markets in which we operate. We have seen significant shifts in consumer sentiment with respect to the weight loss and wellness marketplace, which we believe in part is attributable to the evolution of the pandemic. COVID-19 has had a significant effect on our recruitments since its onset. Our Workshops + Digital recruitments were substantially negatively impacted during the first year of the pandemic. While Digital recruitments were strong in the beginning of the COVID-19 pandemic, a subsequent turn in consumer sentiment drove a decline in Digital recruitments. Given the long-term subscription model of our business, these declines in recruitment continued to impact the number of our End of Period Subscribers in the first quarter of fiscal 2022, which declined compared to the prior year period. Additionally, our mix shifting toward our Digital business, which was significant during the onset of the pandemic, especially when amplified by the nature of our subscription business, has negatively impacted revenue and may continue to impact it in the future. Over the longer term, it remains uncertain how the COVID-19 pandemic will impact consumer demand for our products and services and consumer preferences and behavior generally.

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

As we continue to address the impact of the pandemic, and the related evolving legal and consumer landscape, we are focused on how to best meet our members’ and consumers’ needs. We continue to serve our members virtually, both via our Digital business and through virtual workshops, and to evolve our workshop strategy as we evaluate our cost structure and respond to shifting consumer sentiment. We consolidated certain of our studios and continue to close certain other branded studio locations. We continually evaluate our studio locations, and the decision to operate at any particular studio location is influenced by a number of factors, including applicable legal restrictions, consumer confidence and preferences, changes in consumer sentiment and behavior, and the protection of the health and safety of our employees and members, and is dependent on cost efficiencies and alignment with our digital and brand strategy. The current number of our studio locations is significantly lower than that prior to the pandemic, and we expect it to remain below pre-COVID-19 levels. As a result, we have incurred, and we expect to continue to incur, significant costs associated with our real estate realignment.

While we expect the effects of the pandemic and the related responses, including shifts in consumer sentiment and behavior, to negatively impact our results of operations, cash flows and financial position, the uncertainty of the full extent of the duration and severity of the consumer, economic and operational impacts of COVID-19 means we cannot reasonably estimate the related financial impact at this time. For more information, see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for fiscal 2021. We continue to believe that our powerful communities and our ability to inspire people to adopt healthy habits will be invaluable to people across the globe as they continue to acclimate to new social and economic environments, and that they uniquely position us in the markets in which we operate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 2, 2022 COMPARED TO THE THREE MONTHS ENDED APRIL 3, 2021

The table below sets forth selected financial information for the first quarter of fiscal 2022 from our consolidated statements of net income for the three months ended April 2, 2022 versus selected financial information for the first quarter of fiscal 2021 from our consolidated statements of net income for the three months ended April 3, 2021.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	April 2, 2022	April 3, 2021	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$297.8	$331.8	$(34.0)	(10.3%)		(8.4%)
Cost of revenues	117.7	138.4	(20.7)	(15.0%)		(13.6%)
Gross profit	180.1	193.4	(13.3)	(6.9%)		(4.6%)
Gross Margin %	60.5%	58.3%

Marketing expenses	107.6	116.9	(9.4)	(8.0%)		(6.2%)
Selling, general & administrative expenses	63.6	73.7	(10.1)	(13.7%)		(12.8%)
Operating income	9.0	2.8	6.1	100.0%	*	100.0%	*
Operating Income Margin %	3.0%	0.9%

Interest expense	18.7	29.1	(10.5)	(35.9%)		(35.9%)
Other expense (income), net	0.3	(0.2)	0.6	100.0%	*	100.0%	*
Loss before income taxes	(10.0)	(26.1)	16.0	(61.4%)		(67.9%)

Benefit from income taxes	(1.8)	(7.8)	6.0	(77.0%)		(83.2%)
Net loss	$(8.2)	$(18.2)	$10.0	(54.8%)		(61.3%)

Weighted average diluted shares outstanding	70.1	69.1	1.0	1.5%		1.5%
Diluted net loss per share	$(0.12)	$(0.26)	$0.15	(55.4%)		(61.8%)

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the first quarter of fiscal 2022 are adjusted to exclude the net impact of the $0.3 million of 2021 plan restructuring charges and the reversal of $0.1 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended April 2, 2022 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Quarter of Fiscal 2022	$180.1	60.5%	$9.0	3.0%
Adjustments to reported amounts (1)
2021 plan restructuring charges	0.0		0.3
2020 plan restructuring charges	(0.1)		(0.1)
Total adjustments (1)	(0.1)		0.1
First Quarter of Fiscal 2022, as adjusted (1)	$180.0	60.5%	$9.1	3.1%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first quarter of fiscal 2022 to exclude the net impact of $0.3 million ($0.2 million after tax) of 2021 plan restructuring charges and the reversal of $0.1 million ($0.1 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first quarter of fiscal 2021 are adjusted to exclude the impact of the $5.5 million of 2021 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended April 3, 2021 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Quarter of Fiscal 2021	$193.4	58.3%	$2.8	0.9%
Adjustments to reported amounts (1)
2021 plan restructuring charges	5.2		5.5
Total adjustments (1)	5.2		5.5
First Quarter of Fiscal 2021, as adjusted (1)	$198.6	59.9%	$8.4	2.5%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first quarter of fiscal 2021 to exclude the impact of the $5.5 million ($4.1 million after tax) of 2021 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for the first quarter of fiscal 2022 were $297.8 million, a decrease of $34.0 million, or 10.3%, versus the first quarter of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted our revenues in the first quarter of fiscal 2022 by $6.3 million, revenues for the first quarter of fiscal 2022 would have decreased 8.4% versus the prior year period. This decrease was driven primarily by lower Subscription Revenues reflecting worsened consumer sentiment. This worsened consumer sentiment was due in part to the evolution of the COVID-19 pandemic as well as the likely impact of certain macro factors including increasing inflation, social and political unrest and challenged economic growth. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Total cost of revenues for the first quarter of fiscal 2022 decreased $20.7 million, or 15.0%, versus the first quarter of fiscal 2021. Excluding the impact of foreign currency, which decreased cost of revenues in the first quarter of fiscal 2022 by $1.8 million, cost of revenues for the first quarter of fiscal 2022 would have decreased 13.6% versus the prior year period. Excluding the net impact of $(0.1) million of restructuring charges in the first quarter of fiscal 2022 and the impact of the $5.2 million of restructuring charges in the first quarter of fiscal 2021, total cost of revenues for the first quarter of fiscal 2022 would have decreased by 11.6%, or 10.2% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the first quarter of fiscal 2022 decreased $13.3 million, or 6.9%, versus the first quarter of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted gross profit in the first quarter of fiscal 2022 by $4.5 million, gross profit for the first quarter of fiscal 2022 would have decreased 4.6% versus the prior year period. Excluding the net impact of $(0.1) million of restructuring charges in the first quarter of fiscal 2022 and the impact of the $5.2 million of restructuring charges in the first quarter of fiscal 2021, gross profit for the first quarter of fiscal 2022 would have decreased by 9.4%, or 7.1% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin for the first quarter of fiscal 2022 increased 2.2% to 60.5% versus 58.3% for the first quarter of fiscal 2021. Excluding the impact of foreign currency, gross margin in the first quarter of fiscal 2022 would have increased 2.4% to 60.7% versus the prior year period. Excluding the net impact of restructuring charges in the first quarter of fiscal 2022 and the impact of restructuring charges in the first quarter of fiscal 2021, gross margin for the first quarter of fiscal 2022 would have increased 0.6% to 60.5% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the first quarter of fiscal 2022 and the impact of restructuring charges in the first quarter of fiscal 2021, gross margin for the first quarter of fiscal 2022 would have increased 0.8% to 60.7% versus the prior year period. The gross margin increase was driven primarily by a revenue mix shift to our higher margin Digital business.

Marketing

Marketing expenses for the first quarter of fiscal 2022 decreased $9.4 million, or 8.0%, versus the first quarter of fiscal 2021. Excluding the impact of foreign currency, which decreased marketing expenses in the first quarter of fiscal 2022 by $2.1 million, marketing expenses for the first quarter of fiscal 2022 would have decreased 6.2% versus the prior year period. This decrease in marketing expenses was primarily due to a decline in TV media. Marketing expenses as a percentage of revenue for the first quarter of fiscal 2022 increased to 36.1% from 35.2% for the first quarter of fiscal 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of fiscal 2022 decreased $10.1 million, or 13.7%, versus the first quarter of fiscal 2021. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in the first quarter of fiscal 2022 by $0.7 million, selling, general and administrative expenses for the first quarter of fiscal 2022 would have decreased 12.8% versus the prior year period. Excluding the impact of the $0.2 million of restructuring charges in the first quarter of fiscal 2022 and the impact of the $0.3 million of restructuring charges in the first quarter of fiscal 2021, selling, general and administrative expenses for the first quarter of fiscal 2022 would have decreased by 13.7%, or 12.7% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to lower bonus expense driven by a change in timing of payment and a reduction in headcount. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2022 decreased to 21.3% from 22.2% for the first quarter of fiscal 2021.

Operating Income

Operating income for the first quarter of fiscal 2022 increased $6.1 million, or 216.8%, versus the first quarter of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted operating income in the first quarter of fiscal 2022 by $1.7 million, operating income for the first quarter of fiscal 2022 would have increased 275.9% versus the prior year period. Excluding the net impact of the $0.1 million of restructuring charges in the first quarter of fiscal 2022 and the impact of the $5.5 million of restructuring charges in the first quarter of fiscal 2021, operating income for the first quarter of fiscal 2022 would have increased by 9.0%, or 29.0% on a constant currency basis, versus the prior year period. Operating income margin for the first quarter of fiscal 2022 increased 2.2% to 3.0% versus 0.9% for the first quarter of fiscal 2021. Excluding the net impact of restructuring charges in the first quarter of fiscal 2022 and the impact of restructuring charges in the first quarter of fiscal 2021, operating income margin for the first quarter of fiscal 2022 would have increased by 0.5%, or 1.0% on a constant currency basis, versus the prior year period. This increase in operating income margin was driven primarily by a decrease in selling, general and administrative expenses as a percentage of revenue and an increase in gross margin, partially offset by an increase in marketing expenses as a percentage of revenue, versus the prior year period.

Interest Expense

Interest expense for the first quarter of fiscal 2022 decreased $10.5 million, or 35.9%, versus the first quarter of fiscal 2021. The decrease in interest expense was driven primarily by lower interest rates under our Term Loan Facility (as defined below) and on our Senior Secured Notes (as defined below) as a result of our April 2021 debt refinancing (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2022 and the first quarter of fiscal 2021 and excluding the impact of our interest rate swaps then in effect, decreased to 4.53% per annum at the end of the first quarter of fiscal 2022 from 6.59% per annum at the end of the first quarter of fiscal 2021. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2022 and the first quarter of fiscal 2021, decreased to 5.14% per annum at the end of the first quarter of fiscal 2022 from 7.56% per annum at the end of the first quarter of fiscal 2021.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense (Income), Net

Other expense (income), net, which consists primarily of the impact of foreign currency on intercompany transactions, changed by $0.6 million for the first quarter of fiscal 2022 to $0.3 million of expense as compared to $0.2 million of income for the first quarter of fiscal 2021.

Tax

Our effective tax rate for the first quarter of fiscal 2022 was 17.9% as compared to 30.0% for the first quarter of fiscal 2021. For the first quarter of fiscal 2022, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to a tax benefit related to foreign-derived intangible income, or FDII, partially offset by state income tax expense and tax expense from income earned in foreign jurisdictions. The effective tax rate for the first quarter of fiscal 2021 was impacted by state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII and a tax benefit related to tax windfalls from stock compensation.

Net Loss and Diluted Net Loss Per Share

Net loss for the first quarter of fiscal 2022 was $8.2 million, which decreased $10.0 million, or 54.8%, from the net loss for the first quarter of fiscal 2021 of $18.2 million. Excluding the impact of foreign currency, which negatively impacted net loss in the first quarter of fiscal 2022 by $1.2 million, net loss for the first quarter of fiscal 2022 would have decreased 61.3% from the prior year period. Net loss for the first quarter of fiscal 2022 included a $0.1 million net impact from restructuring charges. Net loss for the first quarter of fiscal 2021 included a $4.1 million impact from restructuring charges.

Diluted net loss per share for the first quarter of fiscal 2022 was a loss of $0.12 compared to a loss of $0.26 for the first quarter of fiscal 2021. Diluted net loss per share for the first quarter of fiscal 2022 included a $0.00 net impact from restructuring charges. Diluted net loss per share for the first quarter of fiscal 2021 included a $0.06 impact from restructuring charges.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first quarter of fiscal 2022 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q1 2022
	GAAP			Constant Currency
		Product			Product		Total
	Subscription	Sales &	Total	Subscription	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$176.3	$28.0	$204.3	$176.3	$28.0	$204.3	38.7	2,734.9	2,986.2
CE	61.7	9.2	70.9	66.4	9.9	76.3	15.4	1,094.1	1,189.5
UK	12.2	2.2	14.4	12.6	2.3	14.9	3.5	245.0	270.1
Other (1)	6.8	1.3	8.1	7.2	1.4	8.6	1.3	94.5	99.6
Total	$257.0	$40.8	$297.8	$262.5	$41.6	$304.0	58.9	4,168.6	4,545.4

	% Change Q1 2022 vs. Q1 2021
North America	(5.7%)	(18.4%)	(7.7%)	(5.7%)	(18.4%)	(7.7%)	(3.6%)	(3.1%)	(5.5%)
CE	(11.7%)	(23.6%)	(13.4%)	(4.9%)	(17.8%)	(6.8%)	(9.7%)	(7.2%)	(11.8%)
UK	(18.4%)	(45.9%)	(24.3%)	(15.9%)	(44.5%)	(22.1%)	(21.3%)	(24.3%)	(20.6%)
Other (1)	(15.4%)	(11.8%)	(14.8%)	(10.5%)	(7.4%)	(10.0%)	(6.6%)	(3.2%)	(6.9%)
Total	(8.2%)	(21.5%)	(10.3%)	(6.2%)	(20.0%)	(8.4%)	(6.6%)	(5.8%)	(8.3%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q1 2022
	Digital Subscription Revenues		Digital	Incoming	EOP	Workshops + Digital Fees		Workshops + Digital	Incoming Workshops	EOP Workshops
		Constant	Paid	Digital	Digital		Constant	Paid	+ Digital	+ Digital
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$125.3	$125.3	31.4	2,186.9	2,450.7	$51.0	$51.0	7.3	548.0	535.4
CE	53.5	57.5	14.1	998.5	1,088.3	8.2	8.9	1.3	95.7	101.1
UK	7.8	8.0	2.6	179.7	206.0	4.4	4.6	0.9	65.3	64.1
Other (1)	4.9	5.2	1.1	76.0	81.4	1.9	2.0	0.2	18.5	18.2
Total	$191.5	$196.1	49.2	3,441.1	3,826.6	$65.5	$66.4	9.7	727.4	718.8

	% Change Q1 2022 vs. Q1 2021
North America	(5.1%)	(5.1%)	(6.1%)	(6.3%)	(6.8%)	(7.1%)	(7.1%)	9.0%	12.3%	1.1%
CE	(9.2%)	(2.3%)	(9.3%)	(5.8%)	(12.1%)	(24.8%)	(19.1%)	(13.2%)	(20.1%)	(9.1%)
UK	(20.4%)	(18.1%)	(23.2%)	(23.5%)	(22.9%)	(14.5%)	(11.9%)	(15.4%)	(26.2%)	(12.3%)
Other (1)	(6.9%)	(1.4%)	(0.2%)	2.8%	(0.3%)	(31.6%)	(27.7%)	(27.0%)	(21.9%)	(28.2%)
Total	(7.1%)	(4.8%)	(8.0%)	(7.1%)	(9.3%)	(11.2%)	(10.0%)	1.5%	1.0%	(2.8%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues for the first quarter of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the first quarter of fiscal 2022 versus the prior year period was driven by both a decrease in Digital Subscription Revenues and a decrease in Workshops + Digital Fees. Subscription Revenues were negatively impacted by both the lower number of Incoming Subscribers at the beginning of the first quarter of fiscal 2022 versus the beginning of the first quarter of fiscal 2021 and the recruitment decline during the first quarter of fiscal 2022 as compared to the prior year period. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment. The decrease in North America Total Paid Weeks for the first quarter of fiscal 2022 versus the prior year period was driven primarily by both the lower number of Total Incoming Subscribers at the beginning of the first quarter of fiscal 2022 versus the beginning of the first quarter of fiscal 2021 and lower recruitments for the first quarter of fiscal 2022 versus the prior year period.

The decrease in North America product sales and other for the first quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in product sales, including e-commerce.

Continental Europe Performance

The decrease in Continental Europe revenues for the first quarter of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the first quarter of fiscal 2022 versus the prior year period was driven by both a decrease in Workshops + Digital Fees and a decrease in Digital Subscription Revenues. Subscription Revenues were negatively impacted by both the lower number of Incoming Digital Subscribers at the beginning of the first quarter of fiscal 2022 versus the beginning of the first quarter of fiscal 2021 and the recruitment decline during the first quarter of fiscal 2022 as compared to the prior year period. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment. The decrease in Continental Europe Total Paid Weeks for the first quarter of fiscal 2022 versus the prior year period was driven primarily by both the lower number of Total Incoming Subscribers at the beginning of the first quarter of fiscal 2022 versus the beginning of the first quarter of fiscal 2021 and lower recruitments for the first quarter of fiscal 2022 versus the prior year period.

The decrease in Continental Europe product sales and other for the first quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

United Kingdom Performance

The decrease in UK revenues for the first quarter of fiscal 2022 versus the prior year period was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues for the first quarter of fiscal 2022 versus the prior year period was driven by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Fees. Subscription Revenues were negatively impacted by both the lower number of Incoming Digital Subscribers at the beginning of the first quarter of fiscal 2022 versus the beginning of the first quarter of fiscal 2021 and the recruitment decline during the first quarter of fiscal 2022 as compared to the prior year period. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment. The decrease in UK Total Paid Weeks for the first quarter of fiscal 2022 versus the prior year period was driven primarily by both the lower number of Total Incoming Subscribers at the beginning of the first quarter of fiscal 2022 versus the beginning of the first quarter of fiscal 2021 and lower recruitments for the first quarter of fiscal 2022 versus the prior year period.

The decrease in UK product sales and other for the first quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

Other Performance

The decrease in Other revenues for the first quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues for the first quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in Workshops + Digital Fees. Workshops + Digital Fees were negatively impacted by both the lower number of Incoming Workshops + Digital Subscribers at the beginning of the first quarter of fiscal 2022 versus the beginning of the first quarter of fiscal 2021 and the recruitment decline during the first quarter of fiscal 2022 as compared to the prior year period. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment.

The decrease in Other product sales and other for the first quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in franchise commissions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. In accordance with the terms of the Credit Agreement, we expect to have an obligation to make an excess cash flow prepayment offer currently estimated to be $30.6 million to the term loan lenders during the second quarter of fiscal 2023. We expect to satisfy this obligation with a prepayment no later than the required payment date. We currently believe that cash generated by operations, our cash on hand of approximately $127.6 million at April 2, 2022, our $173.9 million of availability under our Revolving Credit Facility (as defined below) at April 2, 2022 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. See “—Long-Term Debt” for additional details on this refinancing. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity and the availability of our Revolving Credit Facility. The evolving nature, and uncertain economic impact, of the current demand environment may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to access our Revolving Credit Facility, may be adversely affected.

As market conditions warrant, we may, from time to time, seek to purchase our outstanding debt securities or loans, including the Senior Secured Notes and borrowings under the Credit Facilities (each as defined below). Such transactions could be privately negotiated or open market transactions, pursuant to tender offers or otherwise. Subject to any applicable limitations contained in the agreements governing, or terms of, our indebtedness, any such purchases made by us may be funded by the use of cash on our balance sheet, the incurrence of new secured or unsecured debt, the issuance of our equity or the sale of assets. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	April 2,	January 1,	Increase/
	2022	2022	(Decrease)
	(in millions)
Total current assets	$257.6	$271.2	$(13.5)
Total current liabilities	216.7	229.1	(12.5)
Working capital surplus	41.0	42.0	1.1
Cash and cash equivalents	127.6	153.8	(26.2)
Current portion of long-term debt	—	—	—
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(86.7)	$(111.8)	$(25.1)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $25.1 million decrease in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

				Impact to
	April 2,	January 1,	Increase/	Working
	2022	2022	(Decrease)	Capital Deficit
	(in millions)
Operational liabilities and other, net of assets	$33.9	$54.7	$(20.8)	$(20.8)
Derivative payable, net	$2.9	$14.7	$(11.8)	$(11.8)
Portion of operating lease liabilities due within one year	$19.0	$20.3	$(1.3)	$(1.3)
Income taxes payable	$0.6	$1.7	$(1.1)	$(1.1)
Prepaid income taxes	$29.4	$30.5	$(1.1)	$1.1
Deferred revenue	$49.0	$45.9	$3.1	$3.1
Accrued interest	$10.8	$5.1	$5.7	$5.7
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$(25.1)

Note: Totals may not sum due to rounding.

The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by a decrease in accrued liabilities and an increase in receivables, partially offset by an increase in account payable, all due to seasonality and timing. The decrease in derivative payable, net was due to a change in fair value driven by the change in interest rates. The increase in accrued interest was primarily due to the timing of debt payments.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended:

	April 2,	April 3,
	2022	2021
	(in millions)
Net cash used for operating activities	$(10.5)	$(11.9)
Net cash used for investing activities	$(13.6)	$(21.0)
Net cash used for financing activities	$(0.4)	$(17.1)

Operating Activities

First Quarter of Fiscal 2022

Cash flows used for operating activities of $10.5 million for the first quarter of fiscal 2022 reflected a decrease of $1.4 million from $11.9 million of cash flows used for operating activities for the first quarter of fiscal 2021. The decrease in cash used for operating activities was primarily the result of a decrease in cash used for operating assets and liabilities for the first quarter of fiscal 2022 as compared to the prior year period.

First Quarter of Fiscal 2021

Cash flows used for operating activities of $11.9 million for the first quarter of fiscal 2021 reflected a decrease of $20.3 million from $8.4 million of cash flows provided by operating activities for the first quarter of fiscal 2020. The decrease in cash provided by operating activities was primarily the result of an increase in net loss of $12.2 million for the first quarter of fiscal 2021 as compared to the prior year period.

Investing Activities

First Quarter of Fiscal 2022

Net cash used for investing activities totaled $13.6 million for the first quarter of fiscal 2022, a decrease of $7.4 million as compared to the first quarter of fiscal 2021. This decrease was primarily attributable to a decrease in cash paid for acquisitions for the first quarter of fiscal 2022 as compared to the prior year period.

First Quarter of Fiscal 2021

Net cash used for investing activities totaled $21.0 million for the first quarter of fiscal 2021, a decrease of $4.9 million as compared to the first quarter of fiscal 2020. This decrease was primarily attributable to lower capital expenditures and cycling against the $5.0 million investment in ClassPass Inc., partially offset by an increase in cash paid for acquisitions, for the first quarter of fiscal 2021 compared to the prior year period.

Financing Activities

First Quarter of Fiscal 2022

Net cash used for financing activities totaled $0.4 million for the first quarter of fiscal 2022, a decrease of $16.7 million as compared to the first quarter of fiscal 2021. This decrease was primarily attributable to a decrease in debt repayments for the first quarter of fiscal 2022 as compared to the prior year period. See “—Long-Term Debt” for additional details on debt.

First Quarter of Fiscal 2021

Net cash used for financing activities totaled $17.1 million for the first quarter of fiscal 2021 primarily due to $19.3 million used for scheduled debt repayments under our then-existing term loan facility. See “—Long-Term Debt” for additional details on debt.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at April 2, 2022:

Long-Term Debt

At April 2, 2022

(Balances in millions)

April 2, 2022
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	12.1
Unamortized debt discount	13.8
Total long-term debt	$1,419.1

Note: Totals may not sum due to rounding.

On April 13, 2021, we (1) repaid in full approximately $1.2 billion in aggregate principal amount of senior secured tranche B term loans due in 2024 under our then-existing credit facilities and (2) redeemed all of the $300.0 million in aggregate principal amount of our then-outstanding 8.625% Senior Notes due in 2025, or the Discharged Senior Notes. On April 13, 2021, our then-existing credit facilities included a senior secured revolving credit facility (which included borrowing capacity available for letters of credit) due in 2022 with $175.0 million in an aggregate principal amount of commitments. There were no outstanding borrowings under such revolving credit facility on that date. We funded such repayment of loans and redemption of notes with cash on hand as well as with proceeds received from approximately $1,000.0 million in an aggregate principal amount of borrowings under our new credit facilities (as amended from time to time, referred to herein as the Credit Facilities) and proceeds received from the issuance of $500.0 million in aggregate principal amount of 4.500% Senior Secured Notes due 2029, or the Senior Secured Notes, each as described below. These transactions are collectively referred to herein as the April 2021 debt refinancing. During the second quarter of fiscal 2021, we incurred fees of $37.9 million (which included $12.9 million of a prepayment penalty on the Discharged Senior Notes and $5.0 million of a debt discount on our Term Loan Facility (as defined below)) in connection with our April 2021 debt refinancing. In addition, we recorded a loss on early extinguishment of debt of $29.2 million in connection thereto. This early extinguishment of debt charge was comprised of $12.9 million of a prepayment penalty on the Discharged Senior Notes, $9.0 million of financing fees paid in connection with our April 2021 debt refinancing and the write-off of $7.2 million of pre-existing deferred financing fees and debt discount.

Credit Facilities

The Credit Facilities were issued under a credit agreement, dated April 13, 2021 or, as amended from time to time, the Credit Agreement, among the Company, as borrower, the lenders party thereto, and Bank of America, N.A., or Bank of America, as administrative agent and an issuing bank. The Credit Facilities consist of (1) $1,000.0 million in aggregate principal amount of senior secured tranche B term loans due in 2028, or the Term Loan Facility, and (2) $175.0 million in an aggregate principal amount of commitments under a senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) due in 2026, or the Revolving Credit Facility.

In December 2021, we made voluntary prepayments at par in an aggregate amount of $52.5 million in respect of our outstanding term loans under the Term Loan Facility. As a result of these prepayments, we wrote off a debt discount and deferred financing fees of $1.2 million in the aggregate in the fourth quarter of fiscal 2021.

In accordance with the terms of the Credit Agreement, we expect to have an obligation to make an excess cash flow prepayment offer currently estimated to be $30.6 million to the term loan lenders during the second quarter of fiscal 2023. We expect to satisfy this obligation with a prepayment no later than the required payment date.

As of April 2, 2022, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.9 million of availability and $1.1 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of April 2, 2022.

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

The Credit Facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with:

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

•	100% of the net proceeds of any issuance or incurrence of debt by the Company or any of its restricted subsidiaries, other than certain debt permitted under the Credit Agreement.

The foregoing mandatory prepayments will be used to reduce the installments of principal on the Term Loan Facility. We may voluntarily repay outstanding loans under the Credit Facilities at any time without penalty, except for customary “breakage” costs with respect to LIBOR loans under the Credit Facilities.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of April 2, 2022, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that we and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of, on or prior to the end of the first fiscal quarter of 2022, 6.00:1.00, with a step down to 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including with the first fiscal quarter of 2023, with an additional step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including with the first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including with the first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021, or, as amended, supplemented or modified from time to time, the Indenture, among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions.

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

The Senior Secured Notes are guaranteed on a senior secured basis by our subsidiaries that guarantee the Credit Facilities. The Senior Secured Notes and the note guarantees are secured by a first-priority lien on all the collateral that secures the Credit Facilities, subject to a shared lien of equal priority with the Company’s and each guarantor’s obligations under the Credit Facilities and subject to certain thresholds, exceptions and permitted liens.

Outstanding Debt

At April 2, 2022, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At April 2, 2022 and January 1, 2022, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 11 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 4.53% and 5.11% per annum at April 2, 2022 and January 1, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 5.07% and 5.62% per annum at April 2, 2022 and January 1, 2022, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at April 2, 2022:

Total Debt Obligation

(Including Current Portion)

At April 2, 2022

(in millions)

Remainder of fiscal 2022	$—
Fiscal 2023	30.6
Fiscal 2024	—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027 and thereafter	1,414.4
Total	$1,445.0

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At April 2, 2022 and April 3, 2021, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a gain of $0.2 million and a loss of $17.1 million, respectively. At April 2, 2022 and April 3, 2021, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $7.9 million and a loss of $5.0 million, respectively.

Dividends and Stock Transactions

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the sole discretion of our Board of Directors, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the provisions of Virginia law affecting the payment of distributions to shareholders and such other factors our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants in our existing indebtedness, including the Credit Agreement governing the Credit Facilities and the Indenture governing the Senior Secured Notes, and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended April 2, 2022 and April 3, 2021, we repurchased no shares of our common stock under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, early extinguishment of debt and restructuring charges (including the net impact where applicable).

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net loss, the most comparable GAAP financial measure, for the three months ended April 2, 2022 and April 3, 2021, and EBITDAS and Adjusted EBITDAS to net income for the trailing twelve months ended April 2, 2022:

(in millions)

	Three Months Ended
	April 2, 2022	April 3, 2021	Trailing Twelve Months
Net (loss) income	$(8.2)	$(18.2)	$76.9
Interest	18.7	29.1	77.5
Taxes	(1.8)	(7.8)	15.8
Depreciation and amortization	10.8	11.9	44.3
Stock-based compensation	4.7	5.3	20.7
EBITDAS	$24.1	$20.3	$235.2
Early extinguishment of debt	—	—	30.4
2021 plan restructuring charges	0.3	5.5	16.3
2020 plan restructuring charges	(0.1)	—	(1.7)
Adjusted EBITDAS (1)	$24.2	$25.8	$280.0

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the three months ended April 2, 2022 to exclude the net impact of $0.3 million of 2021 plan restructuring charges and the reversal of $0.1 million of 2020 plan restructuring charges; adjusts the consolidated statements of net income for the three months ended April 3, 2021 to exclude the impact of $5.5 million of 2021 plan restructuring charges; and adjusts EBITDAS for the trailing twelve months ended April 2, 2022 to exclude (a) the $30.4 million early extinguishment of debt and (b) the net impact of $16.3 million of 2021 plan restructuring charges and the reversal of $1.7 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of April 2, 2022, our net debt/Adjusted EBITDAS ratio was 4.6x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the three months ended:

(in millions)

April 2, 2022
Total debt	$1,445.0
Less: Unamortized deferred financing costs	12.1
Less: Unamortized debt discount	13.8
Less: Cash on hand	127.6
Net debt	$1,291.5

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 2, 2022, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2021 have not materially changed from January 1, 2022.

At the end of the first quarter of fiscal 2022, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 3.50%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50%, referred to herein as the LIBOR Floor. In addition, as of April 2, 2022, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of April 2, 2022, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.0 million and a hypothetical 90 basis point decrease in interest rates would have decreased annual interest expense by approximately $2.1 million. This increase and decrease would have been driven primarily by the interest rate applicable to our Term Loan Facility.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2022, the end of the first quarter of fiscal 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the first quarter of fiscal 2022, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS
Exhibit Number	Description

†**Exhibit 10.1

Employment Agreement, dated as of February 23, 2022, by and between WW International, Inc. and Sima Sistani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**Exhibit 10.2

Continuity Agreement, dated as of February 23, 2022, by and between WW International, Inc. and Sima Sistani (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**Exhibit 10.3

Form of Term Sheet for Employee Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Initial Equity Award—Stock Incentive Plan Award) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**Exhibit 10.4

Form of Term Sheet for Employee Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Initial Equity Award—Inducement Grant Award) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**Exhibit 10.5

Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Chief Executive Officer Initial Equity Award) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by Sima Sistani, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Amy O’Keefe, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: May 5, 2022	By:	/s/ Sima Sistani
Sima Sistani
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Amy O’Keefe
Amy O’Keefe
Chief Financial Officer (Principal Financial Officer)