Form 10-Q
period 2022-07-02
WW INTERNATIONAL, INC.
filed 2022-08-04
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

The number of shares of common stock outstanding as of July 28, 2022 was 70,383,890.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	July 2,	January 1,
	2022	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$148,595	$153,794
Receivables (net of allowances: July 2, 2022 - $1,906 and January 1, 2022 - $1,726)	32,277	29,321
Inventories	32,330	30,566
Prepaid income taxes	22,758	30,478
Prepaid expenses and other current assets	29,500	27,014
TOTAL CURRENT ASSETS	265,460	271,173
Property and equipment, net	31,913	37,219
Operating lease assets	83,777	89,902
Franchise rights acquired	756,750	785,195
Goodwill	159,932	157,374
Other intangible assets, net	61,991	61,126
Deferred income taxes	14,570	11,259
Other noncurrent assets	16,220	15,686
TOTAL ASSETS	$1,390,613	$1,428,934
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$—	$—
Portion of operating lease liabilities due within one year	18,431	20,297
Accounts payable	24,526	22,444
Salaries and wages payable	61,951	57,401
Accrued marketing and advertising	7,756	15,904
Accrued interest	5,282	5,085
Other accrued liabilities	41,395	45,728
Derivative payable	307	14,670
Income taxes payable	937	1,748
Deferred revenue	47,637	45,855
TOTAL CURRENT LIABILITIES	208,222	229,132
Long-term debt, net	1,420,194	1,418,104
Long-term operating lease liabilities	73,210	78,157
Deferred income taxes	142,878	157,718
Other	2,217	2,227
TOTAL LIABILITIES	1,846,721	1,885,338
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 122,052 shares issued at July 2, 2022 and 122,052 shares issued at January 1, 2022	0	0
Treasury stock, at cost, 51,691 shares at July 2, 2022 and 51,988 shares at January 1, 2022	(3,107,324)	(3,120,149)
Retained earnings	2,661,818	2,682,349
Accumulated other comprehensive loss	(10,602)	(18,604)
TOTAL DEFICIT	(456,108)	(456,404)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,390,613	$1,428,934

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Subscription revenues, net	$240,391	$272,871	$497,376	$552,691
Product sales and other, net	29,063	38,508	69,838	90,484
Revenues, net	269,454	311,379	567,214	643,175
Cost of subscription revenues	84,129	95,825	170,170	194,929
Cost of product sales and other	22,363	29,528	53,985	68,786
Cost of revenues	106,492	125,353	224,155	263,715
Gross profit	162,962	186,026	343,059	379,460
Marketing expenses	51,857	57,154	159,427	174,088
Selling, general and administrative expenses	71,319	69,199	134,877	142,870
Franchise rights acquired and goodwill impairments	26,420	—	26,420	—
Operating income	13,366	59,673	22,335	62,502
Interest expense	19,255	20,293	37,926	49,416
Other expense, net	1,613	381	1,956	143
Early extinguishment of debt	—	29,169	—	29,169
(Loss) income before income taxes	(7,502)	9,830	(17,547)	(16,226)
(Benefit from) provision for income taxes	(2,879)	970	(4,681)	(6,859)
Net (loss) income	$(4,623)	$8,860	$(12,866)	$(9,367)
(Net loss) earnings per share
Basic	$(0.07)	$0.13	$(0.18)	$(0.14)
Diluted	$(0.07)	$0.12	$(0.18)	$(0.14)
Weighted average common shares outstanding
Basic	70,305	69,588	70,195	69,336
Diluted	70,305	71,160	70,195	69,336

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net (loss) income	$(4,623)	$8,860	$(12,866)	$(9,367)
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(8,325)	2,857	(8,466)	1,737
Income tax benefit (expense) on foreign currency translation (loss) gain	2,089	(720)	2,125	(438)
Foreign currency translation (loss) gain, net of taxes	(6,236)	2,137	(6,341)	1,299
Gain on derivatives	4,402	1,522	19,158	6,726
Income tax expense on gain on derivatives	(1,106)	(383)	(4,815)	(1,694)
Gain on derivatives, net of taxes	3,296	1,139	14,343	5,032
Total other comprehensive (loss) gain	(2,940)	3,276	8,002	6,331
Comprehensive (loss) income	$(7,563)	$12,136	$(4,864)	$(3,036)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

Three Months Ended July 2, 2022					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at April 2, 2022	122,052	$0	51,923	$(3,117,434)	$(7,662)	$2,675,767	$(449,329)
Comprehensive loss					(2,940)	(4,623)	(7,563)
Issuance of treasury stock under stock plans			(232)	10,110		(11,613)	(1,503)
Compensation expense on share-based awards						2,287	2,287
Balance at July 2, 2022	122,052	$0	51,691	$(3,107,324)	$(10,602)	$2,661,818	$(456,108)

Six Months Ended July 2, 2022					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 1, 2022	122,052	$0	51,988	$(3,120,149)	$(18,604)	$2,682,349	$(456,404)
Comprehensive (loss) income					8,002	(12,866)	(4,864)
Issuance of treasury stock under stock plans			(297)	12,825		(14,651)	(1,826)
Compensation expense on share-based awards						6,986	6,986
Balance at July 2, 2022	122,052	$0	51,691	$(3,107,324)	$(10,602)	$2,661,818	$(456,108)

Three Months Ended July 3, 2021					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at April 3, 2021	121,801	$0	52,471	$(3,139,855)	$(22,094)	$2,606,171	$(555,778)
Comprehensive income					3,276	8,860	12,136
Issuance of treasury stock under stock plans			(260)	10,526		(14,384)	(3,858)
Compensation expense on share-based awards						7,851	7,851
Issuance of common stock	251					1,752	1,752
Balance at July 3, 2021	122,052	$0	52,211	$(3,129,329)	$(18,818)	$2,610,250	$(537,897)

Six Months Ended July 3, 2021					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 2, 2021	121,470	$0	52,497	$(3,140,903)	$(25,149)	$2,617,841	$(548,211)
Comprehensive (loss) income					6,331	(9,367)	(3,036)
Issuance of treasury stock under stock plans			(286)	11,574		(15,467)	(3,893)
Compensation expense on share-based awards						13,192	13,192
Issuance of common stock	582					4,051	4,051
Balance at July 3, 2021	122,052	$0	52,211	$(3,129,329)	$(18,818)	$2,610,250	$(537,897)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	July 2,	July 3,
	2022	2021
Operating activities:
Net loss	$(12,866)	$(9,367)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	22,792	26,093
Amortization of deferred financing costs and debt discount	2,509	3,533
Impairment of franchise rights acquired and goodwill	26,420	—
Impairment of intangible and long-lived assets	112	224
Share-based compensation expense	6,986	13,192
Deferred tax benefit	(21,164)	(2,811)
Allowance for doubtful accounts	127	(90)
Reserve for inventory obsolescence	2,565	3,830
Foreign currency exchange rate loss (gain)	2,229	(44)
Early extinguishment of debt	—	29,169
Changes in cash due to:
Receivables	(7,499)	730
Inventories	(4,351)	6,527
Prepaid expenses	6,864	(11,481)
Accounts payable	3,211	3,337
Accrued liabilities	(1,039)	(16,699)
Deferred revenue	3,342	976
Other long term assets and liabilities, net	(2,329)	(2,125)
Income taxes	(1,496)	(6,742)
Cash provided by operating activities	26,413	38,252
Investing activities:
Capital expenditures	(1,066)	(984)
Capitalized software expenditures	(18,019)	(17,447)
Cash paid for acquisitions	(4,350)	(10,849)
Other items, net	(20)	(1,534)
Cash used for investing activities	(23,455)	(30,814)
Financing activities:
Net (payments) borrowings on revolver	—	—
Proceeds from long term debt	—	1,500,000
Financing costs and debt discount	—	(37,315)
Payments on long-term debt	—	(1,509,000)
Taxes paid related to net share settlement of equity awards	(1,925)	(4,223)
Proceeds from stock options exercised	—	4,469
Other items, net	(61)	(80)
Cash used for financing activities	(1,986)	(46,149)
Effect of exchange rate changes on cash and cash equivalents	(6,171)	(1,612)
Net decrease in cash and cash equivalents	(5,199)	(40,323)
Cash and cash equivalents, beginning of period	153,794	165,887
Cash and cash equivalents, end of period	$148,595	$125,564

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc. and all of its subsidiaries. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings, including Personal Coaching + Digital and Digital 360 as applicable. The Company’s “Workshops + Digital” business refers to providing unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings to commitment plan subscribers, including former Digital 360 members as applicable. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including the Company’s “pay-as-you-go” members. In the second quarter of fiscal 2022, the Company ceased offering its Digital 360 product. More than a majority of associated members were transitioned from the Company’s Digital business to its Workshops + Digital business during the second quarter, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. The cessation of this product offering and these transitions of former Digital 360 members at the then-current pricing for such product impacted the number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business.

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

In the second quarter of fiscal 2022, the Company identified and recorded out-of-period adjustments related to income tax errors resulting primarily from the reversal of (i) a basis difference related to goodwill and other intangibles and (ii) a U.S. federal income tax receivable that should have been adjusted in prior fiscal years. The impact of correcting these errors, which were immaterial to prior period financial statements and corrected in the second quarter of fiscal 2022, resulted in an income tax benefit of $2,150 and decreased net loss by $2,150 for the three and six months ended July 2, 2022.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2021 filed on March 1, 2022, which includes additional information about the Company, its results of operations, its financial position and its cash flows.
2.	Accounting Standards Adopted in Current Year

In October 2021, the Financial Accounting Standards Board issued updated guidance to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (i) recognition of an acquired contract liability and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this update require an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied prospectively to business combinations occurring on or after its effective date. On January 2, 2022, the Company early adopted this updated guidance on a prospective basis, which did not have a material impact on its consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

3.Leases

At July 2, 2022 and January 1, 2022, the Company’s lease assets and lease liabilities, primarily for its studios and corporate offices, were as follows:

	July 2, 2022	January 1, 2022
Assets:
Operating lease assets	$83,777	$89,902
Finance lease assets	102	127
Total leased assets	$83,879	$90,029

Liabilities:
Current
Operating	$18,431	$20,297
Finance	53	75
Noncurrent
Operating	$73,210	$78,157
Finance	15	29
Total lease liabilities	$91,709	$98,558

For the three and six months ended July 2, 2022 and July 3, 2021, the components of the Company’s lease expense were as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Operating lease cost:
Fixed lease cost	$7,791	$9,782	$15,903	$20,826
Lease termination cost	2,220	3,208	2,100	6,360
Variable lease cost	6	5	13	9
Total operating lease cost	$10,017	$12,995	$18,016	$27,195
Finance lease cost:
Amortization of leased assets	26	37	61	80
Interest on lease liabilities	1	2	2	5
Total finance lease cost	$27	$39	$63	$85
Total lease cost	$10,044	$13,034	$18,079	$27,280

At July 2, 2022 and January 1, 2022, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	July 2, 2022	January 1, 2022
Weighted Average Remaining Lease Term (years)
Operating leases	7.15	7.29
Finance leases	1.19	1.54

Weighted Average Discount Rate
Operating leases	7.10	7.15
Finance leases	3.34	5.31

The Company’s leases have remaining lease terms of 0 to 10 years with a weighted average lease term of 7.14 years as of July 2, 2022.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At July 2, 2022, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2022	$11,847	$32	$11,879
Fiscal 2023	23,072	33	23,105
Fiscal 2024	16,988	4	16,992
Fiscal 2025	12,151	—	12,151
Fiscal 2026	9,571	—	9,571
Fiscal 2027	9,376	—	9,376
Thereafter	36,182	—	36,182
Total lease payments	$119,187	$69	$119,256
Less imputed interest	27,546	1	27,547
Present value of lease liabilities	$91,641	$68	$91,709

Supplemental cash flow information related to leases for the six months ended July 2, 2022 and July 3, 2021 were as follows:

	Six Months Ended
	July 2,	July 3,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,733	$22,078
Operating cash flows from finance leases	$2	$5
Financing cash flows from finance leases	$61	$80

Leased assets obtained (modified) in exchange for new (modified) operating lease liabilities	$6,909	$(1,012)
Leased assets obtained in exchange for new finance lease liabilities	$44	$81

4.	Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Digital Subscription Revenues	$174,219	$205,337	$365,701	$411,398
Workshops + Digital Fees	66,172	67,534	131,675	141,293
Subscription Revenues, net	$240,391	$272,871	$497,376	$552,691
Product sales and other, net	29,063	38,508	69,838	90,484
Revenues, net	$269,454	$311,379	$567,214	$643,175

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended July 2, 2022
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$114,435	$48,807	$6,608	$4,369	$174,219
Workshops + Digital Fees	52,464	7,791	4,296	1,621	66,172
Subscription Revenues, net	$166,899	$56,598	$10,904	$5,990	$240,391
Product sales and other, net	21,115	5,145	1,853	950	29,063
Revenues, net	$188,014	$61,743	$12,757	$6,940	$269,454

	Three Months Ended July 3, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$130,255	$60,602	$9,594	$4,886	$205,337
Workshops + Digital Fees	51,699	8,732	4,606	2,497	67,534
Subscription Revenues, net	$181,954	$69,334	$14,200	$7,383	$272,871
Product sales and other, net	25,675	8,602	2,802	1,429	38,508
Revenues, net	$207,629	$77,936	$17,002	$8,812	$311,379

	Six Months Ended July 2, 2022
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$239,754	$102,282	$14,413	$9,252	$365,701
Workshops + Digital Fees	103,444	16,013	8,718	3,500	131,675
Subscription Revenues, net	$343,198	$118,295	$23,131	$12,752	$497,376
Product sales and other, net	49,129	14,349	4,065	2,295	69,838
Revenues, net	$392,327	$132,644	$27,196	$15,047	$567,214

	Six Months Ended July 3, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$262,345	$119,515	$19,404	$10,134	$411,398
Workshops + Digital Fees	106,604	19,671	9,776	5,242	141,293
Subscription Revenues, net	$368,949	$139,186	$29,180	$15,376	$552,691
Product sales and other, net	59,996	20,645	6,890	2,953	90,484
Revenues, net	$428,945	$159,831	$36,070	$18,329	$643,175

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of January 1, 2022	$45,855	$28
Net increase during the period	1,782	28
Balance as of July 2, 2022	$47,637	$56

Balance as of January 2, 2021	$50,475	$44
Net increase (decrease) during the period	960	(28)
Balance as of July 3, 2021	$51,435	$16

Revenue recognized from amounts included in current deferred revenue as of January 1, 2022 was $43,372 for the six months ended July 2, 2022. Revenue recognized from amounts included in current deferred revenue as of January 2, 2021 was $48,227 for the six months ended July 3, 2021. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, represents revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the six months ended July 2, 2022, the change in the carrying value of franchise rights acquired was due to the impairments of the Canada and New Zealand units of account as discussed below, the effect of exchange rate changes and the Northern Ireland franchisee acquisition as described in Note 5.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005 and the Company’s franchised territories. See Note 5 for additional information about acquisitions by the Company. For the six months ended July 2, 2022, the change in the carrying amount of goodwill was due to the Republic of Ireland franchisee and Northern Ireland franchisee acquisitions as described in Note 5, the impairment of the Company's wholly-owned subsidiary Kurbo, Inc. (“Kurbo”) as discussed below and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of January 2, 2021	$145,071	$7,792	$1,268	$1,486	$155,617
Goodwill acquired during the period	2,153	—	—	—	2,153
Effect of exchange rate changes	306	(606)	(14)	(82)	(396)
Balance as of January 1, 2022	$147,530	$7,186	$1,254	$1,404	$157,374
Goodwill acquired during the period	—	—	5,936	—	5,936
Goodwill impairment	(1,101)	—	—	—	(1,101)
Effect of exchange rate changes	(805)	(732)	(654)	(86)	(2,277)
Balance as of July 2, 2022	$145,624	$6,454	$6,536	$1,318	$159,932

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested for potential impairment on at least an annual basis or more often if events so require.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand as of the July 2, 2022 balance sheet date were $698,383, $34,556, $10,899, $6,125 and $3,574, respectively.

In its hypothetical start-up approach analysis for fiscal 2022, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In the Company’s relief from royalty approach analysis for fiscal 2022, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the July 2, 2022 balance sheet date were $104,019, $41,605 and $14,308, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For all of the Company’s reporting units tested as of May 8, 2022, the Company estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. The Company utilized operating income as the basis for measuring its potential growth because it believes it is the best indicator of the performance of its business. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Test

The Company reviews indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of May 8, 2022 and May 9, 2021, each the first day of fiscal May, on its indefinite-lived intangible assets and goodwill.

In performing its annual impairment analysis as of May 8, 2022, the Company determined that (i) the carrying amounts of its Canada and New Zealand franchise rights acquired with indefinite lived units of account exceeded their respective fair values and, as a result, the Company recorded impairment charges for its Canada and New Zealand units of account of $24,485 and $834, respectively, in the second quarter of fiscal 2022; and (ii) the carrying amounts of all of its other franchise rights acquired with indefinite lived units of account did not exceed their respective fair values and, therefore, no impairment existed with respect thereto. In performing its annual impairment analysis as of May 9, 2021, the Company determined that the carrying amounts of its franchise rights acquired with indefinite lived units of account did not exceed their respective fair values and, therefore, no impairment existed. In performing its annual impairment analysis as of May 8, 2022 and May 9, 2021, the Company determined that the carrying amounts of its goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

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

Based on the results of the Company’s May 8, 2022 annual franchise rights acquired impairment analysis performed for its United States unit of account, which holds 92.7% of the Company’s franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 15%. Based on the results of the Company’s May 8, 2022 annual franchise rights acquired impairment analysis performed for its Canada and New Zealand units of account, which hold 4.6 % and 0.5%, respectively, of the Company’s franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair values of these units of account were equal to their respective carrying values. Accordingly, a change in the underlying assumptions for the United States, Canada and New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to the United States, Canada and New Zealand, for which the net book values were $698,383, $34,556 and $3,574, respectively, as of July 2, 2022. Based on the results of the Company’s May 8, 2022 annual franchise rights acquired impairment analysis performed for its remaining units of account, which collectively hold 2.2% of the Company’s franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair values of these units of account exceeded their respective carrying values by over 100%.

Based on the results of the Company’s May 8, 2022 annual goodwill impairment analysis performed for all of its reporting units, all units, except for the Republic of Ireland, had an estimated fair value at least 35% higher than the respective unit’s carrying amount. Collectively, these reporting units represented 97.3% of the Company’s total goodwill as of the July 2, 2022 balance sheet date. Based on the results of the Company’s May 8, 2022 annual goodwill impairment analysis performed for its Republic of Ireland reporting unit, which holds 2.7% of the Company’s goodwill as of the July 2, 2022 balance sheet date, the estimated fair value of this reporting unit exceeded its carrying value by approximately 14%. Accordingly, a change in the underlying assumptions for the Republic of Ireland may change the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to the Republic of Ireland, for which the net book value was $4,265 as of July 2, 2022.

Kurbo Goodwill Impairment

On August 10, 2018, the Company acquired substantially all of the assets of Kurbo Health, Inc., a family-based healthy lifestyle coaching program, for a net purchase price of $3,063, of which $1,101 was allocated to goodwill. The goodwill was deductible annually for tax purposes. The Company determined in the second quarter of fiscal 2022 to exit the Kurbo business in the third quarter of fiscal 2022 as part of its strategic plan. As a result of this determination, the Company recorded an impairment charge of $1,101 in the second quarter of fiscal 2022, which comprised the entire goodwill balance for Kurbo.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of July 2, 2022 and January 1, 2022 were as follows:

	July 2, 2022		January 1, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$116,162	$99,661	$115,065	$94,771
Website development costs	125,276	88,231	110,678	78,629
Trademarks	12,138	11,783	12,116	11,677
Other	13,936	5,846	14,021	5,677
Trademarks and other intangible assets	$267,512	$205,521	$251,880	$190,754
Franchise rights acquired	8,156	4,942	7,905	4,766
Total finite-lived intangible assets	$275,668	$210,463	$259,785	$195,520

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,761 and $16,935 for the three and six months ended July 2, 2022, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,035 and $16,033 for the three and six months ended July 3, 2021, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2022	$15,746
Fiscal 2023	$24,052
Fiscal 2024	$13,611
Fiscal 2025	$3,112
Fiscal 2026	$794
Fiscal 2027	$719
Thereafter	$7,171

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	July 2, 2022				January 1, 2022
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	2.61%
Term Loan Facility due April 13, 2028	945,000	6,375	13,213	4.62%	945,000	6,930	14,362	4.48%
Senior Secured Notes due April 15, 2029	500,000	5,218	—	4.65%	500,000	5,604	—	4.70%
Total	$1,445,000	$11,593	$13,213	4.63%	$1,445,000	$12,534	$14,362	5.15%
Less: Current portion	—				—
Unamortized deferred financing costs	11,593				12,534
Unamortized debt discount	13,213				14,362
Total long-term debt	$1,420,194				$1,418,104

(1)	Includes amortization of deferred financing costs and debt discount.

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

As of July 2, 2022, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,911 of availability and $1,089 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of July 2, 2022.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of July 2, 2022, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including with the first fiscal quarter of 2023, with a step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including with the first fiscal quarter of 2024, with an additional step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including with the first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of July 2, 2022, the Company’s actual Consolidated First Lien Leverage Ratio was 4.60:1.00 and there were no borrowings under its Revolving Credit Facility and total letters of credit issued were $1,089. The Company may not be able to satisfy the Consolidated First Lien Leverage Ratio in the future, and as a result, it may effectively limit the amount of funds the Company is able to borrow under the Revolving Credit Facility.

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

Outstanding Debt

At July 2, 2022, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At July 2, 2022 and January 1, 2022, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 4.63% and 5.11% per annum at July 2, 2022 and January 1, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 5.12% and 5.62% per annum at July 2, 2022 and January 1, 2022, respectively, based on interest rates on these dates.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

8.Per Share Data

Basic (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted (net loss) earnings per share data:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(4,623)	$8,860	$(12,866)	$(9,367)
Denominator:
Weighted average shares of common stock outstanding	70,305	69,588	70,195	69,336
Effect of dilutive common stock equivalents	—	1,572	—	—
Weighted average diluted common shares outstanding	70,305	71,160	70,195	69,336
(Net loss) earnings per share
Basic	$(0.07)	$0.13	$(0.18)	$(0.14)
Diluted	$(0.07)	$0.12	$(0.18)	$(0.14)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted (net loss) earnings per share was 8,732 and 4,724 for the three months ended July 2, 2022 and July 3, 2021, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 7,848 and 6,426 for the six months ended July 2, 2022 and July 3, 2021, respectively.

9.Taxes

Income Taxes

The effective tax rates for the three and six months ended July 2, 2022 were 38.4% and 26.7%, respectively. For the six months ended July 2, 2022, the tax benefit was primarily driven by a tax benefit recorded for out-of-period income tax adjustments, which was partially offset by tax expense related to tax shortfalls from stock compensation. For the six months ended July 2, 2022, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to tax benefits related to foreign-derived intangible income (“FDII”) and out-of-period income tax adjustments, partially offset by state income tax expense, tax expense from income earned in foreign jurisdictions and tax expense related to tax shortfalls from stock compensation.

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

Non-Income Tax Matters

The Internal Revenue Service notified the Company of certain penalties assessed related to the annual disclosure and reporting requirements of the Affordable Care Act. The Company is in the process of appealing this determination and does not believe it has any liability with respect to this matter.

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

As of July 2, 2022 and January 1, 2022, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

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

As of July 2, 2022, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive income in the amount of $3,500 ($4,536 before taxes). As of January 1, 2022, the cumulative unrealized loss for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $10,843 ($14,622 before taxes).

The following table presents the aggregate fair value of the Company’s derivative financial instruments by balance sheet classification and location:

			Fair Value
	Balance Sheet Classification	Balance Sheet Location	July 2, 2022	January 1, 2022
Assets:
Interest rate swap - 2019 swap	Current asset	Prepaid expenses and other current assets	$2,837	$—
Interest rate swap - 2019 swap	Noncurrent asset	Other noncurrent assets	1,971	—
Total assets			$4,808	$—

Liabilities:
Interest rate swap - 2018 swap	Current liability	Derivative payable	$307	$—
Interest rate swaps - current swaps	Current liability	Derivative payable	—	14,670
Total liabilities			$307	$14,670

The Company is hedging forecasted transactions for periods not exceeding the next two years. The Company expects approximately $356 ($476 before taxes) of net derivative gains included in accumulated other comprehensive loss at July 2, 2022, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of July 2, 2022 and January 1, 2022. Since there were no outstanding borrowings under the Revolving Credit Facility as of July 2, 2022 and January 1, 2022, the fair value approximated a carrying value of $0 at both July 2, 2022 and January 1, 2022.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of July 2, 2022 and January 1, 2022, the fair value of the Company’s long-term debt was approximately $1,058,883 and $1,389,306, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,420,194 and $1,418,104, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap current asset at July 2, 2022	$2,837	$—	$2,837	$—
Interest rate swap noncurrent asset at July 2, 2022	$1,971	$—	$1,971	$—
Interest rate swap current liability at July 2, 2022	$307	$—	$307	$—
Interest rate swap current liability at January 1, 2022	$14,670	$—	$14,670	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the six months ended July 2, 2022 and the fiscal year ended January 1, 2022.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

13.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Six Months Ended July 2, 2022
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 1, 2022	$(10,843)	$(7,761)	$(18,604)
Other comprehensive income (loss) before reclassifications, net of tax	11,162	(6,341)	4,821
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	3,181	—	3,181
Net current period other comprehensive income (loss)	14,343	(6,341)	8,002
Ending balance at July 2, 2022	$3,500	$(14,102)	$(10,602)

(1)	Amounts in parentheses indicate debits
(2)	See separate table below for details about these reclassifications

	Six Months Ended July 3, 2021
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 2, 2021	$(20,979)	$(4,170)	$(25,149)
Other comprehensive income before reclassifications, net of tax	659	1,299	1,958
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	4,373	—	4,373
Net current period other comprehensive income	5,032	1,299	6,331
Ending balance at July 3, 2021	$(15,947)	$(2,871)	$(18,818)

(1)	Amounts in parentheses indicate debits
(2)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(2,036)	$(2,213)	$(4,249)	$(5,846)	Interest expense
	(2,036)	(2,213)	(4,249)	(5,846)	(Loss) income before income taxes
	512	557	1,068	1,473	(Benefit from) provision for income taxes
	$(1,524)	$(1,656)	$(3,181)	$(4,373)	Net (loss) income

(1)	Amounts in parentheses indicate debits to profit/loss

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

Information about the Company’s reportable segments is as follows:

	Total Revenues, net		Total Revenues, net
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
North America	$188,014	$207,629	$392,327	$428,945
Continental Europe	61,743	77,936	132,644	159,831
United Kingdom	12,757	17,002	27,196	36,070
Other	6,940	8,812	15,047	18,329
Total revenues, net	$269,454	$311,379	$567,214	$643,175

	Net (Loss) Income		Net Loss
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Segment operating income (loss):
North America	$26,514	$61,395	$48,028	$88,977
Continental Europe	28,021	33,451	48,464	53,505
United Kingdom	1,102	2,040	(1,099)	2,583
Other	890	1,983	811	2,087
Total segment operating income	56,527	98,869	96,204	147,152
General corporate expenses	43,161	39,196	73,869	84,650
Interest expense	19,255	20,293	37,926	49,416
Other expense, net	1,613	381	1,956	143
Early extinguishment of debt	—	29,169	—	29,169
(Benefit from) provision for income taxes	(2,879)	970	(4,681)	(6,859)
Net (loss) income	$(4,623)	$8,860	$(12,866)	$(9,367)
	Depreciation and Amortization		Depreciation and Amortization
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
North America	$8,345	$9,804	$16,798	$20,118
Continental Europe	163	397	425	831
United Kingdom	217	221	365	478
Other	101	104	196	217
Total segment depreciation and amortization	8,826	10,526	17,784	21,644
General corporate depreciation and amortization	4,462	3,688	7,517	7,982
Depreciation and amortization	$13,288	$14,214	$25,301	$29,626

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

15.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $144 and $576 for the three and six months ended July 2, 2022, respectively, and $192 and $666 for the three and six months ended July 3, 2021, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at July 2, 2022 and January 1, 2022 was $50 and $120, respectively.

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

16.Restructuring

2022 Plan

As previously disclosed, in the second quarter of fiscal 2022, the Company committed to a restructuring plan consisting of (i) an organizational realignment to simplify the Company’s corporate structure and reduce associated costs (the “Organizational Realignment”) and (ii) a continued rationalization of its real estate portfolio resulting in the termination of certain of the Company’s operating leases (together with the Organizational Realignment, the “2022 Plan”). In connection with the 2022 Plan, the Company previously expected to record restructuring charges ranging between $18,000 to $22,000 in the aggregate in fiscal 2022. The Company revised its estimate and currently expects to record restructuring expenses of approximately $27,000 in fiscal 2022 related to this plan. For both the three and six months ended July 2, 2022, the Company recorded restructuring expenses totaling $19,117 ($14,313 after tax).

The Organizational Realignment has resulted and will result in the elimination of certain positions and termination of employment for certain employees worldwide. In connection with its Organizational Realignment, the Company previously expected to record charges of approximately $12,000 to $16,000 in the aggregate with respect to employee termination benefit costs (consisting primarily of general and administrative expenses), the majority of which were recorded in the second quarter of fiscal 2022. The Company revised its estimate and currently expects to record restructuring expenses with respect to employee termination benefit costs of approximately $20,000 in fiscal 2022.

In connection with the termination of certain of its operating leases, the Company continues to expect to record charges of approximately $6,000 in the aggregate consisting of lease termination and other related costs in fiscal 2022.

Substantially all of these costs arising from the 2022 Plan are expected to result in cash expenditures related to separation payments, other employee termination expenses and lease termination payments. For the three and six months ended July 2, 2022, the components of the Company’s restructuring expenses were as follows:

	Three Months Ended	Six Months Ended
	July 2, 2022	July 2, 2022
Lease termination and other related costs	$3,666	$3,666
Employee termination benefit costs	14,907	14,907
Other costs	544	544
Total restructuring expenses	$19,117	$19,117

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the three and six months ended July 2, 2022, restructuring expenses were recorded in the Company’s consolidated statements of net income as follows:

	Three Months Ended	Six Months Ended
	July 2, 2022	July 2, 2022
Cost of revenues	$4,498	$4,498
Selling, general and administrative expenses	14,619	14,619
Total restructuring expenses	$19,117	$19,117

All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments.

For the six months ended July 2, 2022, the Company made payments of $467 towards the liability for the lease termination costs. For the six months ended July 2, 2022, the Company made payments of $3,387 towards the liability for the employee termination benefit costs.

The Company expects the remaining lease termination liability of $2,326 and the remaining employee termination benefit liability of $11,520 to be paid in full by the end of fiscal 2023.

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

For the six months ended July 2, 2022, the Company made payments of $482 towards the liability for the lease termination costs, decreased provision estimates by $683 and incurred additional lease termination and other related costs of $121. For the six months ended July 2, 2022, the Company made payments of $2,815 towards the liability for the employee termination benefit costs, increased provision estimates by $113 and incurred additional employee termination benefit costs of $148.

The Company expects the remaining lease termination liability of $295 and the remaining employee termination benefit liability of $1,490 to be paid in full in fiscal 2023.

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

For the six months ended July 2, 2022, the Company made payments of $86 towards the liability for the lease termination costs and decreased provision estimates by $116. For the six months ended July 2, 2022, the Company made payments of $1,087 towards the liability for the employee termination benefit costs.

As of July 2, 2022, there was no outstanding lease termination liability. The Company expects the remaining employee termination benefit liability of $853 to be paid in full in fiscal 2022.

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

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; and “Other” refers to Australia, New Zealand and emerging markets operations and franchise revenues and related costs. Each of North America, Continental Europe, United Kingdom and Other is also a reportable segment. Our “Digital” business refers to providing subscriptions to our digital product offerings, including Personal Coaching + Digital and Digital 360 as applicable. Our “Workshops + Digital” business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers, including former Digital 360 members as applicable. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members. In the second quarter of fiscal 2022, we ceased offering our Digital 360 product. More than a majority of associated members were transitioned from our Digital business to our Workshops + Digital business during the second quarter, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. The cessation of this product offering and these transitions of former Digital 360 members at the then-current pricing for such product impacted the number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business.

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

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Digital 360®, PersonalPointsTM and Weight Watchers®.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross profit margin, operating income, operating income margin and components thereof are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the second quarter of fiscal 2022 to exclude (a) the impact of impairment charges for our franchise rights acquired related to our Canada and New Zealand units of account and the impairment charge for our goodwill related to our wholly-owned subsidiary Kurbo, Inc. (“Kurbo”) and (b) the net impact of (x) charges associated with our previously disclosed 2022 restructuring plan (the “2022 plan”) and (y) the reversal of certain of the charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”); (ii) the first six months of fiscal 2022 to exclude (a) the impact of impairment charges for our franchise rights acquired related to our Canada and New Zealand units of account and the impairment charge for our goodwill related to Kurbo, and (b) the net impact of (x) charges associated with the 2022 plan, (y) charges associated with the 2021 plan or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (z) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”); and (iii) the second quarter and first six months of fiscal 2021 to exclude the net impact of (x) charges associated with the 2021 plan and (y) the reversal of certain of the charges associated with the 2020 plan. We generally refer to such non-GAAP measures as follows: (i) with respect to the adjustments for the second quarter and first six months of fiscal 2022, as excluding or adjusting for the impact of franchise rights acquired and goodwill impairments and the net impact of restructuring charges; and (ii) with respect to the adjustments for the second quarter and first six months of fiscal 2021, as excluding or adjusting for the net impact of restructuring charges. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, and early extinguishment of debt with respect to the Company’s previously disclosed April 2021 debt refinancing and voluntary debt prepayments (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING ESTIMATES

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested for potential impairment on at least an annual basis or more often if events so require.

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Workshops + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand as of the July 2, 2022 balance sheet date were $698.4 million, $34.6 million, $10.9 million, $6.1 million and $3.6 million, respectively.

In our hypothetical start-up approach analysis for fiscal 2022, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In our relief from royalty approach analysis for fiscal 2022, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the July 2, 2022 balance sheet date were $104.0 million, $41.6 million and $14.3 million, respectively.

For all of our reporting units tested as of May 8, 2022, we estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. We utilized operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Test

We review indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of May 8, 2022 and May 9, 2021, each the first day of fiscal May, on our indefinite-lived intangible assets and goodwill.

In performing our annual impairment analysis as of May 8, 2022, we determined that (i) the carrying amounts of our Canada and New Zealand franchise rights acquired with indefinite lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our Canada and New Zealand units of account of $24.5 million and $0.8 million, respectively, in the second quarter of fiscal 2022; and (ii) the carrying amounts of all of our other franchise rights acquired with indefinite lived units of account did not exceed their respective fair values and, therefore, no impairment existed with respect thereto. In performing our annual impairment analysis as of May 9, 2021, we determined that the carrying amounts of our franchise rights acquired with indefinite lived units of account did not exceed their respective fair values and, therefore, no impairment existed. In performing our annual impairment analysis as of May 8, 2022 and May 9, 2021, the Company determined that the carrying amounts of our goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

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

In performing our annual impairment analysis, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their levels at the time of testing, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2021.

Based on the results of our May 8, 2022 annual franchise rights acquired impairment analysis performed for our United States unit of account, which holds 92.7% of our franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 15%. Based on the results of our May 8, 2022 annual franchise rights acquired impairment analysis performed for our Canada and New Zealand units of account, which hold 4.6% and 0.5%, respectively, of our franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair values of these units of account were equal to their respective carrying values. Accordingly, a change in the underlying assumptions for the United States, Canada and New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to the United States, Canada and New Zealand, for which the net book values were $698.4 million, $34.6 million and $3.6 million, respectively, as of July 2, 2022. Based on the results of our May 8, 2022 annual franchise rights acquired impairment analysis performed for our remaining units of account, which collectively hold 2.2% of our franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair values of these units of account exceeded their respective carrying values by over 100%.

In performing this impairment analysis for fiscal 2022, in our hypothetical start-up approach analysis, for the year of maturity, we assumed Workshops + Digital revenue (comprised of Workshops + Digital Fees and revenues from products sold to members in studios) growth of 23.0% to 106.2% in the year of maturity from fiscal 2021, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 2.4%. For the year of maturity and beyond, we assumed operating income margin rates of (3.0%) to 8.8%. In our relief from royalty approach, we assumed Digital revenue growth in each country of (25.6%) to 16.1% for fiscal 2022.

Based on the results of our May 8, 2022 annual goodwill impairment analysis performed for all of our reporting units, all units, except for the Republic of Ireland, had an estimated fair value at least 35% higher than the respective unit’s carrying amount. Collectively, these reporting units represented 97.3% of our total goodwill as of the July 2, 2022 balance sheet date. Based on the results of our May 8, 2022 annual goodwill impairment analysis performed for our Republic of Ireland reporting unit, which holds 2.7% of our goodwill as of the July 2, 2022 balance sheet date, the estimated fair value of this reporting unit exceeded its carrying value by approximately 14%. Accordingly, a change in the underlying assumptions for the Republic of Ireland may change the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to the Republic of Ireland, for which the net book value was $4.3 million as of July 2, 2022.

The following are the more significant assumptions utilized in our annual impairment analyses for fiscal 2022 and fiscal 2021:

	Fiscal 2022	Fiscal 2021
Debt-Free Cumulative Annual Cash Flow Growth Rate	1.2% to 20.6%	0.2% to 2.6%
Discount Rate	9.6%	8.5%

Kurbo Goodwill Impairment

On August 10, 2018, we acquired substantially all of the assets of Kurbo Health, Inc., a family-based healthy lifestyle coaching program, for a net purchase price of $3.1 million, of which $1.1 million was allocated to goodwill. The goodwill was deductible annually for tax purposes. We determined in the second quarter of fiscal 2022 to exit the Kurbo business in the third quarter of fiscal 2022 as part of our strategic plan. As a result of this determination, we recorded an impairment charge of $1.1 million in the second quarter of fiscal 2022, which comprised the entire goodwill balance for Kurbo.

Critical Accounting Policies

Information concerning our critical accounting policies is set forth in “Note 2. Summary of Significant Accounting Policies” of our audited consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2021. Our critical accounting policies have not changed since the end of fiscal 2021.

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

•

Revenues—Our “Subscription Revenues” consist of “Digital Subscription Revenues” and “Workshops + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including Personal Coaching + Digital and Digital 360 as applicable. “Workshops + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products via e-commerce, in studios and through our trusted partners, revenues from licensing and publishing, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and royalties.

•

Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our digital subscription products (including Personal Coaching + Digital and Digital 360 as applicable); (ii) “Workshops + Digital Paid Weeks” is the sum of total paid commitment plan weeks which include workshops and digital offerings and total “pay-as-you-go” weeks; and (iii) “Total Paid Weeks” is the sum of Digital Paid Weeks and Workshops + Digital Paid Weeks.

•

Incoming Subscribers—“Subscribers” refer to Digital subscribers and Workshops + Digital subscribers who participate in recur bill programs in Company-owned operations. The “Incoming Subscribers” metric reports WW subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital, including Personal Coaching + Digital and Digital 360 (as applicable), subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “Incoming Subscribers” is the sum of Incoming Digital Subscribers and Incoming Workshops + Digital Subscribers. Recruitment and retention are key drivers for this metric.

•

End of Period Subscribers—The “End of Period Subscribers” metric reports WW subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Digital Subscribers” is the total number of Digital, including Personal Coaching + Digital and Digital 360 (as applicable), subscribers; (ii) “End of Period Workshops + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “End of Period Subscribers” is the sum of End of Period Digital Subscribers and End of Period Workshops + Digital Subscribers. Recruitment and retention are key drivers for this metric.

•	Gross profit and operating expenses as a percentage of revenue.

In the second quarter of fiscal 2022, we ceased offering our Digital 360 product. More than a majority of associated members were transitioned from our Digital business to our Workshops + Digital business during the second quarter, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. The cessation of this product offering and these transitions of former Digital 360 members at the then-current pricing for such product impacted the number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business. For additional details on the cessation of our Digital 360 offering and the impact of those former Digital 360 members who transitioned from our Digital business to our Workshops + Digital business, see “—Segment Results.”

COVID-19 PANDEMIC

The novel coronavirus (including its variants, COVID-19) pandemic continues to evolve and have unpredictable impacts on consumer sentiment and behavior and on our business operations and the markets in which we operate. We have seen significant shifts in consumer sentiment with respect to the weight loss and wellness marketplace, which we believe in part is attributable to the evolution of the pandemic. COVID-19 has had a significant effect on our recruitments since its onset. Our Workshops + Digital recruitments were substantially negatively impacted during the first year of the pandemic. While Digital recruitments were strong in the beginning of the COVID-19 pandemic, a subsequent turn in consumer sentiment drove a decline in Digital recruitments. Given the long-term subscription model of our business, these declines in recruitment continued to impact the number of our End of Period Subscribers in the second quarter of fiscal 2022, which declined compared to the prior year period. Additionally, our mix shift toward our Digital business, which was significant during the onset of the pandemic, especially when amplified by the nature of our subscription business, negatively impacted revenue. Over the longer term, it remains uncertain how the COVID-19 pandemic will impact consumer demand for our products and services and consumer preferences and behavior generally.

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

As we continue to address the impact of the pandemic, and the related evolving legal and consumer landscape, we are focused on how to best meet our members’ and consumers’ needs. We continue to serve our members virtually, both via our Digital business and through virtual workshops, and to evolve our workshop strategy as we evaluate our cost structure and respond to shifting consumer sentiment. We consolidated certain of our studios and continue to close certain other branded studio locations. We continually evaluate our studio locations, and the decision to operate at any particular studio location is influenced by a number of factors, including consumer confidence and preferences, changes in consumer sentiment and behavior, the protection of the health and safety of our employees and members and applicable legal restrictions, and is dependent on cost efficiencies and alignment with our strategy. The current number of our studio locations is significantly lower than that prior to the pandemic, and we expect it to remain below pre-COVID-19 levels. As a result, we have incurred, and may continue to incur, significant costs associated with our real estate realignment.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 2, 2022 COMPARED TO THE THREE MONTHS ENDED JULY 3, 2021

The table below sets forth selected financial information for the second quarter of fiscal 2022 from our consolidated statements of net income for the three months ended July 2, 2022 versus selected financial information for the second quarter of fiscal 2021 from our consolidated statements of net income for the three months ended July 3, 2021.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	July 2, 2022	July 3, 2021	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$269.5	$311.4	$(41.9)	(13.5%)		(10.0%)
Cost of revenues	106.5	125.4	(18.9)	(15.0%)		(12.6%)
Gross profit	163.0	186.0	(23.1)	(12.4%)		(8.3%)
Gross Margin %	60.5%	59.7%

Marketing expenses	51.9	57.2	(5.3)	(9.3%)		(5.9%)
Selling, general & administrative expenses	71.3	69.2	2.1	3.1%		5.3%
Franchise rights acquired and goodwill impairments	26.4	—	26.4	100.0%		100.0%
Operating income	13.4	59.7	(46.3)	(77.6%)		(72.6%)
Operating Income Margin %	5.0%	19.2%

Interest expense	19.3	20.3	(1.0)	(5.1%)		(5.1%)
Other expense, net	1.6	0.4	1.2	100.0%	*	100.0%	*
Early extinguishment of debt	—	29.2	(29.2)	(100.0%)		(100.0%)
(Loss) income before income taxes	(7.5)	9.8	(17.3)	(100.0%)	*	(100.0%)	*

(Benefit from) provision for income taxes	(2.9)	1.0	(3.8)	(100.0%)	*	(100.0%)	*
Net (loss) income	$(4.6)	$8.9	$(13.5)	(100.0%)	*	(100.0%)	*

Weighted average diluted shares outstanding	70.3	71.2	(0.9)	(1.2%)		(1.2%)
Diluted (net loss) earnings per share	$(0.07)	$0.12	$(0.19)	(100.0%)	*	(100.0%)	*

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the second quarter of fiscal 2022 are adjusted to exclude the impact of the $26.4 million of franchise rights acquired and goodwill impairments and the net impact of the $19.1 million of 2022 plan restructuring charges and the reversal of $0.6 million of 2021 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended July 2, 2022 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Second Quarter of Fiscal 2022	$163.0	60.5%	$13.4	5.0%
Adjustments to reported amounts (1)
Franchise rights acquired and goodwill impairments	—		26.4
2022 plan restructuring charges	4.5		19.1
2021 plan restructuring charges	(0.6)		(0.6)
Total adjustments (1)	3.9		45.0
Second Quarter of Fiscal 2022, as adjusted (1)	$166.9	61.9%	$58.3	21.7%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the second quarter of fiscal 2022 to exclude the impact of the $26.4 million ($21.3 million after tax) of franchise rights acquired and goodwill impairments and the net impact of the $19.1 million ($14.3 million after tax) of 2022 plan restructuring charges and the reversal of $0.6 million ($0.4 million after tax) of 2021 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the second quarter of fiscal 2021 are adjusted to exclude the net impact of the $6.0 million of 2021 plan restructuring charges and the reversal of $0.8 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended July 3, 2021 which have been adjusted.

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

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the second quarter of fiscal 2021 to exclude the net impact of the $6.0 million ($4.5 million after tax) of 2021 plan restructuring charges and the reversal of $0.8 million ($0.6 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for the second quarter of fiscal 2022 were $269.5 million, a decrease of $41.9 million, or 13.5%, versus the second quarter of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted our revenues in the second quarter of fiscal 2022 by $10.7 million, revenues for the second quarter of fiscal 2022 would have decreased 10.0% versus the prior year period. This decrease was driven primarily by lower Subscription Revenues reflecting lower sign-ups primarily due to worsened consumer sentiment and our PersonalPoints program not resonating with consumers to the extent anticipated. This worsened consumer sentiment was due in part to the evolution of the COVID-19 pandemic as well as the likely impact of certain macro factors including increasing inflation, social and political unrest and challenged economic growth. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Total cost of revenues for the second quarter of fiscal 2022 decreased $18.9 million, or 15.0%, versus the second quarter of fiscal 2021. Excluding the impact of foreign currency, which decreased cost of revenues in the second quarter of fiscal 2022 by $3.0 million, cost of revenues for the second quarter of fiscal 2022 would have decreased 12.6% versus the prior year period. Excluding the net impact of the $3.9 million of restructuring charges in the second quarter of fiscal 2022 and the net impact of the $5.0 million of restructuring charges in the second quarter of fiscal 2021, total cost of revenues for the second quarter of fiscal 2022 would have decreased by 14.8%, or 12.3% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the second quarter of fiscal 2022 decreased $23.1 million, or 12.4%, versus the second quarter of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted gross profit in the second quarter of fiscal 2022 by $7.7 million, gross profit for the second quarter of fiscal 2022 would have decreased 8.3% versus the prior year period. Excluding the net impact of the $3.9 million of restructuring charges in the second quarter of fiscal 2022 and the net impact of the $5.0 million of restructuring charges in the second quarter of fiscal 2021, gross profit for the second quarter of fiscal 2022 would have decreased by 12.6%, or 8.6% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin for the second quarter of fiscal 2022 increased to 60.5% versus 59.7% for the second quarter of fiscal 2021. Excluding the impact of foreign currency, gross margin in the second quarter of fiscal 2022 would have increased 1.2% to 60.9% versus the prior year period. Excluding the net impact of restructuring charges in the second quarter of fiscal 2022 and the net impact of restructuring charges in the second quarter of fiscal 2021, gross margin for the second quarter of fiscal 2022 would have increased 0.6% to 61.9% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the second quarter of fiscal 2022 and the net impact of restructuring charges in the second quarter of fiscal 2021, gross margin for the second quarter of fiscal 2022 would have increased 1.0% to 62.3% versus the prior year period. The gross margin increase was driven primarily by margin expansion in the Workshops + Digital business resulting from a more efficient studio footprint and a reduction in labor costs.

Marketing

Marketing expenses for the second quarter of fiscal 2022 decreased $5.3 million, or 9.3%, versus the second quarter of fiscal 2021. Excluding the impact of foreign currency, which decreased marketing expenses in the second quarter of fiscal 2022 by $1.9 million, marketing expenses for the second quarter of fiscal 2022 would have decreased 5.9% versus the prior year period. This decrease in marketing expenses was primarily due to a decline in TV media. Marketing expenses as a percentage of revenue for the second quarter of fiscal 2022 increased to 19.2% from 18.4% for the second quarter of fiscal 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the second quarter of fiscal 2022 increased $2.1 million, or 3.1%, versus the second quarter of fiscal 2021. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in the second quarter of fiscal 2022 by $1.5 million, selling, general and administrative expenses for the second quarter of fiscal 2022 would have increased 5.3% versus the prior year period. Excluding the net impact of the $14.6 million of restructuring charges in the second quarter of fiscal 2022 and the net impact of the $0.2 million of restructuring charges in the second quarter of fiscal 2021, selling, general and administrative expenses for the second quarter of fiscal 2022 would have decreased by 17.8%, or 15.6% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to lower stock compensation expense. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2022 increased to 26.5% from 22.2% for the second quarter of fiscal 2021. Excluding the net impact of restructuring charges in the second quarter of fiscal 2022 and the net impact of restructuring charges in the second quarter of fiscal 2021, selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2022 would have decreased by 1.1%, or 1.4% on a constant currency basis, versus the prior year period.

Impairments

In performing our annual impairment analysis as of May 8, 2022, we determined that the carrying amounts of our Canada and New Zealand franchise rights acquired with indefinite lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our Canada and New Zealand units of account of $24.5 million and $0.8 million, respectively, in the second quarter of fiscal 2022. In addition, we determined in the second quarter of fiscal 2022 to exit the Kurbo business in the third quarter of fiscal 2022 as part of our strategic plan. As a result of this determination, we recorded an impairment charge of $1.1 million in the second quarter of fiscal 2022, which comprised the entire goodwill balance for Kurbo.

Operating Income

Operating income for the second quarter of fiscal 2022 decreased $46.3 million, or 77.6%, versus the second quarter of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted operating income in the second quarter of fiscal 2022 by $3.0 million, operating income for the second quarter of fiscal 2022 would have decreased 72.6% versus the prior year period. Excluding the impact of the $26.4 million of franchise rights acquired and goodwill impairments in the second quarter of fiscal 2022, the net impact of the $18.6 million of restructuring charges in the second quarter of fiscal 2022 and the net impact of the $5.2 million of restructuring charges in the second quarter of fiscal 2021, operating income for the second quarter of fiscal 2022 would have decreased by 10.1%, or 3.5% on a constant currency basis, versus the prior year period. Operating income margin for the second quarter of fiscal 2022 decreased to 5.0% versus 19.2% for the second quarter of fiscal 2021. Excluding the impact of the franchise rights acquired and goodwill impairments in the second quarter of fiscal 2022, the net impact of restructuring charges in the second quarter of fiscal 2022 and the net impact of restructuring charges in the second quarter of fiscal 2021, operating income margin for the second quarter of fiscal 2022 would have increased by 0.8%, or 1.5% on a constant currency basis, versus the prior year period. This increase in operating income margin was driven primarily by a decrease in selling, general and administrative expenses as a percentage of revenue and an increase in gross margin, partially offset by an increase in marketing expenses as a percentage of revenue, versus the prior year period.

Interest Expense

Interest expense for the second quarter of fiscal 2022 decreased $1.0 million, or 5.1%, versus the second quarter of fiscal 2021. The decrease in interest expense was driven primarily by lower interest rates under our Term Loan Facility (as defined below) and on our Senior Secured Notes (as defined below) as a result of our April 2021 debt refinancing (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2022 and the second quarter of fiscal 2021 and excluding the impact of our interest rate swaps then in effect, remained flat at 4.73% per annum at the end of the second quarter of fiscal 2022 compared to the end of the second quarter of fiscal 2021. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2022 and the second quarter of fiscal 2021, decreased to 5.30% per annum at the end of the second quarter of fiscal 2022 from 5.32% per annum at the end of the second quarter of fiscal 2021.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $1.2 million for the second quarter of fiscal 2022 to $1.6 million of expense as compared to $0.4 million of expense for the second quarter of fiscal 2021.

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

Tax

Our effective tax rate for the second quarter of fiscal 2022 was 38.4% as compared to 9.9% for the second quarter of fiscal 2021. The tax benefit for the second quarter of fiscal 2022 was primarily driven by a tax benefit recorded for out-of-period income tax adjustments, which was partially offset by tax expense related to tax shortfalls from stock compensation. For the second quarter of fiscal 2022, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax benefits related to foreign-derived intangible income, or FDII, and out-of-period income tax adjustments, partially offset by state income tax expense, tax expense from income earned in foreign jurisdictions and tax expense related to tax shortfalls from stock compensation. The tax expense for the second quarter of fiscal 2021 was impacted by tax windfalls from stock compensation. For the second quarter of fiscal 2021, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII.

Net (Loss) Income and Diluted (Net Loss) Earnings Per Share

Net loss for the second quarter of fiscal 2022 was $4.6 million compared to net income for the second quarter of fiscal 2021 of $8.9 million. Net loss for the second quarter of fiscal 2022 was negatively impacted by $1.7 million of foreign currency. Net loss for the second quarter of fiscal 2022 included a $21.3 million impact from franchise rights acquired and goodwill impairments and a $13.9 million net impact from restructuring charges. Net income for the second quarter of fiscal 2021 included a $21.8 million impact from the write-off of fees related to our April 2021 debt refinancing and a $3.9 million net impact from restructuring charges.

Diluted net loss per share for the second quarter of fiscal 2022 was $0.07 compared to earnings per fully diluted share, or EPS, of $0.12 for the second quarter of fiscal 2021. Diluted net loss per share for the second quarter of fiscal 2022 included a $0.30 impact from franchise rights acquired and goodwill impairments and a $0.20 net impact from restructuring charges. EPS for the second quarter of fiscal 2021 included a $0.31 impact from the write-off of fees related to our April 2021 debt refinancing and a $0.05 net impact from restructuring charges.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the second quarter of fiscal 2022 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q2 2022
	GAAP			Constant Currency
		Product			Product		Total
	Subscription	Sales &	Total	Subscription	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$166.9	$21.1	$188.0	$167.3	$21.2	$188.5	37.8	2,986.2	2,805.1
CE	56.6	5.1	61.7	64.2	5.8	70.1	15.1	1,189.5	1,118.9
UK	10.9	1.9	12.8	12.1	2.1	14.2	3.4	270.1	254.8
Other (1)	6.0	0.9	6.9	6.4	1.0	7.4	1.2	99.6	88.7
Total	$240.4	$29.1	$269.5	$250.1	$30.1	$280.2	57.5	4,545.4	4,267.5

	% Change Q2 2022 vs. Q2 2021
North America	(8.3%)	(17.8%)	(9.4%)	(8.1%)	(17.5%)	(9.2%)	(8.7%)	(5.5%)	(11.2%)
CE	(18.4%)	(40.2%)	(20.8%)	(7.3%)	(32.2%)	(10.1%)	(12.4%)	(11.8%)	(12.2%)
UK	(23.2%)	(33.9%)	(25.0%)	(14.5%)	(26.5%)	(16.5%)	(23.4%)	(20.6%)	(24.4%)
Other (1)	(18.9%)	(33.5%)	(21.2%)	(13.0%)	(30.1%)	(15.8%)	(8.3%)	(6.9%)	(9.6%)
Total	(11.9%)	(24.5%)	(13.5%)	(8.3%)	(21.9%)	(10.0%)	(10.7%)	(8.3%)	(12.3%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q2 2022
	Digital Subscription Revenues (2)		Digital	Incoming	EOP	Workshops + Digital Fees (2)		Workshops + Digital	Incoming Workshops	EOP Workshops
		Constant	Paid	Digital	Digital		Constant	Paid	+ Digital	+ Digital
	GAAP	Currency	Weeks (2)	Subscribers	Subscribers (2)	GAAP	Currency	Weeks (2)	Subscribers	Subscribers (2)
				(in thousands)					(in thousands)
North America	$114.4	$114.7	30.1	2,450.7	2,174.6	$52.5	$52.6	7.7	535.4	630.5
CE	48.8	55.4	13.7	1,088.3	1,009.8	7.8	8.9	1.4	101.1	109.1
UK	6.6	7.4	2.5	206.0	182.8	4.3	4.8	0.9	64.1	72.0
Other (1)	4.4	4.7	1.0	81.4	72.8	1.6	1.7	0.2	18.2	15.9
Total	$174.2	$182.2	47.3	3,826.6	3,440.0	$66.2	$67.9	10.2	718.8	827.6

	% Change Q2 2022 vs. Q2 2021
North America	(12.1%)	(11.9%)	(12.1%)	(6.8%)	(16.5%)	1.5%	1.7%	7.7%	1.1%	13.8%
CE	(19.5%)	(8.6%)	(13.8%)	(12.1%)	(14.4%)	(10.8%)	1.4%	4.7%	(9.1%)	15.7%
UK	(31.1%)	(23.3%)	(27.5%)	(22.9%)	(29.9%)	(6.7%)	3.9%	(9.4%)	(12.3%)	(5.9%)
Other (1)	(10.6%)	(4.1%)	(1.3%)	(0.3%)	(2.6%)	(35.1%)	(30.4%)	(30.7%)	(28.2%)	(32.0%)
Total	(15.2%)	(11.3%)	(13.4%)	(9.3%)	(16.5%)	(2.0%)	0.6%	4.3%	(2.8%)	10.6%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.
(2)

The table below sets forth Workshops + Digital Fees, Workshops + Digital Paid Weeks and End of Period Workshops + Digital Subscribers attributable to former Digital 360 members who transitioned from our Digital business to our Workshops + Digital business during the second quarter of fiscal 2022.

(in millions except as noted)

	Q2 2022
	Workshops + Digital Fees		Workshops + Digital	EOP Workshops
		Constant	Paid	+ Digital
	GAAP	Currency	Weeks	Subscribers
				(in thousands)
North America	$3.7	$3.7	0.7	113.0
CE	0.2	0.2	0.0	6.9
UK	0.2	0.3	0.1	7.3
Other	—	—	—	—
Total Attributable to Former Digital 360 Members	$4.1	$4.2	0.8	127.2

In connection with such transition, the Digital business experienced declines in Subscription Revenues, Paid Weeks and End of Period Subscribers. For the second quarter of fiscal 2022, adjusting Revenues for both our businesses to exclude $4.1 million, or $4.2 million on a constant currency basis, of Revenues attributable to former Digital 360 members who transitioned from our Digital business to our Workshops + Digital business, (i) Digital Subscription Revenues would have decreased 13.2%, or 9.3% on a constant currency basis, and (ii) Workshops + Digital Fees would have decreased 8.1%, or 5.6% on a constant currency basis, both versus the prior year period. For the second quarter of fiscal 2022, adjusting Paid Weeks for both our businesses to exclude 0.8 million of Paid Weeks attributable to such former Digital 360 members, (i) Digital Paid Weeks would have decreased 11.8% and (ii) Workshops + Digital Paid Weeks would have decreased 4.3%, both versus the prior year period. For the second quarter of fiscal 2022, adjusting End of Period Subscribers for both our businesses to exclude 127.2 thousand former Digital 360 members who transitioned from our Digital business to our Workshops + Digital business, (i) End of Period Digital Subscribers would have decreased 13.4% and (ii) End of Period Workshops + Digital Subscribers would have decreased 6.4%, both versus the prior year period.

North America Performance

The decrease in North America revenues for the second quarter of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the second quarter of fiscal 2022 versus the prior year period was driven by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the recruitment decline during the second quarter of fiscal 2022 as compared to the prior year period and the lower number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2022 versus the beginning of the second quarter of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. Additionally, the transition of our former Digital 360 members to our Workshops + Digital business negatively impacted Digital Subscription Revenues in the second quarter of fiscal 2022. The decrease in North America Total Paid Weeks for the second quarter of fiscal 2022 versus the prior year period was driven primarily by both lower recruitments for the second quarter of fiscal 2022 versus the prior year period and the lower number of Total Incoming Subscribers at the beginning of the second quarter of fiscal 2022 versus the beginning of the second quarter of fiscal 2021.

The decrease in North America product sales and other for the second quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

Continental Europe Performance

The decrease in Continental Europe revenues for the second quarter of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the second quarter of fiscal 2022 versus the prior year period was driven by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the recruitment decline during the second quarter of fiscal 2022 as compared to the prior year period and the lower number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2022 versus the beginning of the second quarter of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in Continental Europe Total Paid Weeks for the second quarter of fiscal 2022 versus the prior year period was driven primarily by both lower recruitments for the second quarter of fiscal 2022 versus the prior year period and the lower number of Total Incoming Subscribers at the beginning of the second quarter of fiscal 2022 versus the beginning of the second quarter of fiscal 2021.

The decrease in Continental Europe product sales and other for the second quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

United Kingdom Performance

The decrease in UK revenues for the second quarter of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the second quarter of fiscal 2022 versus the prior year period was driven by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the lower number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2022 versus the beginning of the second quarter of fiscal 2021 and the recruitment decline during the second quarter of fiscal 2022 as compared to the prior year period. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in UK Total Paid Weeks for the second quarter of fiscal 2022 versus the prior year period was driven primarily by both lower recruitments for the second quarter of fiscal 2022 versus the prior year period and the lower number of Total Incoming Subscribers at the beginning of the second quarter of fiscal 2022 versus the beginning of the second quarter of fiscal 2021.

The decrease in UK product sales and other for the second quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

Other Performance

The decrease in Other revenues for the second quarter of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the second quarter of fiscal 2022 versus the prior year period was driven by both a decrease in Workshops + Digital Fees and a decrease in Digital Subscription Revenues. Subscription Revenues were negatively impacted by both the recruitment decline during the second quarter of fiscal 2022 as compared to the prior year period and the lower number of Total Incoming Subscribers at the beginning of the second quarter of fiscal 2022 versus the beginning of the second quarter of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated.

The decrease in Other product sales and other for the second quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in product sales.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 2, 2022 COMPARED TO THE SIX MONTHS ENDED JULY 3, 2021

The table below sets forth selected financial information for the first six months of fiscal 2022 from our consolidated statements of net income for the six months ended July 2, 2022 versus selected financial information for the first six months of fiscal 2021 from our consolidated statements of net income for the six months ended July 3, 2021.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Six Months Ended
	July 2, 2022	July 3, 2021	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$567.2	$643.2	$(76.0)	(11.8%)		(9.2%)
Cost of revenues	224.2	263.7	(39.6)	(15.0%)		(13.2%)
Gross profit	343.1	379.5	(36.4)	(9.6%)		(6.4%)
Gross Margin %	60.5%	59.0%

Marketing expenses	159.4	174.1	(14.7)	(8.4%)		(6.1%)
Selling, general & administrative expenses	134.9	142.9	(8.0)	(5.6%)		(4.0%)
Franchise rights acquired and goodwill impairments	26.4	—	26.4	100.0%		100.0%
Operating income	22.3	62.5	(40.2)	(64.3%)		(56.8%)
Operating Income Margin %	3.9%	9.7%

Interest expense	37.9	49.4	(11.5)	(23.3%)		(23.3%)
Other expense, net	2.0	0.1	1.8	100.0%	*	100.0%	*
Early extinguishment of debt	—	29.2	(29.2)	(100.0%)		(100.0%)
Loss before income taxes	(17.5)	(16.2)	(1.3)	(8.1%)		(20.6%)

Benefit from income taxes	(4.7)	(6.9)	2.2	31.7%		57.0%
Net loss	$(12.9)	$(9.4)	$(3.5)	(37.4%)		(6.1%)

Weighted average diluted shares outstanding	70.2	69.3	0.9	1.2%		1.2%
Diluted net loss per share	$(0.18)	$(0.14)	$(0.05)	(35.7%)		(4.8%)

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the first six months of fiscal 2022 are adjusted to exclude the impact of the $26.4 million of franchise rights acquired and goodwill impairments and the net impact of the $19.1 million of 2022 plan restructuring charges, the reversal of $0.3 million of 2021 plan restructuring charges and the reversal of $0.1 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the first six months ended July 2, 2022 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Six Months of Fiscal 2022	$343.1	60.5%	$22.3	3.9%
Adjustments to reported amounts (1)
Franchise rights acquired and goodwill impairments	—		26.4
2022 plan restructuring charges	4.5		19.1
2021 plan restructuring charges	(0.5)		(0.3)
2020 plan restructuring charges	(0.1)		(0.1)
Total adjustments (1)	3.8		45.1
First Six Months of Fiscal 2022, as adjusted (1)	$346.9	61.2%	$67.5	11.9%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first six months of fiscal 2022 to exclude the impact of the $26.4 million ($21.3 million after tax) of franchise rights acquired and goodwill impairments and the net impact of the $19.1 million ($14.3 million after tax) of 2022 plan restructuring charges, the reversal of $0.3 million ($0.2 million after tax) of 2021 plan restructuring charges and the reversal of $0.1 million ($0.1 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first six months of fiscal 2021 are adjusted to exclude the net impact of the $11.6 million of 2021 plan restructuring charges and the reversal of $0.8 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the first six months ended July 3, 2021 which have been adjusted.

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

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first six months of fiscal 2021 to exclude the net impact of the $11.6 million ($8.7 million after tax) of 2021 plan restructuring charges and the reversal of $0.8 million ($0.6 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for the first six months of fiscal 2022 were $567.2 million, a decrease of $76.0 million, or 11.8%, versus the first six months of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted our revenues in the first six months of fiscal 2022 by $17.0 million, revenues for the first six months of fiscal 2022 would have decreased 9.2% versus the prior year period. This decrease was driven primarily by lower Subscription Revenues reflecting lower sign-ups primarily due to worsened consumer sentiment and our PersonalPoints program not resonating with consumers to the extent anticipated. This worsened consumer sentiment was due in part to the evolution of the COVID-19 pandemic as well as the likely impact of certain macro factors including increasing inflation, social and political unrest and challenged economic growth. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Total cost of revenues for the first six months of fiscal 2022 decreased $39.6 million, or 15.0%, versus the first six months of fiscal 2021. Excluding the impact of foreign currency, which decreased cost of revenues in the first six months of fiscal 2022 by $4.9 million, cost of revenues for the first six months of fiscal 2022 would have decreased 13.2% versus the prior year period. Excluding the net impact of the $3.8 million of restructuring charges in the first six months of fiscal 2022 and the net impact of the $10.2 million of restructuring charges in the first six months of fiscal 2021, total cost of revenues for the first six months of fiscal 2022 would have decreased by 13.1%, or 11.2% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the first six months of fiscal 2022 decreased $36.4 million, or 9.6%, versus the first six months of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted gross profit in the first six months of fiscal 2022 by $12.2 million, gross profit for the first six months of fiscal 2022 would have decreased 6.4% versus the prior year period. Excluding the net impact of the $3.8 million of restructuring charges in the first six months of fiscal 2022 and the net impact of the $10.2 million of restructuring charges in the first six months of fiscal 2021, gross profit for the first six months of fiscal 2022 would have decreased by 11.0%, or 7.8% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin for the first six months of fiscal 2022 increased to 60.5% versus 59.0% for the first six months of fiscal 2021. Excluding the impact of foreign currency, gross margin in the first six months of fiscal 2022 would have increased 1.8% to 60.8% versus the prior year period. Excluding the net impact of restructuring charges in the first six months of fiscal 2022 and the net impact of restructuring charges in the first six months of fiscal 2021, gross margin for the first six months of fiscal 2022 would have increased 0.6% to 61.2% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the first six months of fiscal 2022 and the net impact of restructuring charges in the first six months of fiscal 2021, gross margin for the first six months of fiscal 2022 would have increased 0.9% to 61.5% versus the prior year period. The gross margin increase was driven primarily by margin expansion in the Workshops + Digital business resulting from a more efficient studio footprint and a reduction in labor costs.

Marketing

Marketing expenses for the first six months of fiscal 2022 decreased $14.7 million, or 8.4%, versus the first six months of fiscal 2021. Excluding the impact of foreign currency, which decreased marketing expenses in the first six months of fiscal 2022 by $4.0 million, marketing expenses for the first six months of fiscal 2022 would have decreased 6.1% versus the prior year period. This decrease in marketing expenses was primarily due to a decline in TV media. Marketing expenses as a percentage of revenue for the first six months of fiscal 2022 increased to 28.1% from 27.1% for the first six months of fiscal 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the first six months of fiscal 2022 decreased $8.0 million, or 5.6%, versus the first six months of fiscal 2021. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in the first six months of fiscal 2022 by $2.3 million, selling, general and administrative expenses for the first six months of fiscal 2022 would have decreased 4.0% versus the prior year period. Excluding the net impact of the $14.9 million of restructuring charges in the first six months of fiscal 2022 and the net impact of the $0.6 million of restructuring charges in the first six months of fiscal 2021, selling, general and administrative expenses for the first six months of fiscal 2022 would have decreased by 15.7%, or 14.1% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to lower stock compensation expense and lower bonus expense driven by a change in timing of payment and a reduction in headcount. Selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2022 increased to 23.8% from 22.2% for the first six months of fiscal 2021. Excluding the net impact of restructuring charges in the first six months of fiscal 2022 and the net impact of restructuring charges in the first six months of fiscal 2021, selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2022 would have decreased by 1.0%, or 1.2% on a constant currency basis, versus the prior year period.

Impairments

In performing our annual impairment analysis as of May 8, 2022, we determined that the carrying amounts of our Canada and New Zealand franchise rights acquired with indefinite lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our Canada and New Zealand units of account of $24.5 million and $0.8 million, respectively, in the second quarter of fiscal 2022. In addition, we determined in the second quarter of fiscal 2022 to exit the Kurbo business in the third quarter of fiscal 2022 as part of our strategic plan. As a result of this determination, we recorded an impairment charge of $1.1 million in the second quarter of fiscal 2022, which comprised the entire goodwill balance for Kurbo.

Operating Income

Operating income for the first six months of fiscal 2022 decreased $40.2 million, or 64.3%, versus the first six months of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted operating income in the first six months of fiscal 2022 by $4.7 million, operating income for the first six months of fiscal 2022 would have decreased 56.8% versus the prior year period. Excluding the impact of the $26.4 million of franchise rights acquired and goodwill impairments in the first six months of fiscal 2022, the net impact of the $18.7 million of restructuring charges in the first six months of fiscal 2022 and the net impact of the $10.7 million of restructuring charges in the first six months of fiscal 2021, operating income for the first six months of fiscal 2022 would have decreased by 7.9%, or increased by 0.2% on a constant currency basis, versus the prior year period. Operating income margin for the first six months of fiscal 2022 decreased to 3.9% versus 9.7% for the first six months of fiscal 2021. Excluding the impact of the franchise rights acquired and goodwill impairments in the first six months of fiscal 2022, the net impact of restructuring charges in the first six months of fiscal 2022 and the net impact of restructuring charges in the first six months of fiscal 2021, operating income margin for the first six months of fiscal 2022 would have increased by 0.5%, or 1.2% on a constant currency basis, versus the prior year period. This increase in operating income margin was driven primarily by a decrease in selling, general and administrative expenses as a percentage of revenue and an increase in gross margin, partially offset by an increase in marketing expenses as a percentage of revenue, versus the prior year period.

Interest Expense

Interest expense for the first six months of fiscal 2022 decreased $11.5 million, or 23.3%, versus the first six months of fiscal 2021. The decrease in interest expense was driven primarily by lower interest rates under our Term Loan Facility and on our Senior Secured Notes as a result of our April 2021 debt refinancing. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2022 and the first six months of fiscal 2021 and excluding the impact of our interest rate swaps then in effect, decreased to 4.63% per annum at the end of the first six months of fiscal 2022 from 5.66% per annum at the end of the first six months of fiscal 2021. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2022 and the first six months of fiscal 2021, decreased to 5.22% per annum at the end of the first six months of fiscal 2022 from 6.43% per annum at the end of the first six months of fiscal 2021. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $1.8 million for the first six months of fiscal 2022 to $2.0 million of expense as compared to $0.1 million of expense for the first six months of fiscal 2021.

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

Tax

Our effective tax rate for the first six months of fiscal 2022 was 26.7% as compared to 42.3% for the first six months of fiscal 2021. The tax benefit for the first six months of fiscal 2022 was primarily driven by a tax benefit recorded for out-of-period income tax adjustments, which was partially offset by tax expense related to tax shortfalls from stock compensation. For the first six months of fiscal 2022, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax benefits related to FDII and to out-of-period income tax adjustments, partially offset by state income tax expense, tax expense from income earned in foreign jurisdictions and tax expense related to tax shortfalls from stock compensation. The tax expense for the first six months of fiscal 2021 was impacted by tax windfalls from stock compensation. For the first six months of fiscal 2021, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII.

Net Loss and Diluted Net Loss Per Share

Net loss for the first six months of fiscal 2022 was $12.9 million, which increased $3.5 million, or 37.4%, from the net loss for the first six months of fiscal 2021 of $9.4 million. Excluding the impact of foreign currency, which negatively impacted net loss in the first six months of fiscal 2022 by $2.9 million, net loss for the first six months of fiscal 2022 would have increased 6.1% from the prior year period. Net loss for the first six months of fiscal 2022 included a $21.3 million impact from franchise rights acquired and goodwill impairments and a $14.0 million net impact from restructuring charges. Net loss for the first six months of fiscal 2021 included a $21.8 million impact from the write-off of fees related to our April 2021 debt refinancing and an $8.0 million net impact from restructuring charges.

Diluted net loss per share for the first six months of fiscal 2022 was $0.18 compared to diluted net loss per share of $0.14 for the first six months of fiscal 2021. Diluted net loss per share for the first six months of fiscal 2022 included a $0.30 impact from franchise rights acquired and goodwill impairments and a $0.20 net impact from restructuring charges. Diluted net loss per share for the first six months of fiscal 2021 included a $0.31 impact from the write-off of fees related to our April 2021 debt refinancing and a $0.12 net impact from restructuring charges.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first six months of fiscal 2022 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Half of Fiscal 2022
	GAAP			Constant Currency
		Product			Product		Total
	Subscription	Sales &	Total	Subscription	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$343.2	$49.1	$392.3	$343.6	$49.2	$392.8	76.4	2,734.9	2,805.1
CE	118.3	14.3	132.6	130.6	15.7	146.4	30.5	1,094.1	1,118.9
UK	23.1	4.1	27.2	24.7	4.3	29.1	6.9	245.0	254.8
Other (1)	12.8	2.3	15.0	13.6	2.4	16.0	2.5	94.5	88.7
Total	$497.4	$69.8	$567.2	$512.6	$71.7	$584.2	116.4	4,168.6	4,267.5

	% Change First Half of Fiscal 2022 vs. First Half of Fiscal 2021
North America	(7.0%)	(18.1%)	(8.5%)	(6.9%)	(18.0%)	(8.4%)	(6.2%)	(3.1%)	(11.2%)
CE	(15.0%)	(30.5%)	(17.0%)	(6.1%)	(23.8%)	(8.4%)	(11.1%)	(7.2%)	(12.2%)
UK	(20.7%)	(41.0%)	(24.6%)	(15.2%)	(37.2%)	(19.4%)	(22.4%)	(24.3%)	(24.4%)
Other (1)	(17.1%)	(22.3%)	(17.9%)	(11.7%)	(18.4%)	(12.8%)	(7.4%)	(3.2%)	(9.6%)
Total	(10.0%)	(22.8%)	(11.8%)	(7.3%)	(20.8%)	(9.2%)	(8.7%)	(5.8%)	(12.3%)

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Half of Fiscal 2022
	Digital Subscription Revenues (2)		Digital	Incoming	EOP	Workshops + Digital Fees (2)		Workshops + Digital	Incoming Workshops	EOP Workshops
		Constant	Paid	Digital	Digital		Constant	Paid	+ Digital	+ Digital
	GAAP	Currency	Weeks (2)	Subscribers	Subscribers (2)	GAAP	Currency	Weeks (2)	Subscribers	Subscribers (2)
				(in thousands)					(in thousands)
North America	$239.8	$240.1	61.5	2,186.9	2,174.6	$103.4	$103.5	15.0	548.0	630.5
CE	102.3	112.9	27.8	998.5	1,009.8	16.0	17.7	2.7	95.7	109.1
UK	14.4	15.4	5.1	179.7	182.8	8.7	9.3	1.8	65.3	72.0
Other (1)	9.3	9.9	2.1	76.0	72.8	3.5	3.7	0.5	18.5	15.9
Total	$365.7	$378.3	96.5	3,441.1	3,440.0	$131.7	$134.3	19.9	727.4	827.6

	% Change First Half of Fiscal 2022 vs. First Half of Fiscal 2021
North America	(8.6%)	(8.5%)	(9.1%)	(6.3%)	(16.5%)	(3.0%)	(2.9%)	8.3%	12.3%	13.8%
CE	(14.4%)	(5.5%)	(11.6%)	(5.8%)	(14.4%)	(18.6%)	(10.0%)	(4.9%)	(20.1%)	15.7%
UK	(25.7%)	(20.7%)	(25.3%)	(23.5%)	(29.9%)	(10.8%)	(4.4%)	(12.4%)	(26.2%)	(5.9%)
Other (1)	(8.7%)	(2.7%)	(0.7%)	2.8%	(2.6%)	(33.2%)	(29.0%)	(28.7%)	(21.9%)	(32.0%)
Total	(11.1%)	(8.1%)	(10.7%)	(7.1%)	(16.5%)	(6.8%)	(4.9%)	2.9%	1.0%	10.6%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.
(2)

The table below sets forth Workshops + Digital Fees, Workshops + Digital Paid Weeks and End of Period Workshops + Digital Subscribers attributable to former Digital 360 members who transitioned from our Digital business to our Workshops + Digital business during the first half of fiscal 2022.

(in millions except as noted)

	First Half of Fiscal 2022
	Workshops + Digital Fees		Workshops + Digital	EOP Workshops
		Constant	Paid	+ Digital
	GAAP	Currency	Weeks	Subscribers
				(in thousands)
North America	$3.7	$3.7	0.7	113.0
CE	0.2	0.2	0.0	6.9
UK	0.2	0.3	0.1	7.3
Other	—	—	—	—
Total Attributable to Former Digital 360 Members	$4.1	$4.2	0.8	127.2

In connection with such transition, the Digital business experienced declines in Subscription Revenues, Paid Weeks and End of Period Subscribers. For the first half of fiscal 2022, adjusting Revenues for both our businesses to exclude $4.1 million, or $4.2 million on a constant currency basis, of Revenues attributable to former Digital 360 members who transitioned from our Digital business to our Workshops + Digital business, (i) Digital Subscription Revenues would have decreased 10.1%, or 7.0% on a constant currency basis, and (ii) Workshops + Digital Fees would have decreased 9.7%, or 7.9% on a constant currency basis, both versus the prior year period. For the first half of fiscal 2022, adjusting Paid Weeks for both our businesses to exclude 0.8 million of Paid Weeks attributable to such former Digital 360 members, (i) Digital Paid Weeks would have decreased 9.9% and (ii) Workshops + Digital Paid Weeks would have decreased 1.4%, both versus the prior year period. For the first half of fiscal 2022, adjusting End of Period Subscribers for both our businesses to exclude 127.2 thousand former Digital 360 members who transitioned from our Digital business to our Workshops + Digital business, (i) End of Period Digital Subscribers would have decreased 13.4% and (ii) End of Period Workshops + Digital Subscribers would have decreased 6.4%, both versus the prior year period.

North America Performance

The decrease in North America revenues for the first six months of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the first six months of fiscal 2022 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the recruitment decline during the first six months of fiscal 2022 as compared to the prior year period and the lower number of Incoming Digital Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. Additionally, the transition of our former Digital 360 members to our Workshops + Digital business negatively impacted Digital Subscription Revenues in the first six months of fiscal 2022. The decrease in North America Total Paid Weeks for the first six months of fiscal 2022 versus the prior year period was driven primarily by both lower recruitments for the first six months of fiscal 2022 versus the prior year period and the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021.

The decrease in North America product sales and other for the first six months of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

Continental Europe Performance

The decrease in Continental Europe revenues for the first six months of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the first six months of fiscal 2022 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the recruitment decline during the first six months of fiscal 2022 as compared to the prior year period and the lower number of Incoming Digital Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in Continental Europe Total Paid Weeks for the first six months of fiscal 2022 versus the prior year period was driven primarily by both lower recruitments for the first six months of fiscal 2022 versus the prior year period and the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021.

The decrease in Continental Europe product sales and other for the first six months of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

United Kingdom Performance

The decrease in UK revenues for the first six months of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the first six months of fiscal 2022 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the lower number of Incoming Digital Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021 and the recruitment decline during the first six months of fiscal 2022 as compared to the prior year period. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in UK Total Paid Weeks for the first six months of fiscal 2022 versus the prior year period was driven primarily by both the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021 and lower recruitments for the first six months of fiscal 2022 versus the prior year period.

The decrease in UK product sales and other for the first six months of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

Other Performance

The decrease in Other revenues for the first six months of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the first six months of fiscal 2022 versus the prior year period was driven primarily by a decrease in Workshops + Digital Fees. Workshops + Digital Fees were negatively impacted by both the recruitment decline during the first six months of fiscal 2022 as compared to the prior year period and the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated.

The decrease in Other product sales and other for the first six months of fiscal 2022 versus the prior year period was driven primarily by a decrease in product sales and franchise commissions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We currently believe that cash generated by operations, our cash on hand of approximately $148.6 million at July 2, 2022, our $173.9 million of availability under our Revolving Credit Facility (as defined below) at July 2, 2022 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt at:

	July 2,	January 1,	Increase/
	2022	2022	(Decrease)
	(in millions)
Total current assets	$265.5	$271.2	$(5.7)
Total current liabilities	208.2	229.1	(20.9)
Working capital surplus	57.2	42.0	(15.2)
Cash and cash equivalents	148.6	153.8	(5.2)
Current portion of long-term debt	—	—	—
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(91.4)	$(111.8)	$(20.4)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $20.4 million decrease in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

				Impact to
	July 2,	January 1,	Increase/	Working
	2022	2022	(Decrease)	Capital Deficit
	(in millions)
Derivative (receivable) payable, net	$(2.5)	$14.7	$(17.2)	$(17.2)
Operational liabilities and other, net of assets	$44.5	$54.7	$(10.2)	$(10.2)
Portion of operating lease liabilities due within one year	$18.4	$20.3	$(1.9)	$(1.9)
Income taxes payable	$0.9	$1.7	$(0.8)	$(0.8)
Accrued interest	$5.3	$5.1	$0.2	$0.2
Deferred revenue	$47.6	$45.9	$1.8	$1.8
Prepaid income taxes	$22.8	$30.5	$(7.7)	$7.7
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$(20.4)

Note: Totals may not sum due to rounding.

The change in derivative (receivable) payable, net was due to a change in fair value driven by the change in interest rates. The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by a decrease in accrued liabilities and an increase in receivables, partially offset by an increase in account payable, all due to seasonality and timing. The decrease in prepaid income taxes was primarily due to the timing of tax payments.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended:

	July 2,	July 3,
	2022	2021
	(in millions)
Net cash provided by operating activities	$26.4	$38.3
Net cash used for investing activities	$(23.5)	$(30.8)
Net cash used for financing activities	$(2.0)	$(46.1)

Operating Activities

First Six Months of Fiscal 2022

Cash flows provided by operating activities of $26.4 million for the first six months of fiscal 2022 reflected a decrease of $11.8 million from $38.3 million of cash flows provided by operating activities for the first six months of fiscal 2021. The decrease in cash provided by operating activities was primarily the result of a decrease in non-cash add-back adjustments, partially offset by a decrease in cash used for operating assets and liabilities in the first six months of fiscal 2022 as compared to the prior year period.

First Six Months of Fiscal 2021

Cash flows provided by operating activities of $38.3 million for the first six months of fiscal 2021 reflected a decrease of $9.3 million from $47.5 million of cash flows provided by operating activities for the first six months of fiscal 2020. The decrease in cash provided by operating activities was primarily the result of a change in net (loss) income attributable to the Company of $17.3 million in the first six months of fiscal 2021 as compared to the prior year period.

Investing Activities

First Six Months of Fiscal 2022

Net cash used for investing activities totaled $23.5 million for the first six months of fiscal 2022, a decrease of $7.4 million as compared to the first six months of fiscal 2021. This decrease was primarily attributable to a decrease in cash paid for acquisitions in the first six months of fiscal 2022 as compared to the prior year period.

First Six Months of Fiscal 2021

Net cash used for investing activities totaled $30.8 million for the first six months of fiscal 2021, a decrease of $8.4 million as compared to the first six months of fiscal 2020. This decrease was primarily attributable to lower capital expenditures, partially offset by an increase in cash paid for acquisitions, in the first six months of fiscal 2021 as compared to the prior year period.

Financing Activities

First Six Months of Fiscal 2022

Net cash used for financing activities totaled $2.0 million for the first six months of fiscal 2022, a decrease of $44.2 million as compared to the first six months of fiscal 2021. This decrease was primarily attributable to the aggregate of $37.3 million of prepayment penalties, financing costs and debt discount in connection with the April 2021 debt refinancing in the first six months of fiscal 2021. See “—Long-Term Debt” for additional details on debt.

First Six Months of Fiscal 2021

Net cash used for financing activities totaled $46.1 million for the first six months of fiscal 2021 primarily due to the April 13, 2021 payment in full of approximately $1.2 billion of borrowings under our then-existing credit facilities and redemption of all of the $300.0 million aggregate principal amount of our then-existing senior notes, as well as the payment in aggregate of $37.3 million of prepayment penalties, financing costs and debt discount in connection with the April 2021 debt refinancing. In addition, there was $19.3 million used for scheduled debt repayments under our then-existing term loan facility in the first quarter of fiscal 2021. These payments were partially offset by the proceeds received of $1,000.0 million in an aggregate principal amount of borrowings under our Term Loan Facility (as defined below) and proceeds received from the issuance of $500.0 million in aggregate principal amount of our Senior Secured Notes (as defined below) in connection with our April 2021 debt refinancing. See “—Long-Term Debt” for additional details on debt.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at July 2, 2022:

Long-Term Debt

At July 2, 2022

(Balances in millions)

July 2, 2022
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	11.6
Unamortized debt discount	13.2
Total long-term debt	$1,420.2

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

As of July 2, 2022, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.9 million of availability and $1.1 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of July 2, 2022.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of July 2, 2022, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that we and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including with the first fiscal quarter of 2023, with a step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including with the first fiscal quarter of 2024, with an additional step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including with the first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of July 2, 2022, our actual Consolidated First Lien Leverage Ratio was 4.60:1.00 and there were no borrowings under our Revolving Credit Facility and total letters of credit issued were $1.1 million. We may not be able to satisfy the Consolidated First Lien Leverage Ratio in the future, and as a result, it may effectively limit the amount of funds we are able to borrow under the Revolving Credit Facility.

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

Outstanding Debt

At July 2, 2022, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At July 2, 2022 and January 1, 2022, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 11 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 4.63% and 5.11% per annum at July 2, 2022 and January 1, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 5.12% and 5.62% per annum at July 2, 2022 and January 1, 2022, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at July 2, 2022:

Total Debt Obligation

(Including Current Portion)

At July 2, 2022

(in millions)

Remainder of fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	10.0
Thereafter	1,435.0
Total	$1,445.0

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At July 2, 2022 and July 3, 2021, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a gain of $3.5 million and a loss of $15.9 million, respectively. At July 2, 2022 and July 3, 2021, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $14.1 million and a loss of $2.9 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the six months ended July 2, 2022 and July 3, 2021, we repurchased no shares of our common stock under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges and early extinguishment of debt.

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net (loss) income, the most comparable GAAP financial measure, for the three and six months ended July 2, 2022 and July 3, 2021, and EBITDAS and Adjusted EBITDAS to net income for the trailing twelve months ended July 2, 2022:

(in millions)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	Trailing Twelve Months
Net (loss) income	$(4.6)	$8.9	$(12.9)	$(9.4)	$63.4
Interest	19.3	20.3	37.9	49.4	76.4
Taxes	(2.9)	1.0	(4.7)	(6.9)	12.0
Depreciation and amortization	10.6	11.4	21.4	23.3	43.5
Stock-based compensation	2.3	7.9	7.0	13.2	15.1
EBITDAS	$24.7	$49.4	$48.8	$69.7	$210.4
Franchise rights acquired and goodwill impairments	26.4	—	26.4	—	26.4
2022 plan restructuring charges	19.1	—	19.1	—	19.1
2021 plan restructuring charges	(0.6)	6.0	(0.3)	11.6	9.7
2020 plan restructuring charges	—	(0.8)	(0.1)	(0.8)	(0.9)
Early extinguishment of debt	—	29.2	—	29.2	1.2
Adjusted EBITDAS (1)	$69.6	$83.7	$93.9	$109.6	$266.0

Note: Totals may not sum due to rounding.

(1)

The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of net income for the three months ended July 2, 2022 to exclude the impact of the $26.4 million of franchise rights acquired and goodwill impairments and the net impact of the $19.1 million of 2022 plan restructuring charges and the reversal of $0.6 million of 2021 plan restructuring charges; (ii) adjusts the consolidated statements of net income for the three months ended July 3, 2021 to exclude the net impact of the $6.0 million of 2021 plan restructuring charges and the reversal of $0.8 million of 2020 plan restructuring charges and the impact of the $29.2 million early extinguishment of debt; (iii) adjusts the consolidated statements of net income for the six months ended July 2, 2022 to exclude the impact of the $26.4 million of franchise rights acquired and goodwill impairments and the net impact of the $19.1 million of 2022 plan restructuring charges, the reversal of $0.3 million of 2021 plan restructuring charges and the reversal of $0.1 million of 2020 plan restructuring charges; (iv) adjusts the consolidated statements of net income for the six months ended July 3, 2021 to exclude the net impact of the $11.6 million of 2021 plan restructuring charges and the reversal of $0.8 million of 2020 plan restructuring charges and the impact of the $29.2 million early extinguishment of debt; and (v) adjusts EBITDAS for the trailing twelve months ended July 2, 2022 to exclude the impact of the $26.4 million of franchise rights acquired and goodwill impairments, the net impact of the $19.1 million of 2022 plan restructuring charges, the $9.7 million of 2021 plan restructuring charges and the reversal of $0.9 million of 2020 plan restructuring charges and the impact of the $1.2 million early extinguishment of debt. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of July 2, 2022, our net debt/Adjusted EBITDAS ratio was 4.8x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the six months ended:

(in millions)

July 2, 2022
Total debt	$1,445.0
Less: Unamortized deferred financing costs	11.6
Less: Unamortized debt discount	13.2
Less: Cash on hand	148.6
Net debt	$1,271.6

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 2, 2022, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2021 have not materially changed from January 1, 2022.

At the end of the second quarter of fiscal 2022, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 3.50%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50%, referred to herein as the LIBOR Floor. In addition, as of July 2, 2022, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of July 2, 2022, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.0 million and a hypothetical 90 basis point decrease in interest rates would have decreased annual interest expense by approximately $4.0 million. This increase and decrease would have been driven primarily by the interest rate applicable to our Term Loan Facility.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2022, the end of the second quarter of fiscal 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the second quarter of fiscal 2022, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

On August 2, 2022, the Company entered into a continuity agreement with Michael Lysaght, the Company’s Chief Technology Officer, which entitles him to receive specified termination payments upon a change in control of the Company. The agreement has an initial term which expires on December 31, 2024 and continues to renew annually thereafter unless the Company provides 180-day advance written notice to Mr. Lysaght that the term of the agreement will not renew. However, upon the occurrence of a change in control of the Company, the term of the agreement may not terminate until the second anniversary of the date of the change in control. The severance benefits provided under the agreement to Mr. Lysaght in the event of certain qualifying terminations in connection with a change in control are as follows: (i) cash payment equal to two times the sum of his annual base salary on the date of the change in control (or, if higher, the annual base salary in effect immediately prior to when the notice of termination is given) and his target annual bonus under the Company’s bonus plan in respect of the fiscal year in which the termination occurs (or, if higher, the average annual bonus actually earned by him in respect of the three full fiscal years prior to the year in which the notice of termination is given); (ii) cash payment equal to the higher of (A) the pro rata portion of his target bonus in respect of the fiscal year in which the date of termination occurs and (B) if the Company is exceeding the performance targets established under its bonus plan for such fiscal year as of the date of termination, his actual annual bonus payable under such bonus plan based upon such achievement (such pro rata portion in either case calculated from January 1 of such year through the date of termination); and (iii) eighteen months of continued medical, dental, and vision insurance coverage (excluding accidental death and disability insurance) for him and his dependents. The foregoing description is qualified in its entirety by reference to Mr. Lysaght’s continuity agreement, the form of which is filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for fiscal 2021 filed on March 1, 2022, and is incorporated by reference herein.

ITEM 6.	EXHIBITS
Exhibit Number	Description

†*Exhibit 10.1	Separation Agreement and General Release, dated as of May 26, 2022, by and between WW International, Inc. and Nicholas Hotchkin.

*Exhibit 31.1	Rule 13a-14(a) Certification by Sima Sistani, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Amy O’Keefe, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: August 4, 2022	By:	/s/ Sima Sistani
Sima Sistani
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Amy O’Keefe
Amy O’Keefe
Chief Financial Officer (Principal Financial Officer)