Form 10-Q
period 2022-10-01
WW INTERNATIONAL, INC.
filed 2022-11-03
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

The number of shares of common stock outstanding as of October 27, 2022 was 70,526,717.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	October 1,	January 1,
	2022	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$188,291	$153,794
Receivables (net of allowances: October 1, 2022 - $1,693 and January 1, 2022 - $1,726)	28,192	29,321
Inventories	26,394	30,566
Prepaid income taxes	14,721	30,478
Prepaid expenses and other current assets	32,161	27,014
TOTAL CURRENT ASSETS	289,759	271,173
Property and equipment, net	30,112	37,219
Operating lease assets	79,911	89,902
Franchise rights acquired	440,515	785,195
Goodwill	156,155	157,374
Other intangible assets, net	62,952	61,126
Deferred income taxes	15,772	11,259
Other noncurrent assets	17,659	15,686
TOTAL ASSETS	$1,092,835	$1,428,934
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$18,457	$20,297
Accounts payable	17,384	22,444
Salaries and wages payable	64,047	57,401
Accrued marketing and advertising	10,277	15,904
Accrued interest	10,848	5,085
Other accrued liabilities	37,318	45,728
Derivative payable	—	14,670
Income taxes payable	1,850	1,748
Deferred revenue	39,772	45,855
TOTAL CURRENT LIABILITIES	199,953	229,132
Long-term debt, net	1,421,239	1,418,104
Long-term operating lease liabilities	70,848	78,157
Deferred income taxes	58,293	157,718
Other	2,005	2,227
TOTAL LIABILITIES	1,752,338	1,885,338
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 122,052 shares issued at October 1, 2022 and 122,052 shares issued at January 1, 2022	0	0
Treasury stock, at cost, 51,667 shares at October 1, 2022 and 51,988 shares at January 1, 2022	(3,106,098)	(3,120,149)
Retained earnings	2,457,912	2,682,349
Accumulated other comprehensive loss	(11,317)	(18,604)
TOTAL DEFICIT	(659,503)	(456,404)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,092,835	$1,428,934

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Subscription revenues, net	$220,746	$262,401	$718,122	$815,092
Product sales and other, net	28,972	31,096	98,810	121,580
Revenues, net	249,718	293,497	816,932	936,672
Cost of subscription revenues	73,541	90,280	243,710	285,209
Cost of product sales and other	23,826	25,180	77,811	93,965
Cost of revenues	97,367	115,460	321,521	379,174
Gross profit	152,351	178,037	495,411	557,498
Marketing expenses	35,696	34,569	195,123	208,656
Selling, general and administrative expenses	58,443	63,745	193,320	206,615
Franchise rights acquired and goodwill impairments	312,741	—	339,161	—
Operating (loss) income	(254,529)	79,723	(232,193)	142,227
Interest expense	20,912	19,283	58,837	68,699
Other expense, net	1,344	764	3,303	908
Early extinguishment of debt	—	—	—	29,169
(Loss) income before income taxes	(276,785)	59,676	(294,333)	43,451
(Benefit from) provision for income taxes	(70,749)	13,346	(75,431)	6,488
Net (loss) income	$(206,036)	$46,330	$(218,902)	$36,963
(Net loss) earnings per share
Basic	$(2.93)	$0.66	$(3.12)	$0.53
Diluted	$(2.93)	$0.65	$(3.12)	$0.52
Weighted average common shares outstanding
Basic	70,383	69,875	70,258	69,516
Diluted	70,383	70,860	70,258	70,866

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net (loss) income	$(206,036)	$46,330	$(218,902)	$36,963
Other comprehensive (loss) gain:
Foreign currency translation loss	(9,552)	(4,877)	(18,018)	(3,140)
Income tax benefit on foreign currency translation loss	2,406	1,229	4,530	791
Foreign currency translation loss, net of taxes	(7,146)	(3,648)	(13,488)	(2,349)
Gain on derivatives	8,590	1,891	27,748	8,617
Income tax expense on gain on derivatives	(2,159)	(477)	(6,973)	(2,171)
Gain on derivatives, net of taxes	6,431	1,414	20,775	6,446
Total other comprehensive (loss) gain	(715)	(2,234)	7,287	4,097
Comprehensive (loss) income	$(206,751)	$44,096	$(211,615)	$41,060

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

Three Months Ended October 1, 2022					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at July 2, 2022	122,052	$0	51,691	$(3,107,324)	$(10,602)	$2,661,818	$(456,108)
Comprehensive loss					(715)	(206,036)	(206,751)
Issuance of treasury stock under stock plans			(24)	1,226		(1,246)	(20)
Compensation expense on share-based awards						3,376	3,376
Balance at October 1, 2022	122,052	$0	51,667	$(3,106,098)	$(11,317)	$2,457,912	$(659,503)

Nine Months Ended October 1, 2022					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 1, 2022	122,052	$0	51,988	$(3,120,149)	$(18,604)	$2,682,349	$(456,404)
Comprehensive (loss) income					7,287	(218,902)	(211,615)
Issuance of treasury stock under stock plans			(321)	14,051		(15,897)	(1,846)
Compensation expense on share-based awards						10,362	10,362
Balance at October 1, 2022	122,052	$0	51,667	$(3,106,098)	$(11,317)	$2,457,912	$(659,503)

Three Months Ended October 2, 2021					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at July 3, 2021	122,052	$0	52,211	$(3,129,329)	$(18,818)	$2,610,250	$(537,897)
Comprehensive income (loss)					(2,234)	46,330	44,096
Issuance of treasury stock under stock plans			(50)	2,034		(3,014)	(980)
Compensation expense on share-based awards						3,404	3,404
Balance at October 2, 2021	122,052	$0	52,161	$(3,127,295)	$(21,052)	$2,656,970	$(491,377)

Nine Months Ended October 2, 2021					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 2, 2021	121,470	$0	52,497	$(3,140,903)	$(25,149)	$2,617,841	$(548,211)
Comprehensive income					4,097	36,963	41,060
Issuance of treasury stock under stock plans			(336)	13,608		(18,481)	(4,873)
Compensation expense on share-based awards						16,596	16,596
Issuance of common stock	582					4,051	4,051
Balance at October 2, 2021	122,052	$0	52,161	$(3,127,295)	$(21,052)	$2,656,970	$(491,377)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	October 1,	October 2,
	2022	2021
Operating activities:
Net (loss) income	$(218,902)	$36,963
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	33,371	37,222
Amortization of deferred financing costs and debt discount	3,763	4,835
Impairment of franchise rights acquired and goodwill	339,161	—
Impairment of intangible and long-lived assets	2,088	421
Share-based compensation expense	10,362	16,596
Deferred tax benefit	(107,879)	(10,788)
Allowance for doubtful accounts	54	(91)
Reserve for inventory obsolescence	4,712	5,805
Foreign currency exchange rate loss	3,562	553
Early extinguishment of debt	—	29,169
Changes in cash due to:
Receivables	(9,760)	3,785
Inventories	(725)	8,390
Prepaid expenses	17,613	2,585
Accounts payable	(3,634)	(7,197)
Accrued liabilities	15,390	4,440
Deferred revenue	(3,576)	208
Other long term assets and liabilities, net	(4,662)	(2,001)
Income taxes	(392)	(5,522)
Cash provided by operating activities	80,546	125,373
Investing activities:
Capital expenditures	(1,756)	(1,947)
Capitalized software expenditures	(27,584)	(27,204)
Cash paid for acquisitions	(4,350)	(12,833)
Other items, net	(29)	(1,593)
Cash used for investing activities	(33,719)	(43,577)
Financing activities:
Net (payments) borrowings on revolver	—	—
Proceeds from long term debt	—	1,500,000
Financing costs and debt discount	—	(36,985)
Payments on long-term debt	—	(1,511,500)
Taxes paid related to net share settlement of equity awards	(1,938)	(5,328)
Proceeds from stock options exercised	—	4,469
Cash paid for acquisitions	(113)	(6,450)
Other items, net	(86)	(116)
Cash used for financing activities	(2,137)	(55,910)
Effect of exchange rate changes on cash and cash equivalents	(10,193)	(3,543)
Net increase in cash and cash equivalents	34,497	22,343
Cash and cash equivalents, beginning of period	153,794	165,887
Cash and cash equivalents, end of period	$188,291	$188,230

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc. and all of its subsidiaries. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings, including Personal Coaching + Digital and Digital 360 as applicable. The Company’s “Workshops + Digital” business refers to providing unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings to commitment plan subscribers, including former Digital 360 members as applicable. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including the Company’s “pay-as-you-go” members. In the second quarter of fiscal 2022, the Company ceased offering its Digital 360 product. More than a majority of associated members were transitioned from the Company’s Digital business to its Workshops + Digital business during the second quarter of fiscal 2022, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. The cessation of this product offering and these transitions of former Digital 360 members at the then-current pricing for such product impacted the number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business.

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

In the second quarter of fiscal 2022, the Company identified and recorded out-of-period adjustments related to income tax errors resulting primarily from the reversal of (i) a basis difference related to goodwill and other intangibles and (ii) a U.S. federal income tax receivable that should have been adjusted in prior fiscal years. The impact of correcting these errors, which were immaterial to prior period financial statements and corrected in the second quarter of fiscal 2022, resulted in an income tax benefit of $2,150 and decreased net loss by $2,150 for the nine months ended October 1, 2022.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

3.
Leases

At October 1, 2022 and January 1, 2022, the Company’s lease assets and lease liabilities, primarily for its studios and corporate offices, were as follows:

	October 1, 2022	January 1, 2022
Assets:
Operating lease assets	$79,911	$89,902
Finance lease assets	72	127
Total leased assets	$79,983	$90,029

Liabilities:
Current
Operating	$18,457	$20,297
Finance	38	75
Noncurrent
Operating	$70,848	$78,157
Finance	9	29
Total lease liabilities	$89,352	$98,558

For the three and nine months ended October 1, 2022 and October 2, 2021, the components of the Company’s lease expense were as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Operating lease cost:
Fixed lease cost	$9,071	$8,533	$24,974	$29,359
Lease termination cost	(189)	2,320	1,912	8,680
Variable lease cost	7	6	20	15
Total operating lease cost	$8,889	$10,859	$26,906	$38,054
Finance lease cost:
Amortization of leased assets	25	36	86	116
Interest on lease liabilities	4	2	6	7
Total finance lease cost	$29	$38	$92	$123
Total lease cost	$8,918	$10,897	$26,998	$38,177

In conjunction with the continued rationalization of its real estate portfolio, the Company has decided to enter into a sublease, which resulted in a lease asset impairment charge of $1,828 that was recognized in general and administrative expenses in the Company's consolidated statements of net income for the three and nine months ended October 1, 2022. The Company expects to begin recording sublease income as of the sublease commencement date in the fourth quarter of fiscal 2022 as an offset to general and administrative expenses.

At October 1, 2022 and January 1, 2022, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	October 1, 2022	January 1, 2022
Weighted Average Remaining Lease Term (years)
Operating leases	7.00	7.29
Finance leases	1.00	1.54

Weighted Average Discount Rate
Operating leases	7.01	7.15
Finance leases	3.39	5.31

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company’s leases have remaining lease terms of 0 to 10 years with a weighted average lease term of 6.99 years as of October 1, 2022.

At October 1, 2022, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2022	$4,734	$13	$4,747
Fiscal 2023	24,872	31	24,903
Fiscal 2024	18,014	4	18,018
Fiscal 2025	12,575	—	12,575
Fiscal 2026	9,683	—	9,683
Fiscal 2027	9,376	—	9,376
Thereafter	36,089	—	36,089
Total lease payments	$115,343	$48	$115,391
Less imputed interest	26,038	1	26,039
Present value of lease liabilities	$89,305	$47	$89,352

Supplemental cash flow information related to leases for the nine months ended October 1, 2022 and October 2, 2021 were as follows:

	Nine Months Ended
	October 1,	October 2,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,244	$31,021
Operating cash flows from finance leases	$6	$7
Financing cash flows from finance leases	$86	$116

Leased assets obtained (modified) in exchange for new (modified) operating lease liabilities	$11,160	$(496)
Leased assets obtained in exchange for new finance lease liabilities	$44	$81

4.
Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Digital Subscription Revenues	$155,881	$195,288	$521,582	$606,687
Workshops + Digital Fees	64,865	67,113	196,540	208,405
Subscription Revenues, net	$220,746	$262,401	$718,122	$815,092
Product sales and other, net	28,972	31,096	98,810	121,580
Revenues, net	$249,718	$293,497	$816,932	$936,672

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended October 1, 2022
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$102,735	$43,638	$5,693	$3,815	$155,881
Workshops + Digital Fees	52,113	7,586	3,764	1,402	64,865
Subscription Revenues, net	$154,848	$51,224	$9,457	$5,217	$220,746
Product sales and other, net	21,234	5,272	1,441	1,025	28,972
Revenues, net	$176,082	$56,496	$10,898	$6,242	$249,718

	Three Months Ended October 2, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$125,077	$56,542	$9,007	$4,662	$195,288
Workshops + Digital Fees	51,661	8,727	4,528	2,197	67,113
Subscription Revenues, net	$176,738	$65,269	$13,535	$6,859	$262,401
Product sales and other, net	21,059	6,664	2,131	1,242	31,096
Revenues, net	$197,797	$71,933	$15,666	$8,101	$293,497

	Nine Months Ended October 1, 2022
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$342,489	$145,920	$20,106	$13,067	$521,582
Workshops + Digital Fees	155,558	23,599	12,482	4,901	196,540
Subscription Revenues, net	$498,047	$169,519	$32,588	$17,968	$718,122
Product sales and other, net	70,363	19,621	5,506	3,320	98,810
Revenues, net	$568,410	$189,140	$38,094	$21,288	$816,932

	Nine Months Ended October 2, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$387,422	$176,059	$28,410	$14,796	$606,687
Workshops + Digital Fees	158,265	28,397	14,304	7,439	208,405
Subscription Revenues, net	$545,687	$204,456	$42,714	$22,235	$815,092
Product sales and other, net	81,055	27,308	9,021	4,196	121,580
Revenues, net	$626,742	$231,764	$51,735	$26,431	$936,672

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of January 1, 2022	$45,855	$28
Net (decrease) increase during the period	(6,083)	11
Balance as of October 1, 2022	$39,772	$39

Balance as of January 2, 2021	$50,475	$44
Net decrease during the period	(244)	(36)
Balance as of October 2, 2021	$50,231	$8

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Revenue recognized from amounts included in current deferred revenue as of January 1, 2022 was $44,375 for the nine months ended October 1, 2022. Revenue recognized from amounts included in current deferred revenue as of January 2, 2021 was $49,808 for the nine months ended October 2, 2021. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, represents revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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

6.
Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended October 1, 2022, the change in the carrying value of franchise rights acquired was due to the impairments of the United States, Canada and New Zealand units of account as discussed below, the effect of exchange rate changes and the Northern Ireland franchisee acquisition as described in Note 5.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005 and the Company’s franchised territories. See Note 5 for additional information about acquisitions by the Company. For the nine months ended October 1, 2022, the change in the carrying amount of goodwill was due to the Republic of Ireland franchisee and Northern Ireland franchisee acquisitions as described in Note 5, the impairment of the Company's wholly-owned subsidiary Kurbo, Inc. (“Kurbo”) as discussed below and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of January 2, 2021	$145,071	$7,792	$1,268	$1,486	$155,617
Goodwill acquired during the period	2,153	—	—	—	2,153
Effect of exchange rate changes	306	(606)	(14)	(82)	(396)
Balance as of January 1, 2022	$147,530	$7,186	$1,254	$1,404	$157,374
Goodwill acquired during the period	—	—	5,936	—	5,936
Goodwill impairment	(1,101)	—	—	—	(1,101)
Effect of exchange rate changes	(3,651)	(1,152)	(1,084)	(167)	(6,054)
Balance as of October 1, 2022	$142,778	$6,034	$6,106	$1,237	$156,155

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested for potential impairment on at least an annual basis or more often if events so require.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand as of the October 1, 2022 balance sheet date were $400,092, $19,342, $10,061, $5,753 and $2,141, respectively.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the October 1, 2022 balance sheet date were $104,019, $38,759 and $13,377, respectively.

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

In performing its annual impairment analysis as of May 8, 2022, the Company determined that (i) the carrying amounts of its Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, the Company recorded impairment charges for its Canada and New Zealand units of account of $24,485 and $834, respectively, in the second quarter of fiscal 2022; and (ii) the carrying amounts of all of its other franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairment existed with respect thereto. In performing its annual impairment analysis as of May 9, 2021, the Company determined that the carrying amounts of its franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairment existed. In performing its annual impairment analysis as of May 8, 2022 and May 9, 2021, the Company determined that the carrying amounts of its goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

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

Based on the results of the Company’s May 8, 2022 annual franchise rights acquired impairment test performed for its United States unit of account, which held 92.7% of the Company’s franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 15%. Based on the results of the Company’s May 8, 2022 annual franchise rights acquired impairment analysis performed for its Canada and New Zealand units of account, which held 4.6 % and 0.5%, respectively, of the Company’s franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair values of these units of account were equal to their respective carrying values. The above difference or lack thereof between the estimated fair value of the applicable unit of account and its carrying value is referred to herein as the “Annual Impairment Headroom”. As previously disclosed, a change in the underlying assumptions for the United States, Canada and New Zealand could change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to the United States, Canada and New Zealand, for which the net book values were $698,383, $34,556 and $3,574, respectively, as of July 2, 2022. Based on the results of the Company’s May 8, 2022 annual franchise rights acquired impairment analysis performed for its remaining units of account, which collectively held 2.2% of the Company’s franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair values of these units of account exceeded their respective carrying values by over 100%.

Based on the results of the Company’s May 8, 2022 annual goodwill impairment analysis performed for all of its reporting units, all units, except for the Republic of Ireland, had an estimated fair value at least 35% higher than the respective unit’s carrying amount. Collectively, these reporting units represented 97.4% of the Company’s total goodwill as of the October 1, 2022 balance sheet date. Based on the results of the Company’s May 8, 2022 annual goodwill impairment analysis performed for its Republic of Ireland reporting unit, which holds 2.6% of the Company’s goodwill as of the October 1, 2022 balance sheet date, the estimated fair value of this reporting unit exceeded its carrying value by approximately 14%. Accordingly, a change in the underlying assumptions for the Republic of Ireland may change the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to the Republic of Ireland, for which the net book value was $4,009 as of October 1, 2022.

Indefinite-Lived Franchise Rights Acquired Interim Impairment Test

During the quarter ended October 1, 2022, the Company identified various qualitative and quantitative factors which collectively, when combined with the Annual Impairment Headroom discussed above for the United States, Canada and New Zealand units of account, indicated a triggering event had occurred within these units of account. These factors included actual business performance as compared to the assumptions used in its annual impairment test, the continued decline in the Company’s market capitalization and market factors, including the increase in interest rates. As a result of this triggering event, the Company performed an interim impairment test of these units of account. In performing this interim impairment test as of October 1, 2022, the Company determined that the carrying amounts of its United States, Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States, Canada and New Zealand units of account of $298,291, $13,312 and $1,138, respectively, in the third quarter of fiscal 2022. The preponderance of these impairments was driven by the increased weighted-average cost of capital used in this interim impairment test as compared to the weighted-average cost of capital used in the May 8, 2022 annual impairment test of its indefinite-lived franchise rights acquired, reflecting market factors including higher interest rates and the trading values of the Company's equity and debt.

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

Based on the results of the Company’s October 1, 2022 interim franchise rights acquired impairment test performed for its United States, Canada and New Zealand units of account, which hold 91.5%, 4.4% and 0.5%, respectively, of the Company’s franchise rights acquired as of the October 1, 2022 balance sheet date, the estimated fair values of these units of account were equal to their respective carrying values. Accordingly, a change in the underlying assumptions for the United States, Canada and New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to the United States, Canada and New Zealand, for which the net book values were $400,092, $19,342 and $2,141, respectively, as of October 1, 2022.

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

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of October 1, 2022 and January 1, 2022 were as follows:

	October 1, 2022		January 1, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$115,746	$101,017	$115,065	$94,771
Website development costs	130,738	90,790	110,678	78,629
Trademarks	12,145	11,833	12,116	11,677
Other	13,880	5,917	14,021	5,677
Trademarks and other intangible assets	$272,509	$209,557	$251,880	$190,754
Franchise rights acquired	8,126	5,001	7,905	4,766
Total finite-lived intangible assets	$280,635	$214,558	$259,785	$195,520

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,347 and $25,282 for the three and nine months ended October 1, 2022, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,032 and $24,066 for the three and nine months ended October 2, 2021, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2022	$8,223
Fiscal 2023	$27,053
Fiscal 2024	$16,687
Fiscal 2025	$5,378
Fiscal 2026	$845
Fiscal 2027	$720
Thereafter	$7,171

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	October 1, 2022				January 1, 2022
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	2.61%
Term Loan Facility due April 13, 2028	945,000	6,098	12,638	5.15%	945,000	6,930	14,362	4.48%
Senior Secured Notes due April 15, 2029	500,000	5,025	—	4.65%	500,000	5,604	—	4.70%
Total	$1,445,000	$11,123	$12,638	4.98%	$1,445,000	$12,534	$14,362	5.15%
Less: Current portion	—				—
Unamortized deferred financing costs	11,123				12,534
Unamortized debt discount	12,638				14,362
Total long-term debt	$1,421,239				$1,418,104

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

As of October 1, 2022, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,911 of availability and $1,089 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of October 1, 2022.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of October 1, 2022, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including with the first fiscal quarter of 2023, with a step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including with the first fiscal quarter of 2024, with an additional step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including with the first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of October 1, 2022, the Company’s actual Consolidated First Lien Leverage Ratio was 4.99:1.00 and there were no borrowings under its Revolving Credit Facility and total letters of credit issued were $1,089. The Company expects it may not be able to satisfy the Consolidated First Lien Leverage Ratio in the near future, and as a result, the amount of funds the Company is able to borrow under the Revolving Credit Facility would be effectively limited.

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

Outstanding Debt

At October 1, 2022, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At October 1, 2022 and January 1, 2022, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 4.98% and 5.11% per annum at October 1, 2022 and January 1, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 5.28% and 5.62% per annum at October 1, 2022 and January 1, 2022, respectively, based on interest rates on these dates.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

8.
Per Share Data

Basic (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted (net loss) earnings per share data:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(206,036)	$46,330	$(218,902)	$36,963
Denominator:
Weighted average shares of common stock outstanding	70,383	69,875	70,258	69,516
Effect of dilutive common stock equivalents	—	985	—	1,350
Weighted average diluted common shares outstanding	70,383	70,860	70,258	70,866
(Net loss) earnings per share
Basic	$(2.93)	$0.66	$(3.12)	$0.53
Diluted	$(2.93)	$0.65	$(3.12)	$0.52

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted (net loss) earnings per share was 9,229 and 5,426 for the three months ended October 1, 2022 and October 2, 2021, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted (net loss) earnings per share was 8,307 and 5,270 for the nine months ended October 1, 2022 and October 2, 2021, respectively.

9.
Taxes

Income Taxes

The effective tax rates for the three and nine months ended October 1, 2022 were 25.6% and 25.6%, respectively. For the nine months ended October 1, 2022, the tax benefit was impacted by out-of-period income tax adjustments and a U.S. state tax rate change, partially offset by tax shortfalls from stock compensation. For the nine months ended October 1, 2022, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income (“FDII”).

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

The U.S. federal government has recently signed into law the Inflation Reduction Act of 2022 (the “IRA”) which, among other things, imposes a minimum “book” tax on certain large corporations and creates a new excise tax on stock repurchases made by certain publicly traded corporations after December 31, 2022. Although the Company is continuing to evaluate the impact of the IRA on its consolidated financial statements as it awaits further guidance, the Company does not currently expect a material impact.

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

11.
Derivative Instruments and Hedging

As of October 1, 2022 and January 1, 2022, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

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

As of October 1, 2022, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $9,932 ($13,127 before taxes). As of January 1, 2022, the cumulative unrealized loss for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $10,843 ($14,622 before taxes).

The following table presents the aggregate fair value of the Company’s derivative financial instruments by balance sheet classification and location:

			Fair Value
	Balance Sheet Classification	Balance Sheet Location	October 1, 2022	January 1, 2022
Assets:
Interest rate swaps - current swaps	Current asset	Prepaid expenses and other current assets	$8,631	$—
Interest rate swaps - current swaps	Noncurrent asset	Other noncurrent assets	4,513	—
Total assets			$13,144	$—

Liabilities:
Interest rate swaps - current swaps	Current liability	Derivative payable	$—	$14,670
Total liabilities			$—	$14,670

The Company is hedging forecasted transactions for periods not exceeding the next two years. The Company expects approximately $6,287 ($8,397 before taxes) of net derivative gains included in accumulated other comprehensive loss at October 1, 2022, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of October 1, 2022 and January 1, 2022. Since there were no outstanding borrowings under the Revolving Credit Facility as of October 1, 2022 and January 1, 2022, the fair value approximated a carrying value of $0 at both October 1, 2022 and January 1, 2022.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of October 1, 2022 and January 1, 2022, the fair value of the Company’s long-term debt was approximately $922,092 and $1,389,306, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,421,239 and $1,418,104, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap current asset at October 1, 2022	$8,631	$—	$8,631	$—
Interest rate swap noncurrent asset at October 1, 2022	$4,513	$—	$4,513	$—
Interest rate swap current liability at January 1, 2022	$14,670	$—	$14,670	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the nine months ended October 1, 2022 and the fiscal year ended January 1, 2022.

13.
Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Nine Months Ended October 1, 2022
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 1, 2022	$(10,843)	$(7,761)	$(18,604)
Other comprehensive income (loss) before reclassifications, net of tax	17,350	(13,488)	3,862
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	3,425	—	3,425
Net current period other comprehensive income (loss)	20,775	(13,488)	7,287
Ending balance at October 1, 2022	$9,932	$(21,249)	$(11,317)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Nine Months Ended October 2, 2021
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 2, 2021	$(20,979)	$(4,170)	$(25,149)
Other comprehensive income (loss) before reclassifications, net of tax	418	(2,349)	(1,931)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	6,028	—	6,028
Net current period other comprehensive income (loss)	6,446	(2,349)	4,097
Ending balance at October 2, 2021	$(14,533)	$(6,519)	$(21,052)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(326)	$(2,213)	$(4,575)	$(8,058)	Interest expense
	(326)	(2,213)	(4,575)	(8,058)	(Loss) income before income taxes
	82	557	1,150	2,030	(Benefit from) provision for income taxes
	$(244)	$(1,656)	$(3,425)	$(6,028)	Net (loss) income

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

Information about the Company’s reportable segments is as follows:

	Total Revenues, net		Total Revenues, net
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
North America	$176,082	$197,797	$568,410	$626,742
Continental Europe	56,496	71,933	189,140	231,764
United Kingdom	10,898	15,666	38,094	51,735
Other	6,242	8,101	21,288	26,431
Total revenues, net	$249,718	$293,497	$816,932	$936,672

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net (Loss) Income		Net (Loss) Income
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Segment operating (loss) income:
North America	$(255,269)	$74,310	$(207,241)	$163,287
Continental Europe	27,013	36,116	75,477	89,620
United Kingdom	2,462	3,502	1,363	6,085
Other	(234)	1,746	578	3,834
Total segment operating (loss) income	(226,028)	115,674	(129,823)	262,826
General corporate expenses	28,501	35,951	102,370	120,599
Interest expense	20,912	19,283	58,837	68,699
Other expense, net	1,344	764	3,303	908
Early extinguishment of debt	—	—	—	29,169
(Benefit from) provision for income taxes	(70,749)	13,346	(75,431)	6,488
Net (loss) income	$(206,036)	$46,330	$(218,902)	$36,963

	Depreciation and Amortization		Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
North America	$7,939	$9,635	$24,738	$29,752
Continental Europe	166	340	599	1,171
United Kingdom	109	160	475	639
Other	87	96	273	312
Total segment depreciation and amortization	8,301	10,231	26,085	31,874
General corporate depreciation and amortization	3,532	2,200	11,049	10,183
Depreciation and amortization	$11,833	$12,431	$37,134	$42,057

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $284 and $860 for the three and nine months ended October 1, 2022, respectively, and $80 and $746 for the three and nine months ended October 2, 2021, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at October 1, 2022 and January 1, 2022 was $80 and $120, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

16.
Restructuring

2022 Plan

As previously disclosed, in the second quarter of fiscal 2022, the Company committed to a restructuring plan consisting of (i) an organizational realignment to simplify the Company’s corporate structure and reduce associated costs (the “Organizational Realignment”) and (ii) a continued rationalization of its real estate portfolio resulting in the termination of certain of the Company’s operating leases (together with the Organizational Realignment, the “2022 Plan”). In connection with the 2022 Plan, the Company previously expected to record restructuring charges of approximately $27,000 in the aggregate in fiscal 2022. The Company revised its estimate and currently expects to record restructuring expenses of approximately $33,000 in the aggregate in fiscal 2022 related to this plan. For the three and nine months ended October 1, 2022, the Company recorded restructuring expenses totaling $3,557 ($2,663 after tax) and $22,674 ($16,976 after tax), respectively.

The Organizational Realignment has resulted and will result in the elimination of certain positions and termination of employment for certain employees worldwide. In connection with its Organizational Realignment, the Company continues to expect to record charges of approximately $20,000 in the aggregate with respect to employee termination benefit costs (consisting primarily of general and administrative expenses), the majority of which were recorded in the second quarter of fiscal 2022.

In connection with the rationalization of its real estate portfolio, the Company previously expected to record charges of approximately $6,000 in the aggregate consisting of lease termination and other related costs in fiscal 2022. The Company revised its estimate and currently expects to record restructuring expenses with respect to lease termination and other related costs of approximately $12,000 in the aggregate in fiscal 2022.

Additionally, the Company expects to record other restructuring costs of approximately $1,000 in the aggregate in fiscal 2022.

Costs arising from the 2022 Plan related to separation payments, other employee termination expenses and lease termination and other related costs, except for lease impairment and accelerated depreciation and amortization related to leased locations, are expected to result in cash expenditures. For the three and nine months ended October 1, 2022, the components of the Company’s restructuring expenses were as follows:

	Three Months Ended	Nine Months Ended
	October 1, 2022	October 1, 2022
Lease termination and other related costs	$(334)	$3,332
Employee termination benefit costs	1,882	16,789
Lease impairment	1,828	1,828
Other costs	181	725
Total restructuring expenses	$3,557	$22,674

See Note 3 for additional information in regard to the Company's lease impairment for the three and nine months ended October 1, 2022.

For the three and nine months ended October 1, 2022, restructuring expenses were recorded in the Company’s consolidated statements of net income as follows:

	Three Months Ended	Nine Months Ended
	October 1, 2022	October 1, 2022
Cost of revenues	$(98)	$4,401
Selling, general and administrative expenses	3,655	18,273
Total restructuring expenses	$3,557	$22,674

All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments.

For the nine months ended October 1, 2022, the Company made payments of $1,877 towards the liability for the lease termination costs. For the nine months ended October 1, 2022, the Company made payments of $7,505 towards the liability for the employee termination benefit costs.

The Company expects the remaining lease termination liability of $547 and the remaining employee termination benefit liability of $9,284 to be paid in full by the end of fiscal 2024.

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

For the nine months ended October 1, 2022, the Company made payments of $777 towards the liability for the lease termination costs, decreased provision estimates by $681 and incurred additional lease termination and other related costs of $119. For the nine months ended October 1, 2022, the Company made payments of $3,407 towards the liability for the employee termination benefit costs, increased provision estimates by $215 and incurred additional employee termination benefit costs of $148.

As of October 1, 2022, there was no outstanding lease termination liability. The Company expects the remaining employee termination benefit liability of $1,000 to be paid in full by the end of fiscal 2023.

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

For the nine months ended October 1, 2022, the Company made payments of $86 towards the liability for the lease termination costs and decreased provision estimates by $116. For the nine months ended October 1, 2022, the Company made payments of $1,164 towards the liability for the employee termination benefit costs.

As of October 1, 2022, there was no outstanding lease termination liability. The Company expects the remaining employee termination benefit liability of $776 to be paid in full by the end of fiscal 2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; and “Other” refers to Australia, New Zealand and emerging markets operations and franchise revenues and related costs. Each of North America, Continental Europe, United Kingdom and Other is also a reportable segment. Our “Digital” business refers to providing subscriptions to our digital product offerings, including Personal Coaching + Digital and Digital 360 as applicable. Our “Workshops + Digital” business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers, including former Digital 360 members as applicable. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members. In the second quarter of fiscal 2022, we ceased offering our Digital 360 product. More than a majority of associated members were transitioned from our Digital business to our Workshops + Digital business during the second quarter of fiscal 2022, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. For additional details on the cessation of this product offering and how these transitions of former Digital 360 members at the then-current pricing for such product impacted the fiscal 2022 second quarter and first half number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business, see our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross profit margin, operating (loss) income, operating (loss) income margin and components thereof are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the third quarter of fiscal 2022 to exclude (a) the impact of the impairment charges for our franchise rights acquired related to our United States, Canada and New Zealand units of account and (b) the net impact of (x) charges associated with our previously disclosed 2022 restructuring plan (the “2022 plan”) and (y) charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”); (ii) the first nine months of fiscal 2022 to exclude (a) the impact of impairment charges for our franchise rights acquired related to our United States, Canada and New Zealand units of account and the impairment charge for our goodwill related to our wholly-owned subsidiary Kurbo, Inc. (“Kurbo”) and (b) the net impact of (x) charges associated with the 2022 plan, (y) charges associated with the 2021 plan or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (z) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”); and (iii) the third quarter and first nine months of fiscal 2021 to exclude the net impact of (x) charges associated with the 2021 plan and (y) the reversal of certain of the charges associated with the 2020 plan. We generally refer to such non-GAAP measures as follows: (i) with respect to the adjustments for the third quarter of fiscal 2022, as excluding or adjusting for the impact of the franchise rights acquired impairments and the net impact of restructuring charges; (ii) with respect to the adjustments for the first nine months of fiscal 2022, as excluding or adjusting for the impact of franchise rights acquired and goodwill impairments and the net impact of restructuring charges; and (iii) with respect to the adjustments for the third quarter and first nine months of fiscal 2021, as excluding or adjusting for the net impact of restructuring charges. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, and early extinguishment of debt with respect to the Company’s previously disclosed April 2021 debt refinancing and voluntary debt prepayments (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Workshops + Digital business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand as of the October 1, 2022 balance sheet date were $400.1 million, $19.3 million, $10.1 million, $5.8 million and $2.1 million, respectively.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the October 1, 2022 balance sheet date were $104.0 million, $38.8 million and $13.4 million, respectively.

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

In performing our annual impairment analysis as of May 8, 2022, we determined that (i) the carrying amounts of our Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our Canada and New Zealand units of account of $24.5 million and $0.8 million, respectively, in the second quarter of fiscal 2022; and (ii) the carrying amounts of all of our other franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairment existed with respect thereto. In performing our annual impairment analysis as of May 9, 2021, we determined that the carrying amounts of our franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairment existed. In performing our annual impairment analysis as of May 8, 2022 and May 9, 2021, we determined that the carrying amounts of our goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

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

Based on the results of our May 8, 2022 annual franchise rights acquired impairment test performed for our United States unit of account, which held 92.7% of our franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 15%. Based on the results of our May 8, 2022 annual franchise rights acquired impairment analysis performed for our Canada and New Zealand units of account, which held 4.6% and 0.5%, respectively, of our franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair values of these units of account were equal to their respective carrying values. The above difference or lack thereof between the estimated fair value of the applicable unit of account and its carrying value is referred to herein as the Annual Impairment Headroom. As previously disclosed, a change in the underlying assumptions for the United States, Canada and New Zealand could change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to the United States, Canada and New Zealand, for which the net book values were $698.4 million, $34.6 million and $3.6 million, respectively, as of July 2, 2022. Based on the results of our May 8, 2022 annual franchise rights acquired impairment analysis performed for our remaining units of account, which collectively held 2.2% of our franchise rights acquired as of the July 2, 2022 balance sheet date, the estimated fair values of these units of account exceeded their respective carrying values by over 100%.

In performing this annual impairment analysis for fiscal 2022, in our hypothetical start-up approach analysis, for the year of maturity, we assumed Workshops + Digital revenue (comprised of Workshops + Digital Fees and revenues from products sold to members in studios) growth of 23.0% to 106.2% in the year of maturity from fiscal 2021, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 2.4%. For the year of maturity and beyond, we assumed operating income margin rates of (3.0%) to 8.8%. In our relief from royalty approach, we assumed Digital revenue growth in each country of (25.6%) to 16.1% for fiscal 2022.

Based on the results of our May 8, 2022 annual goodwill impairment analysis performed for all of our reporting units, all units, except for the Republic of Ireland, had an estimated fair value at least 35% higher than the respective unit’s carrying amount. Collectively, these reporting units represented 97.4% of our total goodwill as of the October 1, 2022 balance sheet date. Based on the results of our May 8, 2022 annual goodwill impairment analysis performed for our Republic of Ireland reporting unit, which holds 2.6% of our goodwill as of the October 1, 2022 balance sheet date, the estimated fair value of this reporting unit exceeded its carrying value by approximately 14%. Accordingly, a change in the underlying assumptions for the Republic of Ireland may change the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to the Republic of Ireland, for which the net book value was $4.0 million as of October 1, 2022.

The following are the more significant assumptions utilized in our annual impairment analyses for fiscal 2022 and fiscal 2021:

	Fiscal 2022	Fiscal 2021
Debt-Free Cumulative Annual Cash Flow Growth Rate	1.2% to 20.6%	0.2% to 2.6%
Discount Rate	9.6%	8.5%

Indefinite-Lived Franchise Rights Acquired Interim Impairment Test

During the quarter ended October 1, 2022, we identified various qualitative and quantitative factors which collectively, when combined with the Annual Impairment Headroom discussed above for the United States, Canada and New Zealand units of account, indicated a triggering event had occurred within these units of account. These factors included actual business performance as compared to the assumptions used in our annual impairment test, the continued decline in our market capitalization and market factors, including the increase in interest rates. As a result of this triggering event, we performed an interim impairment test of these units of account. In performing this interim impairment test as of October 1, 2022, we determined that the carrying amounts of our United States, Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, we recorded impairment charges for our United States, Canada and New Zealand units of account of $298.3 million, $13.3 million and $1.1 million, respectively, in the third quarter of fiscal 2022. The preponderance of these impairments was driven by the increased weighted-average cost of capital used in this interim impairment test of 13.4% as compared to the weighted-average cost of capital used in the May 8, 2022 annual impairment test of its indefinite-lived franchise rights acquired of 9.6%, reflecting market factors including higher interest rates and the trading values of our equity and debt.

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

In performing this interim impairment analysis, in our hypothetical start-up approach analysis, for the year of maturity, we assumed Workshops + Digital revenue (comprised of Workshops + Digital Fees and revenues from products sold to members in studios) growth of 20.2% to 57.6% in the year of maturity from fiscal 2021, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 2.5%. For the year of maturity and beyond, we assumed operating income margin rates of 2.3% to 8.8%. In our relief from royalty approach, we assumed Digital revenue growth in each country of (21.5%) to 1.6% for fiscal 2022.

Based on the results of our October 1, 2022 interim franchise rights acquired impairment test performed for our United States, Canada and New Zealand units of account, which hold 91.5%, 4.4% and 0.5%, respectively, of our franchise rights acquired as of the October 1, 2022 balance sheet date, the estimated fair values of these units of account were equal to their respective carrying values. Accordingly, a change in the underlying assumptions for the United States, Canada and New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to the United States, Canada and New Zealand, for which the net book values were $400.1 million, $19.3 million and $2.1 million, respectively, as of October 1, 2022.

Any impairment test is highly dependent on the assumptions used. The most significant assumptions used in the interim impairment test discussed above were the discount rate applied and the Digital revenue growth rates. We applied a discount rate of 13.4% based on our actual weighted-average cost of capital, which included the cost of equity and the cost of debt. We projected Digital revenues based upon our current and past performance. Changes in these assumptions would have a significant impact on the valuation model. Holding all other assumptions constant, a hypothetical 50 basis point increase in our discount rate assumption would decrease the fair values of the United States, Canada and New Zealand units of account by approximately 5.5%, 5.4% and 4.2%, respectively, which would result in additional impairment charges. Holding all other assumptions constant, a hypothetical 1% reduction in projected Digital revenues for each year in the analysis would decrease the fair values of the United States, Canada and New Zealand units of account by approximately 0.9%, 1.2% and 1.0%, respectively, which would also result in additional impairment charges.

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

COVID-19 PANDEMIC

The novel coronavirus (including its variants, COVID-19) pandemic continues to evolve and have unpredictable impacts on consumer sentiment and behavior, which in turn have impacted and may impact our business performance and operations. We have seen significant shifts in consumer sentiment with respect to the weight loss and wellness marketplace, which we believe in part is attributable to the evolution of the pandemic. COVID-19 had a significant effect on our recruitments starting in March 2020. Our Workshops + Digital recruitments were substantially negatively impacted during the first year of the pandemic. While Digital recruitments were strong in the beginning of the COVID-19 pandemic, a subsequent turn in consumer sentiment drove a decline in Digital recruitments. Given the long-term subscription model of our business, these declines in recruitment continued to impact the number of our End of Period Subscribers in the third quarter of fiscal 2022, which declined compared to the prior year period. Additionally, our mix shift toward our Digital business, which was significant during the onset of the pandemic, especially when amplified by the nature of our subscription business, negatively impacted revenue. Over the longer term, it remains uncertain how the COVID-19 pandemic will impact consumer demand for our products and services and consumer preferences and behavior generally.

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

While we expect the effects of the pandemic and the related responses, including shifts in consumer sentiment and behavior, to negatively impact our results of operations, cash flows and financial position, the uncertainty of the full extent of the duration and severity of the consumer, economic and operational impacts of COVID-19 means we cannot reasonably estimate the related financial impact at this time. This dynamic situation continues to drive uncertainty at the macroeconomic, local and consumer levels. We continue to actively monitor the ongoing global outbreak of COVID-19 and its impact and related developments. For more information, see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for fiscal 2021.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 1, 2022 COMPARED TO THE THREE MONTHS ENDED OCTOBER 2, 2021

The table below sets forth selected financial information for the third quarter of fiscal 2022 from our consolidated statements of net income for the three months ended October 1, 2022 versus selected financial information for the third quarter of fiscal 2021 from our consolidated statements of net income for the three months ended October 2, 2021.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	October 1, 2022	October 2, 2021	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$249.7	$293.5	$(43.8)	(14.9%)		(10.7%)
Cost of revenues	97.4	115.5	(18.1)	(15.7%)		(12.7%)
Gross profit	152.4	178.0	(25.7)	(14.4%)		(9.4%)
Gross Margin %	61.0%	60.7%

Marketing expenses	35.7	34.6	1.1	3.3%		9.2%
Selling, general & administrative expenses	58.4	63.7	(5.3)	(8.3%)		(5.6%)
Franchise rights acquired impairments	312.7	—	312.7	100.0%		100.0%
Operating (loss) income	(254.5)	79.7	(334.3)	(100.0%)	*	(100.0%)	*
Operating (Loss) Income Margin %	(101.9%)	27.2%

Interest expense	20.9	19.3	1.6	8.4%		8.4%
Other expense, net	1.3	0.8	0.6	76.0%		76.0%
(Loss) income before income taxes	(276.8)	59.7	(336.5)	(100.0%)	*	(100.0%)	*

(Benefit from) provision for income taxes	(70.7)	13.3	(84.1)	(100.0%)	*	(100.0%)	*
Net (loss) income	$(206.0)	$46.3	$(252.4)	(100.0%)	*	(100.0%)	*

Weighted average diluted shares outstanding	70.4	70.9	(0.5)	(0.7%)		(0.7%)
Diluted (net loss) earnings per share	$(2.93)	$0.65	$(3.58)	(100.0%)	*	(100.0%)	*

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the third quarter of fiscal 2022 are adjusted to exclude the impact of the $312.7 million of franchise rights acquired impairments and the net impact of the $3.6 million of 2022 plan restructuring charges and the $0.1 million of 2021 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended October 1, 2022 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	(Loss) Income
(in millions except percentages)	Profit	Margin	(Loss) Income	Margin
Third Quarter of Fiscal 2022	$152.4	61.0%	$(254.5)	(101.9%)
Adjustments to reported amounts (1)
Franchise rights acquired impairments	—		312.7
2022 plan restructuring charges	(0.1)		3.6
2021 plan restructuring charges	0.1		0.1
Total adjustments (1)	0.0		316.4
Third Quarter of Fiscal 2022, as adjusted (1)	$152.4	61.0%	$61.9	24.8%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the third quarter of fiscal 2022 to exclude the impact of the $312.7 million ($235.1 million after tax) of franchise rights acquired impairments and the net impact of the $3.6 million ($2.7 million after tax) of 2022 plan restructuring charges and the $0.1 million ($0.1 million after tax) of 2021 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the third quarter of fiscal 2021 are adjusted to exclude the net impact of the $9.3 million of 2021 plan restructuring charges and the reversal of $0.7 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended October 2, 2021 which have been adjusted.

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

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the third quarter of fiscal 2021 to exclude the net impact of the $9.3 million ($7.0 million after tax) of 2021 plan restructuring charges and the reversal of $0.7 million ($0.5 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for the third quarter of fiscal 2022 were $249.7 million, a decrease of $43.8 million, or 14.9%, versus the third quarter of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted our revenues in the third quarter of fiscal 2022 by $12.4 million, revenues for the third quarter of fiscal 2022 would have decreased 10.7% versus the prior year period. This decrease was driven primarily by lower Subscription Revenues reflecting lower sign-ups throughout fiscal 2022 primarily due to worsened consumer sentiment and our PersonalPoints program not resonating with consumers to the extent anticipated. This worsened consumer sentiment in fiscal 2022 was due in part to the evolution of the COVID-19 pandemic as well as the likely impact of certain macro factors including increasing inflation, social and political unrest and challenged economic growth. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Total cost of revenues for the third quarter of fiscal 2022 decreased $18.1 million, or 15.7%, versus the third quarter of fiscal 2021. Excluding the impact of foreign currency, which decreased cost of revenues in the third quarter of fiscal 2022 by $3.5 million, cost of revenues for the third quarter of fiscal 2022 would have decreased 12.7% versus the prior year period. Excluding the net impact of the $0.0 million of restructuring charges in the third quarter of fiscal 2022 and the net impact of the $4.9 million of restructuring charges in the third quarter of fiscal 2021, total cost of revenues for the third quarter of fiscal 2022 would have decreased by 11.9%, or 8.8% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the third quarter of fiscal 2022 decreased $25.7 million, or 14.4%, versus the third quarter of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted gross profit in the third quarter of fiscal 2022 by $9.0 million, gross profit for the third quarter of fiscal 2022 would have decreased 9.4% versus the prior year period. Excluding the net impact of the $0.0 million of restructuring charges in the third quarter of fiscal 2022 and the net impact of the $4.9 million of restructuring charges in the third quarter of fiscal 2021, gross profit for the third quarter of fiscal 2022 would have decreased by 16.7%, or 11.8% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin for the third quarter of fiscal 2022 increased to 61.0% versus 60.7% for the third quarter of fiscal 2021. Excluding the impact of foreign currency, gross margin in the third quarter of fiscal 2022 would have increased 0.9% to 61.5% versus the prior year period. Excluding the net impact of restructuring charges in the third quarter of fiscal 2022 and the net impact of restructuring charges in the third quarter of fiscal 2021, gross margin for the third quarter of fiscal 2022 would have decreased 1.3% to 61.0% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the third quarter of fiscal 2022 and the net impact of restructuring charges in the third quarter of fiscal 2021, gross margin for the third quarter of fiscal 2022 would have decreased 0.8% to 61.5% versus the prior year period. The gross margin decrease was driven primarily by a revenue mix shift away from our higher margin Digital business to our lower margin Workshops + Digital business.

Marketing

Marketing expenses for the third quarter of fiscal 2022 increased $1.1 million, or 3.3%, versus the third quarter of fiscal 2021. Excluding the impact of foreign currency, which decreased marketing expenses in the third quarter of fiscal 2022 by $2.1 million, marketing expenses for the third quarter of fiscal 2022 would have increased 9.2% versus the prior year period. This increase in marketing expenses was primarily due to an increase in online, social and TV media spend. Marketing expenses as a percentage of revenue for the third quarter of fiscal 2022 increased to 14.3% from 11.8% for the third quarter of fiscal 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the third quarter of fiscal 2022 decreased $5.3 million, or 8.3%, versus the third quarter of fiscal 2021. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in the third quarter of fiscal 2022 by $1.7 million, selling, general and administrative expenses for the third quarter of fiscal 2022 would have decreased 5.6% versus the prior year period. Excluding the net impact of the $3.7 million of restructuring charges in the third quarter of fiscal 2022 and the net impact of the $3.7 million of restructuring charges in the third quarter of fiscal 2021, selling, general and administrative expenses for the third quarter of fiscal 2022 would have decreased by 8.7%, or 5.8% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to an increase in capitalizable projects, lower salary costs and lower legal and professional fees. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2022 increased to 23.4% from 21.7% for the third quarter of fiscal 2021. Excluding the net impact of restructuring charges in the third quarter of fiscal 2022 and the net impact of restructuring charges in the third quarter of fiscal 2021, selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2022 would have increased by 1.5%, or 1.1% on a constant currency basis, versus the prior year period.

Impairment

In performing our interim impairment analysis as of October 1, 2022, we determined that the carrying amounts of our United States, Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our United States, Canada and New Zealand units of account of $298.3 million, $13.3 million and $1.1 million, respectively, in the third quarter of fiscal 2022.

Operating (Loss) Income

Operating loss for the third quarter of fiscal 2022 was $254.5 million compared to operating income for the third quarter of fiscal 2021 of $79.7 million. Operating loss for the third quarter of fiscal 2022 was negatively impacted by $4.3 million of foreign currency. Excluding the impact of the $312.7 million of franchise rights acquired impairments in third quarter of fiscal 2022, the net impact of the $3.7 million of restructuring charges in the third quarter of fiscal 2022 and the net impact of the $8.6 million of restructuring charges in the third quarter of fiscal 2021, operating income would have been $61.9 million for the third quarter of fiscal 2022, a decrease of 30.0%, or 24.1% on a constant currency basis, versus operating income in the prior year period. Operating loss margin for the third quarter of fiscal 2022 was 101.9% compared to operating income margin for the third quarter of fiscal 2021 of 27.2%. Excluding the impact of the franchise rights acquired impairments in the third quarter of fiscal 2022, the net impact of restructuring charges in the third quarter of fiscal 2022 and the net impact of restructuring charges in the third quarter of fiscal 2021, operating income margin would have been 24.8% for the third quarter of fiscal 2022, a decrease of 5.3%, or 4.5% on a constant currency basis, versus operating income margin in the prior year period. This decrease in operating income margin was driven by an increase in marketing expenses as a percentage of revenue, an increase in selling, general and administrative expenses as a percentage of revenue and a decrease in gross margin versus the prior year period.

Interest Expense

Interest expense for the third quarter of fiscal 2022 increased $1.6 million, or 8.4%, versus the third quarter of fiscal 2021. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2022 and the third quarter of fiscal 2021 and excluding the impact of our interest rate swaps then in effect, increased to 5.68% per annum at the end of the third quarter of fiscal 2022 from 4.69% per annum at the end of the third quarter of fiscal 2021. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2022 and the third quarter of fiscal 2021, increased to 5.77% per annum at the end of the third quarter of fiscal 2022 from 5.29% per annum at the end of the third quarter of fiscal 2021. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.6 million for the third quarter of fiscal 2022 to $1.3 million of expense as compared to $0.8 million of expense for the third quarter of fiscal 2021.

Tax

Our effective tax rate for the third quarter of fiscal 2022 was 25.6% as compared to 22.4% for the third quarter of fiscal 2021. The tax benefit for the third quarter of fiscal 2022 was impacted by a U.S. state tax rate change. For the third quarter of fiscal 2022, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income, or FDII. The tax expense for the third quarter of fiscal 2021 was impacted by the reversal of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized. For the third quarter of fiscal 2021, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII.

We continue to evaluate the realizability of our deferred tax assets and if our U.S. business continues to decline, it is possible that some or all of the business interest expense carryforward may not be used. While this carryforward has an indefinite life, a change in the valuation allowance is possible in the foreseeable future which could materially increase our tax expense in the period the valuation allowance is recognized.

Net (Loss) Income and Diluted (Net Loss) Earnings Per Share

Net loss for the third quarter of fiscal 2022 was $206.0 million compared to net income for the third quarter of fiscal 2021 of $46.3 million. Net loss for the third quarter of fiscal 2022 was negatively impacted by $2.7 million of foreign currency. Net loss for the third quarter of fiscal 2022 included a $235.1 million impact from the franchise rights acquired impairments and a $2.7 million net impact from restructuring charges. Net income for the third quarter of fiscal 2021 included a $6.5 million net impact from restructuring charges.

Diluted net loss per share for the third quarter of fiscal 2022 was $2.93 compared to earnings per fully diluted share, or EPS, of $0.65 for the third quarter of fiscal 2021. Diluted net loss per share for the third quarter of fiscal 2022 included a $3.34 impact from the franchise rights acquired impairments and a $0.04 net impact from restructuring charges. EPS for the third quarter of fiscal 2021 included a $0.09 net impact from restructuring charges. Additionally, EPS for the third quarter of fiscal 2021 included a $0.02 tax benefit due to the reversal of a valuation allowance related to foreign losses that are now expected to be realized.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the third quarter of fiscal 2022 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q3 2022
	GAAP			Constant Currency
	Subscription Revenues	Product Sales & Other	Total Revenues	Subscription Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$154.8	$21.2	$176.1	$155.2	$21.3	$176.5	34.0	2,805.1	2,463.8
CE	51.2	5.3	56.5	60.0	6.2	66.2	13.6	1,118.9	1,009.7
UK	9.5	1.4	10.9	11.1	1.7	12.8	3.2	254.8	234.0
Other (1)	5.2	1.0	6.2	5.6	1.1	6.7	1.1	88.7	86.1
Total	$220.7	$29.0	$249.7	$231.9	$30.2	$262.2	51.9	4,267.5	3,793.6

	% Change Q3 2022 vs. Q3 2021
North America	(12.4%)	0.8%	(11.0%)	(12.2%)	1.0%	(10.8%)	(13.5%)	(11.2%)	(15.6%)
CE	(21.5%)	(20.9%)	(21.5%)	(8.0%)	(7.1%)	(8.0%)	(12.5%)	(12.2%)	(12.6%)
UK	(30.1%)	(32.4%)	(30.4%)	(18.2%)	(20.9%)	(18.6%)	(20.1%)	(24.4%)	(20.0%)
Other (1)	(23.9%)	(17.5%)	(22.9%)	(18.0%)	(13.0%)	(17.2%)	(11.1%)	(9.6%)	(11.0%)
Total	(15.9%)	(6.8%)	(14.9%)	(11.6%)	(2.8%)	(10.7%)	(13.6%)	(12.3%)	(15.0%)

Note: Totals may not sum due to rounding.

(1)
Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q3 2022
	Digital Subscription Revenues					Workshops + Digital Fees
	GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
				(in thousands)					(in thousands)
North America	$102.7	$103.0	26.3	2,174.6	1,908.4	$52.1	$52.2	7.8	630.5	555.4
CE	43.6	51.1	12.1	1,009.8	898.1	7.6	8.9	1.5	109.1	111.6
UK	5.7	6.7	2.3	182.8	168.6	3.8	4.4	0.9	72.0	65.4
Other (1)	3.8	4.1	0.9	72.8	70.9	1.4	1.5	0.2	15.9	15.2
Total	$155.9	$164.9	41.6	3,440.0	3,046.1	$64.9	$67.0	10.3	827.6	747.6

	% Change Q3 2022 vs. Q3 2021
North America	(17.9%)	(17.7%)	(17.8%)	(16.5%)	(18.5%)	0.9%	1.1%	5.7%	13.8%	(3.7%)
CE	(22.8%)	(9.6%)	(15.5%)	(14.4%)	(15.5%)	(13.1%)	1.9%	23.8%	15.7%	21.0%
UK	(36.8%)	(26.0%)	(24.4%)	(29.9%)	(23.0%)	(16.9%)	(2.7%)	(7.0%)	(5.9%)	(11.1%)
Other (1)	(18.2%)	(11.9%)	(6.0%)	(2.6%)	(7.5%)	(36.2%)	(31.0%)	(28.8%)	(32.0%)	(24.3%)
Total	(20.2%)	(15.6%)	(17.3%)	(16.5%)	(17.7%)	(3.3%)	(0.1%)	5.6%	10.6%	(2.0%)

Note: Totals may not sum due to rounding.

(1)
Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues for the third quarter of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues. The decrease in Subscription Revenues for the third quarter of fiscal 2022 versus the prior year period was driven by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the lower number of Incoming Digital Subscribers at the beginning of the third quarter of fiscal 2022 versus the beginning of the third quarter of fiscal 2021 and the recruitment decline during the third quarter of fiscal 2022 as compared to the prior year period. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in North America Total Paid Weeks for the third quarter of fiscal 2022 versus the prior year period was driven primarily by both the lower number of Total Incoming Subscribers at the beginning of the third quarter of fiscal 2022 versus the beginning of the third quarter of fiscal 2021 and lower recruitments for the third quarter of fiscal 2022 versus the prior year period. For the third quarter of fiscal 2022, Workshops + Digital Fees, Workshops + Digital Paid Weeks and End of Period Workshops + Digital Subscribers all substantially benefited from the transition of our former Digital 360 members from the Digital business to the Workshops + Digital business during the second and third quarters of fiscal 2022 as previously disclosed.

The slight increase in North America product sales and other for the third quarter of fiscal 2022 versus the prior year period was driven primarily by an increase in licensing, partially offset by a decrease in product sales.

Continental Europe Performance

The decrease in Continental Europe revenues for the third quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues for the third quarter of fiscal 2022 versus the prior year period was driven by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the lower number of Incoming Digital Subscribers at the beginning of the third quarter of fiscal 2022 versus the beginning of the third quarter of fiscal 2021 and the recruitment decline during the third quarter of fiscal 2022 as compared to the prior year period. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in Continental Europe Total Paid Weeks for the third quarter of fiscal 2022 versus the prior year period was driven primarily by both lower recruitments for the third quarter of fiscal 2022 versus the prior year period and the lower number of Total Incoming Subscribers at the beginning of the third quarter of fiscal 2022 versus the beginning of the third quarter of fiscal 2021.

The decrease in Continental Europe product sales and other for the third quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in product sales.

United Kingdom Performance

The decrease in UK revenues for the third quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues for the third quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the lower number of Incoming Digital Subscribers at the beginning of the third quarter of fiscal 2022 versus the beginning of the third quarter of fiscal 2021 and the recruitment decline during the third quarter of fiscal 2022 as compared to the prior year period. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in UK Total Paid Weeks for the third quarter of fiscal 2022 versus the prior year period was driven primarily by both the lower number of Total Incoming Subscribers at the beginning of the third quarter of fiscal 2022 versus the beginning of the third quarter of fiscal 2021 and lower recruitments for the third quarter of fiscal 2022 versus the prior year period.

The decrease in UK product sales and other for the third quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

Other Performance

The decrease in Other revenues for the third quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues for the third quarter of fiscal 2022 versus the prior year period was driven by both a decrease in Workshops + Digital Fees and a decrease in Digital Subscription Revenues. Subscription Revenues were negatively impacted by both the lower number of Total Incoming Subscribers at the beginning of the third quarter of fiscal 2022 versus the beginning of the third quarter of fiscal 2021 and the recruitment decline during the third quarter of fiscal 2022 as compared to the prior year period. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated.

The decrease in Other product sales and other for the third quarter of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

RESULTS OF OPERATIONS

NINE MONTHS ENDED OCTOBER 1, 2022 COMPARED TO THE NINE MONTHS ENDED OCTOBER 2, 2021

The table below sets forth selected financial information for the first nine months of fiscal 2022 from our consolidated statements of net income for the nine months ended October 1, 2022 versus selected financial information for the first nine months of fiscal 2021 from our consolidated statements of net income for the nine months ended October 2, 2021.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Nine Months Ended
	October 1, 2022	October 2, 2021	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$816.9	$936.7	$(119.7)	(12.8%)		(9.6%)
Cost of revenues	321.5	379.2	(57.7)	(15.2%)		(13.0%)
Gross profit	495.4	557.5	(62.1)	(11.1%)		(7.3%)
Gross Margin %	60.6%	59.5%

Marketing expenses	195.1	208.7	(13.5)	(6.5%)		(3.6%)
Selling, general & administrative expenses	193.3	206.6	(13.3)	(6.4%)		(4.5%)
Franchise rights acquired and goodwill impairments	339.2	—	339.2	100.0%		100.0%
Operating (loss) income	(232.2)	142.2	(374.4)	(100.0%)	*	(100.0%)	*
Operating (Loss) Income Margin %	(28.4%)	15.2%

Interest expense	58.8	68.7	(9.9)	(14.4%)		(14.4%)
Other expense, net	3.3	0.9	2.4	100.0%	*	100.0%	*
Early extinguishment of debt	—	29.2	(29.2)	(100.0%)		(100.0%)
(Loss) income before income taxes	(294.3)	43.5	(337.8)	(100.0%)	*	(100.0%)	*

(Benefit from) provision for income taxes	(75.4)	6.5	(81.9)	(100.0%)	*	(100.0%)	*
Net (loss) income	$(218.9)	$37.0	$(255.9)	(100.0%)	*	(100.0%)	*

Weighted average diluted shares outstanding	70.3	70.9	(0.6)	(0.9%)		(0.9%)
Diluted (net loss) earnings per share	$(3.12)	$0.52	$(3.64)	(100.0%)	*	(100.0%)	*

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the first nine months of fiscal 2022 are adjusted to exclude the impact of the $339.2 million of franchise rights acquired and goodwill impairments and the net impact of the $22.7 million of 2022 plan restructuring charges, the reversal of $0.2 million of 2021 plan restructuring charges and the reversal of $0.1 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the first nine months ended October 1, 2022 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	(Loss) Income
(in millions except percentages)	Profit	Margin	(Loss) Income	Margin
First Nine Months of Fiscal 2022	$495.4	60.6%	$(232.2)	(28.4%)
Adjustments to reported amounts (1)
Franchise rights acquired and goodwill impairments	—		339.2
2022 plan restructuring charges	4.4		22.7
2021 plan restructuring charges	(0.4)		(0.2)
2020 plan restructuring charges	(0.1)		(0.1)
Total adjustments (1)	3.9		361.5
First Nine Months of Fiscal 2022, as adjusted (1)	$499.3	61.1%	$129.3	15.8%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first nine months of fiscal 2022 to exclude the impact of the $339.2 million ($256.4 million after tax) of franchise rights acquired and goodwill impairments and the net impact of the $22.7 million ($17.0 million after tax) of 2022 plan restructuring charges, the reversal of $0.2 million ($0.1 million after tax) of 2021 plan restructuring charges and the reversal of $0.1 million ($0.1 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first nine months of fiscal 2021 are adjusted to exclude the net impact of the $20.9 million of 2021 plan restructuring charges and the reversal of $1.5 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the first nine months ended October 2, 2021 which have been adjusted.

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

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first nine months of fiscal 2021 to exclude the net impact of the $20.9 million ($15.6 million after tax) of 2021 plan restructuring charges and the reversal of $1.5 million ($1.1 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for the first nine months of fiscal 2022 were $816.9 million, a decrease of $119.7 million, or 12.8%, versus the first nine months of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted our revenues in the first nine months of fiscal 2022 by $29.5 million, revenues for the first nine months of fiscal 2022 would have decreased 9.6% versus the prior year period. This decrease was driven primarily by lower Subscription Revenues reflecting lower sign-ups primarily due to worsened consumer sentiment and our PersonalPoints program not resonating with consumers to the extent anticipated. This worsened consumer sentiment was due in part to the evolution of the COVID-19 pandemic as well as the likely impact of certain macro factors including increasing inflation, social and political unrest and challenged economic growth. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Total cost of revenues for the first nine months of fiscal 2022 decreased $57.7 million, or 15.2%, versus the first nine months of fiscal 2021. Excluding the impact of foreign currency, which decreased cost of revenues in the first nine months of fiscal 2022 by $8.3 million, cost of revenues for the first nine months of fiscal 2022 would have decreased 13.0% versus the prior year period. Excluding the net impact of the $3.9 million of restructuring charges in the first nine months of fiscal 2022 and the net impact of the $15.1 million of restructuring charges in the first nine months of fiscal 2021, total cost of revenues for the first nine months of fiscal 2022 would have decreased by 12.7%, or 10.5% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the first nine months of fiscal 2022 decreased $62.1 million, or 11.1%, versus the first nine months of fiscal 2021. Excluding the impact of foreign currency, which negatively impacted gross profit in the first nine months of fiscal 2022 by $21.1 million, gross profit for the first nine months of fiscal 2022 would have decreased 7.3% versus the prior year period. Excluding the net impact of the $3.9 million of restructuring charges in the first nine months of fiscal 2022 and the net impact of the $15.1 million of restructuring charges in the first nine months of fiscal 2021, gross profit for the first nine months of fiscal 2022 would have decreased by 12.8%, or 9.1% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin for the first nine months of fiscal 2022 increased to 60.6% versus 59.5% for the first nine months of fiscal 2021. Excluding the impact of foreign currency, gross margin in the first nine months of fiscal 2022 would have increased 1.5% to 61.0% versus the prior year period. Excluding the net impact of restructuring charges in the first nine months of fiscal 2022 and the net impact of restructuring charges in the first nine months of fiscal 2021, gross margin for the first nine months of fiscal 2022 would have been flat at 61.1% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the first nine months of fiscal 2022 and the net impact of restructuring charges in the first nine months of fiscal 2021, gross margin for the first nine months of fiscal 2022 would have increased 0.4% to 61.5% versus the prior year period. The gross margin increase was driven primarily by margin expansion in the Workshops + Digital business resulting from a more efficient studio footprint and a reduction in labor costs.

Marketing

Marketing expenses for the first nine months of fiscal 2022 decreased $13.5 million, or 6.5%, versus the first nine months of fiscal 2021. Excluding the impact of foreign currency, which decreased marketing expenses in the first nine months of fiscal 2022 by $6.1 million, marketing expenses for the first nine months of fiscal 2022 would have decreased 3.6% versus the prior year period. This decrease in marketing expenses was primarily due to a decline in TV media. Marketing expenses as a percentage of revenue for the first nine months of fiscal 2022 increased to 23.9% from 22.3% for the first nine months of fiscal 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the first nine months of fiscal 2022 decreased $13.3 million, or 6.4%, versus the first nine months of fiscal 2021. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in the first nine months of fiscal 2022 by $4.0 million, selling, general and administrative expenses for the first nine months of fiscal 2022 would have decreased 4.5% versus the prior year period. Excluding the impact of the $18.5 million of restructuring charges in the first nine months of fiscal 2022 and the net impact of the $4.3 million of restructuring charges in the first nine months of fiscal 2021, selling, general and administrative expenses for the first nine months of fiscal 2022 would have decreased by 13.6%, or 11.6% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to lower stock compensation expense, lower salary costs, lower professional fees and an increase in capitalizable projects. Selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2022 increased to 23.7% from 22.1% for the first nine months of fiscal 2021. Excluding the impact of restructuring charges in the first nine months of fiscal 2022 and the net impact of restructuring charges in the first nine months of fiscal 2021, selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2022 would have decreased by 0.2%, or 0.5% on a constant currency basis, versus the prior year period.

Impairments

In performing our interim impairment analysis as of October 1, 2022, we determined that the carrying amounts of our United States, Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our United States, Canada and New Zealand units of account of $298.3 million, $13.3 million and $1.1 million, respectively, in the third quarter of fiscal 2022.

In performing our annual impairment analysis as of May 8, 2022, we determined that the carrying amounts of our Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our Canada and New Zealand units of account of $24.5 million and $0.8 million, respectively, in the second quarter of fiscal 2022. In addition, we determined in the second quarter of fiscal 2022 to exit the Kurbo business in the third quarter of fiscal 2022 as part of our strategic plan. As a result of this determination, we recorded an impairment charge of $1.1 million in the second quarter of fiscal 2022, which comprised the entire goodwill balance for Kurbo.

Operating (Loss) Income

Operating loss for the first nine months of fiscal 2022 was $232.2 million compared to operating income for the first nine months of fiscal 2021 of $142.2 million. Operating loss for the first nine months of fiscal 2022 was negatively impacted by $8.9 million of foreign currency. Excluding the impact of the $339.2 million of franchise rights acquired and goodwill impairments in the first nine months of fiscal 2022, the net impact of the $22.4 million of restructuring charges in the first nine months of fiscal 2022 and the net impact of the $19.4 million of restructuring charges in the first nine months of fiscal 2021, operating income would have been $129.3 million for the first nine months of fiscal 2022, a decrease of 20.0%, or 13.1% on a constant currency basis, versus operating income in the prior year period. Operating loss margin for the first nine months of fiscal 2022 was 28.4% compared to operating income margin for the first nine months of fiscal 2021 of 15.2%. Excluding the impact of the franchise rights acquired and goodwill impairments in the first nine months of fiscal 2022, the net impact of restructuring charges in the first nine months of fiscal 2022 and the net impact of restructuring charges in the first nine months of fiscal 2021, operating income margin would have been 15.8% for the first nine months of fiscal 2022, a decrease of 1.4%, or 0.7% on a constant currency basis, versus operating income margin in the prior year period. This decrease in operating income margin was driven by an increase in marketing expenses as a percentage of revenue, partially offset by a decrease in selling, general and administrative expenses as a percentage of revenue and an increase in gross margin, versus the prior year period.

Interest Expense

Interest expense for the first nine months of fiscal 2022 decreased $9.9 million, or 14.4%, versus the first nine months of fiscal 2021. The decrease in interest expense was driven primarily by lower interest rates under our Term Loan Facility and on our Senior Secured Notes (as defined below) as a result of our April 2021 debt refinancing (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2022 and the first nine months of fiscal 2021 and excluding the impact of our interest rate swaps then in effect, decreased to 4.98% per annum at the end of the first nine months of fiscal 2022 from 5.28% per annum at the end of the first nine months of fiscal 2021. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2022 and the first nine months of fiscal 2021, decreased to 5.40% per annum at the end of the first nine months of fiscal 2022 from 6.00% per annum at the end of the first nine months of fiscal 2021. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $2.4 million for the first nine months of fiscal 2022 to $3.3 million of expense as compared to $0.9 million of expense for the first nine months of fiscal 2021.

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

Tax

Our effective tax rate for the first nine months of fiscal 2022 was 25.6% as compared to 14.9% for the first nine months of fiscal 2021. The tax benefit for the first nine months of fiscal 2022 was impacted by out-of-period income tax adjustments and a U.S. state tax rate change, partially offset by tax shortfalls from stock compensation. For the first nine months of fiscal 2022, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII. The tax expense for the first nine months of fiscal 2021 was impacted by tax windfalls from stock compensation and the reversal of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized. For the first nine months of fiscal 2021, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII.

We continue to evaluate the realizability of our deferred tax assets and if our U.S. business continues to decline, it is possible that some or all of the business interest expense carryforward may not be used. While this carryforward has an indefinite life, a change in the valuation allowance is possible in the foreseeable future which could materially increase our tax expense in the period the valuation allowance is recognized.

Net (Loss) Income and Diluted (Net Loss) Earnings Per Share

Net loss for the first nine months of fiscal 2022 was $218.9 million compared to net income for the first nine months of fiscal 2021 of $37.0 million. Net loss for the first nine months of fiscal 2022 was negatively impacted by $5.7 million of foreign currency. Net loss for the first nine months of fiscal 2022 included a $256.4 million impact from franchise rights acquired and goodwill impairments and a $16.7 million net impact from restructuring charges. Net income for the first nine months of fiscal 2021 included a $21.8 million impact from the write-off of fees related to our April 2021 debt refinancing and an $14.5 million net impact from restructuring charges.

Diluted net loss per share for the first nine months of fiscal 2022 was $3.12 compared to EPS of $0.52 for the first nine months of fiscal 2021. Diluted net loss per share for the first nine months of fiscal 2022 included a $3.65 impact from franchise rights acquired and goodwill impairments and a $0.24 net impact from restructuring charges. EPS for the first nine months of fiscal 2021 included a $0.31 impact from the write-off of fees related to our April 2021 debt refinancing and a $0.20 net impact from restructuring charges. Additionally, EPS in the first nine months of fiscal 2021 included a $0.02 tax benefit due to the reversal of a valuation allowance related to foreign losses that are now expected to be realized.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first nine months of fiscal 2022 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2022
	GAAP			Constant Currency
	Subscription Revenues	Product Sales & Other	Total Revenues	Subscription Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$498.0	$70.4	$568.4	$498.8	$70.5	$569.3	110.5	2,734.9	2,463.8
CE	169.5	19.6	189.1	190.7	21.9	212.6	44.1	1,094.1	1,009.7
UK	32.6	5.5	38.1	35.8	6.0	41.8	10.1	245.0	234.0
Other (1)	18.0	3.3	21.3	19.2	3.5	22.7	3.6	94.5	86.1
Total	$718.1	$98.8	$816.9	$744.5	$101.9	$846.4	168.3	4,168.6	3,793.6

	% Change First Nine Months of Fiscal 2022 vs. First Nine Months of Fiscal 2021
North America	(8.7%)	(13.2%)	(9.3%)	(8.6%)	(13.1%)	(9.2%)	(8.5%)	(3.1%)	(15.6%)
CE	(17.1%)	(28.1%)	(18.4%)	(6.7%)	(19.7%)	(8.3%)	(11.5%)	(7.2%)	(12.6%)
UK	(23.7%)	(39.0%)	(26.4%)	(16.2%)	(33.3%)	(19.2%)	(21.7%)	(24.3%)	(20.0%)
Other (1)	(19.2%)	(20.9%)	(19.5%)	(13.6%)	(16.8%)	(14.1%)	(8.5%)	(3.2%)	(11.0%)
Total	(11.9%)	(18.7%)	(12.8%)	(8.7%)	(16.2%)	(9.6%)	(10.2%)	(5.8%)	(15.0%)

Note: Totals may not sum due to rounding.

(1)
Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2022
	Digital Subscription Revenues					Workshops + Digital Fees
	GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
				(in thousands)					(in thousands)
North America	$342.5	$343.1	87.7	2,186.9	1,908.4	$155.6	$155.8	22.7	548.0	555.4
CE	145.9	164.1	39.9	998.5	898.1	23.6	26.6	4.2	95.7	111.6
UK	20.1	22.1	7.4	179.7	168.6	12.5	13.8	2.7	65.3	65.4
Other (1)	13.1	14.0	3.0	76.0	70.9	4.9	5.2	0.7	18.5	15.2
Total	$521.6	$543.2	138.1	3,441.1	3,046.1	$196.5	$201.3	30.3	727.4	747.6

	% Change First Nine Months of Fiscal 2022 vs. First Nine Months of Fiscal 2021
North America	(11.6%)	(11.4%)	(11.9%)	(6.3%)	(18.5%)	(1.7%)	(1.6%)	7.4%	12.3%	(3.7%)
CE	(17.1%)	(6.8%)	(12.8%)	(5.8%)	(15.5%)	(16.9%)	(6.3%)	3.5%	(20.1%)	21.0%
UK	(29.2%)	(22.4%)	(25.1%)	(23.5%)	(23.0%)	(12.7%)	(3.9%)	(10.7%)	(26.2%)	(11.1%)
Other (1)	(11.7%)	(5.6%)	(2.4%)	2.8%	(7.5%)	(34.1%)	(29.6%)	(28.8%)	(21.9%)	(24.3%)
Total	(14.0%)	(10.5%)	(12.8%)	(7.1%)	(17.7%)	(5.7%)	(3.4%)	3.8%	1.0%	(2.0%)

Note: Totals may not sum due to rounding.

(1)
Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues for the first nine months of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the first nine months of fiscal 2022 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the recruitment decline during the first nine months of fiscal 2022 as compared to the prior year period and the lower number of Incoming Digital Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in North America Total Paid Weeks for the first nine months of fiscal 2022 versus the prior year period was driven primarily by both lower recruitments for the first nine months of fiscal 2022 versus the prior year period and the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. For the first nine months of fiscal 2022, Workshops + Digital Fees, Workshops + Digital Paid Weeks and End of Period Workshops + Digital Subscribers all substantially benefited from the transition of our former Digital 360 members from the Digital business to the Workshops + Digital business during the second and third quarters of fiscal 2022 as previously disclosed.

The decrease in North America product sales and other for the first nine months of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

Continental Europe Performance

The decrease in Continental Europe revenues for the first nine months of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the first nine months of fiscal 2022 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the recruitment decline during the first nine months of fiscal 2022 as compared to the prior year period and the lower number of Incoming Digital Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in Continental Europe Total Paid Weeks for the first nine months of fiscal 2022 versus the prior year period was driven primarily by both lower recruitments for the first nine months of fiscal 2022 versus the prior year period and the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021.

The decrease in Continental Europe product sales and other for the first nine months of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

United Kingdom Performance

The decrease in UK revenues for the first nine months of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the first nine months of fiscal 2022 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the lower number of Incoming Digital Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021 and the recruitment decline during the first nine months of fiscal 2022 as compared to the prior year period. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in UK Total Paid Weeks for the first nine months of fiscal 2022 versus the prior year period was driven primarily by both the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021 and lower recruitments for the first nine months of fiscal 2022 versus the prior year period.

The decrease in UK product sales and other for the first nine months of fiscal 2022 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

Other Performance

The decrease in Other revenues for the first nine months of fiscal 2022 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the first nine months of fiscal 2022 versus the prior year period was driven by a decrease in Workshops + Digital Fees and, to a lesser extent, a decrease in Digital Subscription Revenues. Subscription Revenues were negatively impacted by both the recruitment decline during the first nine months of fiscal 2022 as compared to the prior year period and the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated.

The decrease in Other product sales and other for the first nine months of fiscal 2022 versus the prior year period was driven primarily by a decrease in product sales, licensing and franchise commissions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We currently believe that cash generated by operations, our cash on hand of approximately $188.3 million at October 1, 2022, our availability under our Revolving Credit Facility (as defined below) at October 1, 2022 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. See “—Long-Term Debt” for additional details on this refinancing. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity. The evolving nature, and uncertain economic impact, of the current demand environment may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to fully access our Revolving Credit Facility, may be adversely affected.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents at:

	October 1,	January 1,	Increase/
	2022	2022	(Decrease)
	(in millions)
Total current assets	$289.8	$271.2	$18.6
Total current liabilities	200.0	229.1	(29.2)
Working capital surplus	89.8	42.0	(47.8)
Cash and cash equivalents	188.3	153.8	34.5
Working capital deficit, excluding cash and cash equivalents	$(98.5)	$(111.8)	$(13.3)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $13.3 million decrease in our working capital deficit, excluding cash and cash equivalents:

				Impact to
	October 1,	January 1,	Increase/	Working
	2022	2022	(Decrease)	Capital Deficit
	(in millions)
Derivative (receivable) payable, net	$(8.6)	$14.7	$(23.3)	$(23.3)
Deferred revenue	$39.8	$45.9	$(6.1)	$(6.1)
Operational liabilities and other, net of assets	$50.9	$54.7	$(3.8)	$(3.8)
Portion of operating lease liabilities due within one year	$18.5	$20.3	$(1.8)	$(1.8)
Income taxes payable	$1.8	$1.7	$0.1	$0.1
Accrued interest	$10.8	$5.1	$5.8	$5.8
Prepaid income taxes	$14.7	$30.5	$(15.8)	$15.8
Working capital deficit change, excluding cash and cash equivalents				$(13.3)

Note: Totals may not sum due to rounding.

The change in derivative (receivable) payable, net was due to a change in fair value driven by the change in interest rates. The decrease in deferred revenue was driven primarily by lower signups compared to the prior year. The increase in accrued interest was due to the timing of debt principal payments. The decrease in prepaid income taxes was driven primarily by the timing of tax payments.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended:

	October 1,	October 2,
	2022	2021
	(in millions)
Net cash provided by operating activities	$80.5	$125.4
Net cash used for investing activities	$(33.7)	$(43.6)
Net cash used for financing activities	$(2.1)	$(55.9)

Operating Activities

First Nine Months of Fiscal 2022

Cash flows provided by operating activities of $80.5 million for the first nine months of fiscal 2022 reflected a decrease of $44.8 million from $125.4 million of cash flows provided by operating activities for the first nine months of fiscal 2021. The decrease in cash provided by operating activities was primarily the result of a decrease in net income, partially offset by an increase in non-cash add-back adjustments in the first nine months of fiscal 2022 as compared to the prior year period.

First Nine Months of Fiscal 2021

Cash flows provided by operating activities of $125.4 million for the first nine months of fiscal 2021 reflected a decrease of $2.1 million from $127.4 million of cash flows provided by operating activities for the first nine months of fiscal 2020.

Investing Activities

First Nine Months of Fiscal 2022

Net cash used for investing activities totaled $33.7 million for the first nine months of fiscal 2022, a decrease of $9.9 million as compared to the first nine months of fiscal 2021. This decrease was primarily attributable to a decrease in cash paid for acquisitions in the first nine months of fiscal 2022 as compared to the prior year period.

First Nine Months of Fiscal 2021

Net cash used for investing activities totaled $43.6 million for the first nine months of fiscal 2021, a decrease of $4.2 million as compared to the first nine months of fiscal 2020. This decrease was primarily attributable to lower capital expenditures, partially offset by an increase in cash paid for acquisitions, in the first nine months of fiscal 2021 as compared to the prior year period.

Financing Activities

First Nine Months of Fiscal 2022

Net cash used for financing activities totaled $2.1 million for the first nine months of fiscal 2022, a decrease of $53.8 million as compared to the first nine months of fiscal 2021. This decrease was primarily attributable to the April 13, 2021 payment in full of approximately $1.2 billion of borrowings under our then-existing credit facilities and redemption of all of the $300.0 million aggregate principal amount of our then-existing senior notes, as well as the payment in aggregate of $37.0 million of prepayment penalties, financing costs and debt discount in connection with the April 2021 debt refinancing in the first nine months of fiscal 2021. In addition, there was $19.3 million used for scheduled debt repayments under our then-existing term loan facility in the first quarter of fiscal 2021 and $2.5 million used for scheduled debt repayments under our Term Loan Facility (as defined below) in the third quarter of fiscal 2021. These payments were partially offset by the proceeds received of $1,000.0 million in an aggregate principal amount of borrowings under our Term Loan Facility and proceeds received from the issuance of $500.0 million in aggregate principal amount of our Senior Secured Notes (as defined below) in connection with our April 2021 debt refinancing in the first nine months of fiscal 2021. See “—Long-Term Debt” for additional details on debt.

First Nine Months of Fiscal 2021

Net cash used for financing activities totaled $55.9 million for the first nine months of fiscal 2021 primarily due to the April 13, 2021 payment in full of approximately $1.2 billion of borrowings under our then-existing credit facilities and redemption of all of the $300.0 million aggregate principal amount of our then-existing senior notes, as well as the payment in aggregate of $37.0 million of prepayment penalties, financing costs and debt discount in connection with the April 2021 debt refinancing. In addition, there was $19.3 million used for scheduled debt repayments under our then-existing term loan facility in the first quarter of fiscal 2021 and $2.5 million used for scheduled debt repayments under our Term Loan Facility in the third quarter of fiscal 2021. These payments were partially offset by the proceeds received of $1,000.0 million in an aggregate principal amount of borrowings under our Term Loan Facility and proceeds received from the issuance of $500.0 million in aggregate principal amount of our Senior Secured Notes in connection with our April 2021 debt refinancing. See “—Long-Term Debt” for additional details on debt.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at October 1, 2022:

Long-Term Debt

At October 1, 2022

(Balances in millions)

October 1, 2022
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	11.1
Unamortized debt discount	12.6
Total long-term debt	$1,421.2

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

As of October 1, 2022, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.9 million of availability and $1.1 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility as of October 1, 2022.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of October 1, 2022, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that we and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including with the first fiscal quarter of 2023, with a step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including with the first fiscal quarter of 2024, with an additional step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including with the first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of October 1, 2022, our actual Consolidated First Lien Leverage Ratio was 4.99:1.00 and there were no borrowings under our Revolving Credit Facility and total letters of credit issued were $1.1 million. We expect we may not be able to satisfy the Consolidated First Lien Leverage Ratio in the near future, and as a result, the amount of funds we are able to borrow under the Revolving Credit Facility would be effectively limited.

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

Outstanding Debt

At October 1, 2022, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At October 1, 2022 and January 1, 2022, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 11 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 4.98% and 5.11% per annum at October 1, 2022 and January 1, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 5.28% and 5.62% per annum at October 1, 2022 and January 1, 2022, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at October 1, 2022:

Total Debt Obligation

(Including Current Portion)

At October 1, 2022

(in millions)

Remainder of fiscal 2022	$—
Fiscal 2023	—
Fiscal 2024	—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	10.0
Thereafter	1,435.0
Total	$1,445.0

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At October 1, 2022 and October 2, 2021, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a gain of $9.9 million and a loss of $14.5 million, respectively. At October 1, 2022 and October 2, 2021, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $21.2 million and a loss of $6.5 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the nine months ended October 1, 2022 and October 2, 2021, we repurchased no shares of our common stock under this program.

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

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net (loss) income, the most comparable GAAP financial measure, for the three and nine months ended October 1, 2022 and October 2, 2021, and EBITDAS and Adjusted EBITDAS to net loss for the trailing twelve months ended October 1, 2022:

(in millions)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	Trailing Twelve Months
Net (loss) income	$(206.0)	$46.3	$(218.9)	$37.0	$(189.0)
Interest	20.9	19.3	58.8	68.7	78.0
Taxes	(70.7)	13.3	(75.4)	6.5	(72.1)
Depreciation and amortization	10.5	11.1	31.9	34.5	43.0
Stock-based compensation	3.4	3.4	10.4	16.6	15.1
EBITDAS	$(242.0)	$93.5	$(193.2)	$163.2	$(125.0)
Franchise rights acquired and goodwill impairments	312.7	—	339.2	—	339.2
2022 plan restructuring charges	3.6	—	22.7	—	22.7
2021 plan restructuring charges	0.1	9.3	(0.2)	20.9	0.4
2020 plan restructuring charges	—	(0.7)	(0.1)	(1.5)	(0.2)
Early extinguishment of debt	—	—	—	29.2	1.2
Adjusted EBITDAS (1)	$74.4	$102.1	$168.3	$211.7	$238.3

Note: Totals may not sum due to rounding.

(1)
The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of net income for the three months ended October 1, 2022 to exclude the impact of the $312.7 million of franchise rights acquired impairments and the net impact of the $3.6 million of 2022 plan restructuring charges and the $0.1 million of 2021 plan restructuring charges; (ii) adjusts the consolidated statements of net income for the three months ended October 2, 2021 to exclude the net impact of the $9.3 million of 2021 plan restructuring charges and the reversal of $0.7 million of 2020 plan restructuring charges; (iii) adjusts the consolidated statements of net income for the nine months ended October 1, 2022 to exclude the impact of the $339.2 million of franchise rights acquired and goodwill impairments and the net impact of the $22.7 million of 2022 plan restructuring charges, the reversal of $0.2 million of 2021 plan restructuring charges and the reversal of $0.1 million of 2020 plan restructuring charges; (iv) adjusts the consolidated statements of net income for the nine months ended October 2, 2021 to exclude the net impact of the $20.9 million of 2021 plan restructuring charges and the reversal of $1.5 million of 2020 plan restructuring charges and the impact of the $29.2 million early extinguishment of debt; and (v) adjusts EBITDAS for the trailing twelve months ended October 1, 2022 to exclude the impact of the $339.2 million of franchise rights acquired and goodwill impairments, the net impact of the $22.7 million of 2022 plan restructuring charges, the $0.4 million of 2021 plan restructuring charges and the reversal of $0.2 million of 2020 plan restructuring charges and the impact of the $1.2 million early extinguishment of debt. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of October 1, 2022, our net debt/Adjusted EBITDAS ratio was 5.2x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the nine months ended:

(in millions)

October 1, 2022
Total debt	$1,445.0
Less: Unamortized deferred financing costs	11.1
Less: Unamortized debt discount	12.6
Less: Cash on hand	188.3
Net debt	$1,232.9

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 1, 2022, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2021 have not materially changed from January 1, 2022.

At the end of the third quarter of fiscal 2022, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 3.50%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50%, referred to herein as the LIBOR Floor. In addition, as of October 1, 2022, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of October 1, 2022, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.0 million and a hypothetical 90 basis point decrease in interest rates would have decreased annual interest expense by approximately $4.0 million. This increase and decrease would have been driven primarily by the interest rate applicable to our Term Loan Facility.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2022, the end of the third quarter of fiscal 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the third quarter of fiscal 2022, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Nothing to report under this item.

ITEM 6. EXHIBITS

Exhibit Number	Description

*Exhibit 31.1	Rule 13a-14(a) Certification by Sima Sistani, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Amy O’Keefe, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: November 3, 2022	By:	/s/ Sima Sistani
Sima Sistani
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Amy O’Keefe
Amy O’Keefe
Chief Financial Officer (Principal Financial Officer)