Form 10-K
period 2022-12-31
WW INTERNATIONAL, INC.
filed 2023-03-06
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of July 1, 2022 (based upon the closing price of $6.73 per share of common stock as of July 1, 2022, the last business day of the registrant’s second fiscal quarter of 2022, as quoted on The Nasdaq Stock Market LLC) was $363,439,154. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and certain shareholders as of July 1, 2022 would be deemed stock held by affiliates.

The number of shares of common stock outstanding as of February 27, 2023 was 70,592,469.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 31, 2022.

WW International, Inc.

Annual Report on Form 10-K

i

PART I

BASIS OF PRESENTATION

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Annual Report on Form 10-K unless the context indicates otherwise: “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; and “Other” refers to Australia, New Zealand and emerging markets operations and franchise revenues and related costs. Prior to fiscal 2023, each of North America, Continental Europe, United Kingdom and Other was also a reportable segment. See “Item 1. Business—Business Organization—Change in Segment Reporting” of this Annual Report on Form 10-K for additional information.

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

The following terms used in this Annual Report on Form 10-K are our trademarks: ConnectTM, Digital 360®, PersonalPoints®, Points®, Weight Watchers®, ZeroPoint® and the WW logo.

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

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those identified below and discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could cause our results to differ materially from those expressed or suggested in any forward-looking statement. Except as required by law, we do not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events or otherwise.

SUMMARY OF MATERIAL RISKS

A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ from expectations is set forth below:

•
the impact of the COVID-19 pandemic on our business and the consumer environment and markets in which we operate;
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
•
our ability to transform our Workshops + Digital business strategy to meet the evolving needs of our members;
•
the effectiveness and efficiency of our advertising and marketing programs, including the strength of our social media presence;
•
the impact on our reputation of actions taken by our franchisees, licensees, suppliers and other partners, including as a result of our proposed acquisition of Weekend Health, Inc. (“Weekend Health”) (the “Acquisition”);
•
the recognition of asset impairment charges;
•
the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;
•
our recent chief executive officer transition;
•
the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;
•
the early termination by us of leases;

•
uncertainties related to a downturn in general economic conditions or consumer confidence, including as a result of the existing inflationary environment or the potential impact of political and social unrest;
•
our ability to successfully make acquisitions or enter into joint ventures or collaborations, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses, including with respect to Weekend Health;
•
the seasonal nature of our core business;
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
•
risks related to our proposed Acquisition, including risks that we may not complete the Acquisition or that the Acquisition may not achieve its intended results;
•
risks related to our potential exposure to extensive and complex healthcare laws and regulations as a result of the proposed Acquisition;
•
the possibility that the interests of Artal Group S.A., the largest holder of our common stock and a shareholder with significant influence over us, will conflict with our interests or the interests of other holders of our common stock;
•
the impact that the sale of substantial amounts of our common stock by existing large shareholders, or the perception that such sales could occur, could have on the market price of our common stock; and
•
other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the SEC.

Item 1. Business

Overview

We are a human-centric technology company powered by our proven, science-based, clinically effective weight loss and weight management program and an award-winning digital subscription platform. We are focused on inspiring people to adopt healthy habits for real life. With nearly six decades of weight management experience, expertise and know-how, we are one of the most recognized and trusted brand names among weight-conscious consumers. We educate our members and provide them with guidance, digital tools and an inspiring community to enable them to develop healthy habits and focus on their overall health and wellness. WW-branded services and products include digital offerings provided through our apps and websites, workshops, consumer products, and various events. Our business has gone through a significant shift to a digital subscription model over the past several years and our primary sources of revenue are subscriptions for our digital products and for our workshops. Our “Digital” business refers to providing subscriptions to our digital product offerings. Our “Workshops + Digital” business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers. For additional details on certain historic offerings in each business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” in Part II of this Annual Report on Form 10-K.

We combine technology and community to help members reach and sustain their weight loss goals on our science-based program. We believe that the power of our communities -- via our exclusive social network, Connect, and our workshops -- increases accountability and provides our members with inspiration, human connection, and support. This inspires them and enables them to build healthier and more fulfilling food, activity, mindset and sleep habits. Our brands enjoy high awareness and credibility among all types of consumers—women and men, consumers online and offline, the support-inclined and the self-help-inclined. We believe that our program conveys an image of healthy, livable, sustainable and effective weight management in a supportive environment. The efficacy of our commercial weight management programs has been clinically proven in numerous studies and trials. As the number of overweight and obese people worldwide grows, the need for an effective, scalable and consumer-friendly weight management program increases. We believe our global presence and brand awareness uniquely position us in the global weight management market, and thereby provide us a unique platform to impact the wellness market.

We have built our business by helping millions of people around the world lose weight and build healthy habits through a sensible, sustainable and livable approach to weight loss and weight management. As of the end of fiscal 2022, we had a total of approximately 3.5 million subscribers, of which approximately 2.8 million were Digital subscribers and approximately 0.7 million were Workshops + Digital subscribers. Our strong brands, together with the effectiveness of our program, loyal customer base, strong digital offerings and community, enable us to attract new and returning customers.

Business Organization

For fiscal 2022 and in recent years, we had four reportable segments based on an integrated geographical structure as follows: North America, Continental Europe (CE), United Kingdom and Other. Each reportable segment provided similar services and products. Our “North America” reportable segment consisted of our United States and Canada Company-owned operations; our “Continental Europe” reportable segment consisted of our Germany, Switzerland, France, Belgium, Netherlands and Sweden Company-owned operations; our “United Kingdom” reportable segment consisted of our United Kingdom Company-owned operations; and our “Other” reportable segment consisted of our Australia, New Zealand, and Brazil Company-owned operations, as well as revenues and costs from our franchises in the United States and certain other countries.

Change in Segment Reporting

Effective the first day of fiscal 2023 (i.e., January 1, 2023), we realigned our organizational structure and resources to more closely align with our strategic priorities and centralized the global management of certain functions and systems. As a result of the change in our organizational structure, we now have two reportable segments, consisting of North America and International, for the purpose of making operational and resource decisions and assessing financial performance. The new reportable segments will continue to provide similar services and products. The segment information presented in this Annual Report on Form 10-K does not reflect this change in reportable segments as the change did not take effect internally until our first quarter of fiscal 2023. We will begin reporting segment information based on these new segments in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2023. For details on our reportable segments in fiscal 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Our Services and Products

Our Program and Food Plan

We offer services and products that are based on our weight loss and weight management program and that help our members build habits to lead healthier, more active, more fulfilling lives. Our program is rooted in advanced nutrition science and founded on a simplified, holistic approach for the body and mind. It is comprised of a range of science-based nutritional, activity, behavioral and lifestyle tools and approaches. Our program continues to be grounded in our scientific Points system, which uses a proprietary nutritional algorithm to assign each food a value based on its calorie, saturated fat, unsaturated fat, added sugar, protein and fiber content. After a proprietary, personal assessment takes into account a member’s metabolic rate, members receive a tailored daily and weekly Points Budget to guide them towards healthy foods and appropriate portion sizes, forming the foundation of a healthy eating pattern. Members can also take advantage of over 200 ZeroPoint foods (nutritious foods which do not need to be weighed, measured, or tracked). Our program can also take into account the dietary needs of those living with diabetes by tailoring their plans towards foods that are less likely to impact blood sugar levels.

In addition to focusing on healthy eating habits, and in furtherance of our mission to focus on overall health and wellness, our program also provides tools to address other aspects of a healthy and fulfilled life. These include a customized weekly activity target, trackers for food, water, activity, sleep and weight (and, for members on our diabetes-tailored plan, a tracker for blood sugar) and content regarding behavioral techniques for building healthy habits. WW’s Connect platform, a members-only social network accessed through our app, fosters meaningful relationships by helping people find communities based on interests including food preferences, identity cohorts, wellness journey, activity, mindset, hobbies, locations, events and workshops.

Our Subscription Businesses

Our members mainly participate in our program either by solely using our digital product or by using our digital product supplemented by group workshops. Within these two channels, members can find services and tools that best meet their preferences and needs. Additionally, our coaches educate members on our program and provide inspiration and support to members in developing healthy habits.

The payment structure for our services globally is through subscription plans. Pursuant to these plans, a member typically commits to a minimum term and is automatically charged on a monthly basis until the member elects to cancel.

Digital Business

In our Digital business, we offer a digital subscription product based on the WW approach to weight loss and weight management. Our app provides interactive and personalized resources that allow subscribers to follow our weight management program. These resources also help subscribers adopt a healthier and more active lifestyle, a helpful mindset, and healthy habits, with a view toward long-term behavior modification — a key aspect of the WW approach toward healthy and sustainable weight loss. Our app provides subscribers with content, functionality, access to coaches on Connect and wellness resources. We believe our personalized and interactive Digital subscription product gives subscribers an engaging experience. Our Connect online community, which can be accessed via our app and our web-based platform, gives our subscribers a way to stay virtually connected and support and inspire each other. We continually innovate our Digital offerings to maximize the design, usability, features and capabilities of our app to support our weight loss and weight management program and community. As of the end of fiscal 2022, we had approximately 2.8 million Digital subscribers.

Workshops + Digital Business

In our Workshops + Digital business, we present our program in workshops of 30 to 45 minutes in duration, conveniently scheduled throughout the day. In March 2020, we introduced virtual workshops in immediate response to the impact of COVID-19, and we continue to innovate this offering to address the shift in consumer sentiment towards digitally-enabled offerings. For more information on the impact of COVID-19, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Trends—COVID-19 Pandemic” of this Annual Report on Form 10-K. Workshops + Digital members can attend unlimited workshops both virtually and, where available, in-person. Our interactive communities remain the cornerstone of our workshops. Coaches facilitate interactive workshops that encourage learning and inspire members to make positive changes towards their individual goals. Members provide each other inspiration and support by sharing their experiences with, and by providing encouragement and empathy to, other people on weight loss and weight management journeys. In addition, our members have access to our digital tools to assist them on their journeys. As of the end of fiscal 2022, we had approximately 0.7 million Workshops + Digital subscribers.

We have franchisees in a limited number of territories. In fiscal 2022, revenues from our franchisees were immaterial. Pursuant to long-standing agreements, we and our franchisees typically pay each other royalties and other fees. We have enjoyed a mutually beneficial relationship with our franchisees over many years. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Our Consumer Product Sales

We sell a range of consumer products that complement our program and help our customers in their weight management efforts. Our WW-branded products include bars, snacks, cookbooks and kitchen tools. We also license our trademarks and other intellectual property in certain categories of food, beverages and other relevant consumer products and services. Additionally, we co-brand or endorse with carefully selected branded consumer products and services. We primarily sell consumer products online through our e-commerce platforms, at our studios, and through our trusted partners. In fiscal 2022, sales of consumer products represented approximately 9.4% of our total revenues. By partnering with carefully selected companies in categories relevant and helpful to weight- and health-conscious consumers, we have a high margin licensing business that gives us access to these consumers and also increases the awareness of our brands. In connection with our acquisition from The Kraft Heinz Company (successor to H.J. Heinz Company), or Heinz, in September 1999, Heinz received a perpetual royalty-free license to continue using our brand in certain food categories. We believe that the strength of the WW brands will create new long-term licensing and partnership opportunities for us.

Healthcare Offerings

As healthcare costs continue to be a significant concern on the minds of employers and their employees, we believe that our broad range of services and products uniquely positions us to serve the market and help employers reduce their healthcare costs and improve the overall well-being of their employees. We are leveraging our organizational capability to serve employers with both our Digital and Workshops + Digital offerings.

We believe the healthcare market, including the diabetes segment, represents an important channel to reach new consumers. We continue to explore different approaches to, and strategies for, this market.

Our Clinical Efficacy and Reputation in the Marketplace

WW is one of the most clinically-studied commercial weight management programs, including by way of more than 140 published, scientific, peer reviewed studies (including over 35 randomized controlled trials) over more than four decades. For example, in 2022, a randomized controlled trial conducted by research teams at the University of North Carolina - Chapel Hill, University of British Columbia, and University of Leeds and funded by us was published in JAMA Network Open and found that study participants assigned to WW for 12 months had over two times more weight loss compared to participants who were assigned to a do-it-yourself weight loss approach. In addition, those assigned to the WW program were more likely to achieve clinically significant weight loss of five percent at three and twelve months. Research has shown that WW has an impact that reaches beyond our members. In 2018, a 6-month randomized controlled trial conducted by researchers at the University of Connecticut funded by us and published in Obesity showed a “ripple effect” of WW – significant weight loss among untreated spouses of WW members.

In 2021, a six-month clinical trial of our program conducted by the University of Connecticut and funded by us found that participants on the program experienced clinically significant benefits, including weight loss. Study participants reported a 40% increase in their healthy habits as well as a 15% decrease in hunger.

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

Our efficacy and the value of our offerings are also well-acknowledged in the marketplace. For instance, in 2023, we again were recognized by U.S. News & World Report in the “Best Diets” rankings, including ranking #1 for “Best Weight-Loss Diets” for the thirteenth consecutive year and #1 for “Best Diet Programs.”

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

Seasonality

Our core business is seasonal due to the importance of the winter season to our overall member recruitment environment. Historically, we experience our highest level of recruitment during the first quarter of the year, which is supported with the highest concentration of advertising spending. Therefore, our number of End of Period Subscribers (as defined below) in the first quarter of the year is typically higher than the number in other quarters of the year, historically reflecting a decline over the course of the year.

Pending Acquisition of Weekend Health (d/b/a Sequence)

On March 4, 2023, the Company, Well Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Weekend Health, Inc., doing business as Sequence, a Delaware corporation (“Weekend Health”), and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the Equityholders’ Representative for Weekend Health, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the Company’s acquisition of Weekend Health (the “Acquisition”). Upon completion of the Acquisition, Weekend Health will become a wholly-owned subsidiary of the Company. The Acquisition is expected to close during the second quarter of fiscal 2023.

As consideration for the Acquisition, the Company has agreed to pay an aggregate amount equal to $132.0 million (inclusive of a minimum of $26.0 million of cash on the balance sheet of Weekend Health), subject to the adjustments set forth in the Merger Agreement (the “Merger Consideration”). Subject to the terms and conditions of the Merger Agreement, the Merger Consideration shall be paid as follows: (i) $65.0 million in cash and $35.0 million in the form of 8,064,516 newly issued shares of Company common stock (valued at $4.34 per share), in each case, to be paid at the closing of the Acquisition, (ii) $16.0 million in cash to be paid on the first (1st) anniversary of the closing of the Acquisition, and (iii) $16.0 million in cash to be paid on the second (2nd) anniversary of the closing of the Acquisition. In addition, the Company expects to obtain a standard representation and warranty insurance policy in connection with the Merger Agreement.

The Merger Agreement contains representations, warranties and covenants customary for transactions of this type, including covenants regarding the operation of the business of Weekend Health prior to the closing of the Acquisition. The closing of the Acquisition is subject to certain conditions, including, among others, (i) the adoption of the Merger Agreement by Weekend Health’s stockholders, and (ii) the continued employment of certain key employees of Weekend Health. See “Risk Factors—Risks Related to Our Proposed Acquisition of Weekend Health (d/b/a Sequence).” The closing of the Acquisition is not subject to any financing condition or the approval of the Company’s stockholders.

Weekend Health provides a technology-powered care platform and mobile web application through its subscription based service, which includes a comprehensive weight management program, pharmacotherapy treatment, nutrition plans, health insurance coordination services, and access to clinicians, dietitians, fitness coaches and care coordinators.

We are focused on expanding our offerings in weight management, and we expect Weekend Health will augment our current products and services by providing a digital health platform offering access to a clinical weight management program. By integrating our products and services, which are grounded in our decades of experience in nutrition and behavioral science-based weight management, with Weekend Health’s clinical expertise and digital infrastructure capabilities, which provide access to the latest innovations in pharmacotherapy treatments, we will strongly position ourselves to provide a differentiated, comprehensive suite of weight management products and services.

We expect the combination of Weekend Health’s services with our pre-existing lifestyle support and behavioral capabilities will create a unique and effective science-based direct-to-consumer service in the weight-management and wellness space. Members who are medically eligible may benefit from developments in the ever-evolving pharmacotherapy field, which we expect to complement our core program strengths and lifestyle approach with the support of our WW communities. Overall, we expect the Acquisition will further strengthen our ability to help people reach their weight-management and wellness goals.

Competition

We compete in the global weight management and wellness market. The weight management and wellness industries include commercial weight management programs; the pharmaceutical industry and prescription and over the counter weight management and weight loss pills and appetite suppressants; weight loss and wellness apps and monitoring solutions, such as wearable trackers; surgical procedures; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites, and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains.

Competition among commercial weight management programs is largely based on program recognition and reputation; the effectiveness, ease of use, safety, personalization and price of the program; and the related digital platform, content and user experience. We compete with several other companies in the commercial weight management industry, although we believe that in certain cases their businesses are not comparable to ours. For example, we believe our prominence as one of the most clinically-studied commercial weight management programs differentiates us from many of our competitors. Additionally, certain of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. In conjunction with our flexible, healthy food plan and emphasis on behavioral change education, we believe that the power of our communities -- via our online social network, Connect, and workshops -- increases accountability and provides our members with inspiration, human connection, and support, which motivates them and enables them to build healthier and more fulfilling food, activity and lifestyle habits.

We believe that food manufacturers that produce meal replacement products are not comparable competition because these businesses’ meal replacement products do not engender behavior modification through education in conjunction with a flexible, customized healthy food plan.

We also compete with various self-help products, diets, services and publications, such as apps, activity monitors and other free or low-cost “do-it yourself” alternatives. Increased attention by consumers and the media to recent developments, innovations, and approvals of weight management drug therapies, and the perception of their safety, effectiveness and ease of use, may also delay or prevent consumer engagement in our core businesses.

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

Winfrey Transaction

On October 18, 2015, we entered into a Strategic Collaboration Agreement with Ms. Winfrey, or, as amended, the Strategic Collaboration Agreement, pursuant to which Ms. Winfrey granted us the right to use, subject to her approval, her name, image, likeness and endorsement for and in connection with the Company and its programs, products and services (including in advertising, promotion, materials and content), and we granted Ms. Winfrey the right to use our trademarks and service marks to collaborate with and promote the Company and its programs, products and services. The Strategic Collaboration Agreement had an initial term of five years, or the Initial Term, with additional successive one year renewal terms. On December 15, 2019, we entered into an amendment of the Strategic Collaboration Agreement, or the Strategic Collaboration Amendment, with Ms. Winfrey, pursuant to which, among other things, the Initial Term was extended until April 17, 2023 (with no additional successive renewal terms) after which a second term will commence and continue through the earlier of the date of the Company’s 2025 annual meeting of shareholders or May 31, 2025, or the Second Term and together with the Initial Term, the Strategic Term. During the remainder of the Initial Term, Ms. Winfrey will consult with us and participate in developing, planning, executing and enhancing the WW programs and related initiatives, and provide us with services in her discretion to promote the Company and its programs, products and services, including in advertisements and promotions, and making personal appearances on our behalf. Subsequently, during the Second Term, Ms. Winfrey and the Company will collaborate with each other towards the mutual objective of advancing and promoting the WW programs and the Company, and in connection therewith, Ms. Winfrey will consult with the Company and participate in developing, planning, executing and enhancing the WW programs and related initiatives. In connection therewith, Ms. Winfrey will make available to the Company her knowledge, expertise, and abilities in the areas of corporate management, consumer insights, advertising and marketing, consumer motivation, and community activation and consult and participate in the design and planning of creative strategy and the related execution of the consumer experience in connection with the WW programs. In addition, throughout the Second Term, except as otherwise prohibited by applicable law, the Company will cause Ms. Winfrey to be nominated as a director of the Company. Ms. Winfrey will not grant anyone but the Company the right to use her name, image, likeness or endorsement for or in connection with any other weight loss or weight management programs during the Strategic Term, and she will not engage in any other weight loss or weight management business, program, products, or services during the Strategic Term and for one year thereafter. The Strategic Collaboration Amendment became operative on May 6, 2020 when our shareholders approved the Winfrey Amendment Option (as defined below).

On October 18, 2015, we also entered into a Share Purchase Agreement with Ms. Winfrey, or, as amended, the Winfrey Purchase Agreement, pursuant to which we issued and sold to Ms. Winfrey an aggregate of 6,362,103 shares of our common stock for an aggregate cash purchase price of $43,198,679. The purchased shares are subject to a right of first offer and right of first refusal held by the Company. Under the Winfrey Purchase Agreement, Ms. Winfrey has certain demand registration rights and piggyback rights with respect to these purchased shares. On December 15, 2019, the Company entered into an amendment to the Winfrey Purchase Agreement with Ms. Winfrey. Initially, the Winfrey Purchase Agreement provided Ms. Winfrey with the right to be nominated as a director of the Company for so long as she and certain permitted transferees own at least 3% of our issued and outstanding common stock. The amendment to the Winfrey Purchase Agreement provided Ms. Winfrey with the right to be nominated as a director of the Company through and until January 1, 2023. Ms. Winfrey was not required to resign as a director at such time. The amendment to the Winfrey Purchase Agreement became operative on May 6, 2020 when our shareholders approved the Winfrey Amendment Option.

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

Regulation

A number of laws and regulations govern our advertising and marketing, services, products, operations and relations with consumers, licensees, franchisees, strategic and other contractual partners, coaches, guides, employees and government authorities in the countries in which we operate. Certain federal, state and foreign agencies, such as the U.S. Federal Trade Commission, or FTC, and the U.S. Food and Drug Administration, or FDA, regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, labeling, privacy, consumer pricing and billing arrangements and other consumer protection matters. We are subject to many distinct employment, labor, commercial, benefits and tax laws and regulations in each country in which we operate, including regulations affecting our employment and wage and hour practices and our relations with our coaches, guides and employees. Laws and regulations directly applicable to data protection and communications, operations or commerce over the Internet, such as those governing consumer protection, intellectual property, privacy and taxation, continue to evolve. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally. See “Risk Factors—Risks Related to Our Proposed Acquisition of Weekend Health (d/b/a Sequence)—If the Acquisition is consummated, we expect to be subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits and investigations, including actions for false and other improper claims.”

During the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017. From time to time, we have been in discussions with the FTC regarding such matters. Subsequent to our 2018 acquisition of Kurbo Health, Inc., or Kurbo, we engaged in discussions with the FTC regarding online privacy obligations associated with that program. In February 2022, the FTC filed a complaint and proposed settlement order to resolve allegations that Kurbo violated the Children’s Online Privacy Protection Act. We entered into a consent order with the FTC in March 2022 settling all contested issues raised in the complaint filed against us, and determined in the second quarter of fiscal 2022 to exit the Kurbo business in the third quarter of fiscal 2022 as part of our strategic plan.

Human Capital Management

At WW our core mission is to inspire healthy habits for real life - for people, families, communities and the world. We believe that our workforce plays an integral role in achieving our mission. As of December 31, 2022, we had approximately 7,100 employees, a majority of whom were part-time employees. In addition, in certain of our international markets, our coaches and guides are self-employed and are not included in this total.

Diversity and Inclusion

We believe that a diverse and inclusive workforce helps us to explore and realize the many different paths to health and wellness for our members, which leads to better execution of our strategic initiatives. For example, over 50% of our executive officers, including our Chief Executive Officer and our Interim Principal Financial Officer, are women. To further our commitment to create an inclusive and diverse culture, we have a Head of Inclusion & Diversity who reports directly to our Chief People Officer. Additionally, we offer forums and formal training programs for our employees to enable them to continue their education and share best practices and experiences, which creates an ongoing evolution and community with respect to diversity and inclusion and belonging in the workplace.

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

Wellness, Health and Safety

We are focused on promoting the total wellness of our employees, and offer resources, programs and services to support our employees’ physical, mental, financial and social wellness. For example, in 2022 we improved and expanded our global paid parental leave policy for all parents (both full-time and part-time eligible employees), making us a leader in providing equitable and meaningful parental leave. We believe this investment not only contributes to gender balance and equity in care-taking, but is also linked to improved health and economic outcomes of women, children, and families.

As a wellness company, we believe in creating a work environment that supports our employees’ wellbeing, while still maintaining our commitment to our members. Our work model, called Work from Wherever (WfW), is designed to enhance productivity and foster innovation by allowing our corporate employees and their leaders to work together in determining when, where and how they work to achieve the best possible results. We believe this approach strikes an appropriate balance between our purpose-driven culture of helping our members develop healthy habits while respecting the wellness, health and safety of our employees. To facilitate virtual and in-person collaboration, we offer forums and formal training programs to provide our employees with the tools and skills to be successful in a hybrid workplace. WfW continues to positively contribute to employee engagement and gives WW a competitive advantage in the external talent market.

As always, protecting the privacy and security of our data is one of our top priorities, and we continue to enhance an advanced industry standard Zero-Trust software-defined network, coupled with multi-factor authentication, to secure our environment from unauthorized access.

Total Rewards

We provide competitive compensation and benefits programs for our employees. In addition to salaries, these programs (which vary by employee level and by the country where the employees are located) include, among other items, bonuses, stock awards, retirement benefits including 401(k) (or local market equivalent), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid parental leave, advocacy resources, flexible work schedules and employee assistance programs.

Available Information

Corporate information and our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments thereto, are available free of charge on our corporate website at corporate.ww.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. Moreover, we also make available at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders.

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

Risks Related to Our Business and Operations

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business performance and the consumer environment and markets in which we operate.

The novel coronavirus (including its variants, COVID-19) pandemic has had a significant adverse impact on our business as well as on the business environment, overall economic conditions and the markets in which we operate. Although the global economy has largely re-opened following distribution of approved vaccines for COVID-19, we have continued to observe unpredictable, significant shifts in consumer sentiment and behavior with respect to the weight loss and wellness marketplace and the prioritization of discretionary spending, which we believe in part is attributable to the evolution of the pandemic and may continue to impact our business performance and operations. COVID-19 had a significant effect on our recruitments starting in March 2020. Our Workshops + Digital recruitments were substantially negatively impacted during the first year of the pandemic. While Digital recruitments were strong in the beginning of the COVID-19 pandemic, a subsequent turn in consumer sentiment drove a decline in Digital recruitments. Given the long-term subscription model of our business, these declines in recruitment continued to impact the number of our End of Period Subscribers in the fourth quarter of fiscal 2022, which declined compared to the prior year. Additionally, our mix shift toward our Digital business, which was significant during the onset of the pandemic, especially when amplified by the nature of our subscription business, negatively impacted revenue and may continue to do so. Over the longer term, it remains uncertain how the COVID-19 pandemic will impact consumer demand for our products and services and recruitment and retention of members as well as consumer preferences and behavior generally.

Competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods could result in decreased demand for our services and products.

The weight management and wellness marketplace is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: commercial weight management programs; the pharmaceutical industry and prescription and over the counter weight management and weight loss pills and appetite suppressants; weight loss and wellness apps and monitoring solutions, such as wearable trackers; surgical procedures; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites, and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains. As we or others develop new or different weight management services, products, methods or technologies, additional competitors may emerge. Furthermore, existing competitors may enter new markets or channels of distribution or expand their offerings or advertising and marketing programs, and future competitors may do the same. More effective or more favorably perceived, or easier to use, diet and weight and healthy living management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. Some of our competitors are also significantly larger than we are and have substantially greater resources. This competition may reduce demand for our services and products.

Increased attention by consumers and the media to recent developments, innovations, and approvals of chronic weight management drug therapies, and the perception of their safety, effectiveness and ease of use, may also delay or prevent consumer engagement in our core businesses. If the Acquisition is consummated, we and our members may also experience the consequences of the increased consumer interest in such drug therapies, including shortages, manufacturing-related delays, and stock issues at mail order and local pharmacies that fill prescriptions for such therapies. If the Acquisition is consummated, we anticipate competition from other companies that provide telehealth services associated with weight management, and certain of these competitors have greater financial and other resources than us and have operations in therapeutic or other areas where we may seek to expand in the future.

The purchasing decisions of weight management and healthy living consumers are highly subjective and can be influenced by many factors, such as perception of the ease of use and efficacy of the service and product offerings as well as brand image or reputation, marketing programs, cost, social media presence and sentiment, consumer trends, personalization, the digital platform, content and user experience. Moreover, consumers can, and frequently do, change approaches easily. For example, fad diets and weight loss trends, such as low-carbohydrate diets, have adversely affected our revenues from time to time. Also, our revenue has been and may continue to be adversely affected by the popularity of apps, pharmacotherapy treatments, activity monitors and other free or low-cost “do-it-yourself” alternatives. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

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

The weight management and wellness marketplace is subject to changing consumer demands and sentiment based, in large part, on the efficacy, ease of use and popular appeal of weight management and healthy living programs. The popularity of weight management and healthy living programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends or sentiment. For example, consumers are increasingly focusing on more integrated lifestyle and fitness approaches and may associate our program with just food, nutrition and diet, which could adversely impact its popularity. Additionally, developments in public opinion on the types of products and services we provide could negatively impact the popular appeal of our services and products. For example, public opinion on the use of chronic weight management medication is significantly shifting as the popularity of clinical solutions grows and more medications are approved by the FDA. The growing acceptance of the use of medication to manage weight could negatively impact the popular appeal of our Digital and Workshops + Digital businesses. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis, to respond to new and evolving consumer demands and sentiment, achieve market acceptance and keep pace with new nutritional, weight management, healthy living, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products. Additionally, new or enhanced services or products may not appeal to the market or the market’s perception of us. As we announce new brands, sub-brands or articulations of our brands, and we adopt new trademarks, the marketplace may not embrace or accept them and it may take time to build their reputation and goodwill, both with consumers and with our partners. Our future success also will depend, in part, on our ability to successfully distribute our services and products through appealing channels of distribution. Our failure to develop new, innovative services and products and to enhance our existing services and products, the failure of our services, products or brands to continue to appeal to the market or respond to consumer trends or sentiment, or the failure to expand into appealing new channels of distribution could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

We may not be able to successfully implement our strategic initiatives, which could adversely impact our business, financial conditions or results of operations.

We are continually evaluating the changing consumer environment and the competitive environment of the weight management and healthy living marketplace and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy that addresses those changes. Over the past several years, we have expanded our offerings in health and wellness. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel, or engage with partners of choice, to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition or results of operations may be adversely affected.

We continually innovate our offerings to best serve our members. For example, in November 2021, we launched a new food plan innovation, with corresponding design, usability, features and capabilities updates to our app. As we continue to embrace an “always on” innovation strategy across multiple areas of our offerings, these innovations may not be successful in meeting the needs or preferences of many of our current or potential members. As a result, we may experience decreases in our recruitment and retention of members, or increased member cancellations. We may not be able to successfully launch new virtual or other digital offerings and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages of our digital strategy. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate, including as a result of the impact of COVID-19, and may adversely impact our ability to continue to successfully implement this digital strategy. If these or other factors limit our ability to successfully execute this strategic initiative, our business, financial conditions or results of operations may be adversely impacted. Additionally, as we continue to innovate our workshop experience and explore new in-person formats, we may not be successful in meeting the needs of many of our current or potential members.

We may not be successful in the evolution of our Workshops + Digital business strategy, which could adversely affect our business, reputation, or financial results.

We believe that the power of our community is one of the factors that enables us to attract new and returning customers. At the onset of the COVID-19 pandemic, we rapidly transitioned our in-person workshops to an entirely digital experience and thereafter selectively resumed in-person workshops where profitable and consistent with promoting the health and safety of our employees and members. As part of our focus on best meeting our members’ and consumers’ evolving needs in the wake of the COVID-19 pandemic, we consolidated certain of our studios and continue to close certain other branded studio locations. We continue to serve our members virtually, both via our Digital business and through virtual workshops. However, we have not seen a resurgence in demand to pre-pandemic levels for our Workshops + Digital business. The related management of our real estate portfolio has led to the current number of our studio locations being significantly lower than prior to the pandemic, and we continue to reconsider both our studio footprint and workshop strategy as we evaluate our cost structure and respond to shifting consumer sentiment. As a result, we have incurred, and will continue to incur, significant costs associated with our real estate realignment and the corresponding reduction of operations in this business. The evolution of our traditional in-person formats, or the introduction of new ones, may dilute the competitive advantage of our community or discourage current or potential Workshops + Digital members from subscribing to our offerings. New iterations of this business may not develop in accordance with the expectations of our investors or our network of coaches and members, which could negatively impact our public or market perception and, in turn, adversely affect our business, reputation, or financial results.

Our business depends on the effectiveness and efficiency of our advertising and marketing programs across multiple platforms, including the strength of our social media presence, to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain members and subscribers. Our ability to attract and retain members and subscribers depends significantly on the effectiveness and efficiency of our advertising and marketing practices across multiple platforms. For example, if our advertising and marketing programs are not effective and fail to attract sufficient recruitments during the first quarter of the fiscal year, our most important period for recruitments, it historically has had an outsized negative impact on our performance for the remainder of the year. Our competitors may create more compelling marketing campaigns or marketing campaigns that appeal to diverse audiences, or may devote greater financial and other resources to marketing and advertising, which could drive our current and potential members and subscribers to our competitors. Additionally, our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. In addition, from time-to-time, we use the success stories of our members and subscribers, and utilize brand ambassadors, spokespersons and social media influencers, including in some cases celebrities, in our advertising and marketing programs to communicate on a personal level with consumers. Actions taken by these individuals that harm their personal reputation or image, or include the cessation of using our services and products, could have an adverse impact on the advertising and marketing campaigns in which they are featured. We and our brand ambassadors, spokespersons and social media influencers also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain members and subscribers. If our advertising and marketing campaigns do not generate a sufficient number of members and subscribers, or fail to develop a high level of engagement with current and potential members and subscribers on various platforms, our business, financial condition and results of operations will be adversely affected.

Our reputation could be impaired due to actions taken by our franchisees, licensees, suppliers and other partners.

We believe that our brands, including their widespread recognition and strong reputation and goodwill in the market, are one of our most valuable assets and they provide us with a competitive advantage. Our franchisees operate their businesses under our brands. We license our trademarks to third parties for the manufacture and sale in retail stores by such parties of a variety of goods, including food products, and also co-brand or endorse third-party branded consumer services and products. We also sell through a variety of channels, including online through our e-commerce platforms, at our studios, and through our trusted partners, food and non-food products manufactured by third-party suppliers. In addition, we integrate our services and products with those of other third parties, including through bundled and joint offerings, and integrate data from trusted third-party partners into our offerings. Our third-party partnerships also extend to event sponsorships and co-promotions. Our franchisees, licensees, suppliers and other partners are independent third parties with their own financial objectives, third-party relationships and brand associations. Actions taken by them, including violations of generally accepted ethical business practices or breaches of law, regulations or contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our reputation. Also, our products and services, or the third-party products or services with which we integrate our own services and products, may be subject to product recalls, brand confusion, litigation, regulatory action or other deficiencies, as the case may be, which could harm our brands. Any negative publicity associated with these actions or these third parties would adversely affect our reputation and may result in decreased recruitment, Digital product subscriptions, workshop attendance and product sales and, as a result, lower revenues and profits.

If the Acquisition is consummated, we, along with our managed professional corporations, professional associations or equivalent entities, which are legal entities organized under state laws that employ or contract with healthcare professionals in one or more states to provide telehealth services (collectively, “PCs”), may suffer losses or reputational harm from medical malpractice liability, professional liability or other claims against the healthcare professionals employed by, or contracting with, us or the PCs (the “Affiliated Professionals”). We and/or the PCs may be unable to obtain or maintain adequate insurance against these claims. Healthcare professionals providing telehealth services have become subject to a number of lawsuits alleging malpractice and some of these lawsuits may involve large claims and significant defense costs. If the Acquisition is consummated, it is possible that these claims could also be asserted against us, and include us as an additional defendant. Any suits against us, the PCs or the Affiliated Professionals, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Although we do not expect to control the practice of telehealth by the PCs and the Affiliated Professionals, if the Acquisition is consummated, it could be asserted that we should be held liable for malpractice of a healthcare professional employed by a PC.

In addition, if the Acquisition is consummated, we and the PCs could incur reputational harm or negative publicity in relation to a material malpractice or care-related event involving an Affiliated Professional. Malpractice lawsuits and claims can also lead to increased scrutiny by state regulators. In addition, some plaintiffs have asserted allegations of corporate practice of medicine in connection with malpractice lawsuits. There can be no assurance, however, that a future claim or claims will not be successful. Malpractice insurance, moreover, can be expensive and varies from state to state and there can be no assurance that malpractice insurance will be available to us or the PCs or the Affiliated Professionals at costs acceptable to us or such healthcare professionals or at all.

If the Acquisition is consummated, successful malpractice claims asserted against us or our PCs or the Affiliated Professionals could have a material adverse effect on our business, financial condition and results of operations. Additionally, our inability to obtain adequate insurance may also have a material adverse effect on our business and financial results.

Additionally, a number of laws and regulations govern the business of advertising, promotion, dispensing, and marketing services and products, including generic and branded pharmaceuticals. These regulatory regimes are overseen by governmental bodies, principally the FDA and, as applicable, the Drug Enforcement Administration, the U.S. Department of Health and Human Services (“HHS”), the FTC and several state and local government agencies in the United States. If the Acquisition is consummated, failure to comply with the laws and regulations of these governmental agencies may result in legal or other enforcement actions, including orders to cease non-compliant activities. If the Acquisition is consummated, we will depend on pharmacy, laboratory and other contractors to provide services for members. These third parties may be subject to inspections and audits by federal, state or local health authorities, health insurers, and pharmacy benefit managers. If these third parties do not maintain appropriate licenses or comply with legal and regulatory requirements or are subject to enforcement actions, our business may be adversely affected.

If the Acquisition is consummated, any inquiry into the safety, efficacy or regulatory status of the products prescribed by the Affiliated Professionals and any related interruption in the marketing and sale of these products could damage our reputation and image in the marketplace. For example, the use of such products may cause adverse events or other undesirable side effects, which could cause regulatory authorities to issue warnings about the products or could lead to recalls, withdrawals of approvals for such products or other regulatory or other enforcement actions. The FDA has also issued warning letters to companies alleging improper claims regarding their pharmaceutical products. If the FDA or any other regulatory authorities determine that we have made inappropriate drug claims, we could receive a warning or untitled letter, be required to modify our claims or take other actions to satisfy the FDA or any other regulatory authorities. There can be no assurance that we will not be subject to state, federal or foreign government actions or class action lawsuits, which could harm our business, financial condition and results of operations.

We have in the past and may in the future be required to recognize asset impairment charges for indefinite- and definite-lived assets.

In accordance with GAAP (as defined hereafter), we perform impairment reviews of our indefinite-lived assets, which include franchise rights acquired and goodwill, on at least an annual basis or more often if events so require. We also continually evaluate whether current factors or indicators, such as the deterioration in relevant, country macroeconomic conditions, an increased competitive environment, a decline in our financial performance, and/or other prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets. The process of testing franchise rights acquired, goodwill and other indefinite-lived assets for impairment involves numerous judgments, assumptions and estimates made by management, which inherently reflect a high degree of uncertainty. Certain factors, including the future profitability of our businesses, the price of our common stock, the market value of our debt and macroeconomic conditions (both at the global and local levels), might have a negative impact on the fair value of these assets. For example, in fiscal 2022, we recorded $393.6 million of impairment charges for our franchise rights acquired related to our United States, Canada, United Kingdom, New Zealand and Australia units of account. We may incur additional impairment charges in the future, which would have an adverse impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II of this Annual Report on Form 10-K for additional information.

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

We recently underwent a chief executive officer transition, which could cause disruption to our business or have an adverse impact on our operations and business strategy as well as the public or market perception of our business.

On February 23, 2022, we appointed Sima Sistani as Chief Executive Officer, effective March 21, 2022. Any significant leadership change or executive management transition involves inherent risk and can be inherently difficult to manage. We have made, and may continue to make, significant accompanying strategic changes, such as changing the composition of our leadership team, centralizing global management of certain functions and systems, deprioritizing and in some cases ceasing operations for certain non-strategic business lines, and rationalizing our real estate portfolio. Initially, such changes could be disruptive to our daily operations or relationships with customers, suppliers, and employees, make it more difficult to hire and retain key employees, impact our public or market perception or result in a loss of institutional knowledge, any of which could have a negative impact on our business or stock price.

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

Our operations, including certain corporate offices, are located in leased office space and certain of our workshops are held in leased space in retail centers. As we decide to relocate or close studios, or relocate or close corporate offices, before the expiration of the applicable lease term, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease or costs associated with subleasing certain office space, as applicable. For example, in fiscal 2022 we recorded an aggregate of $2.7 million of charges in connection with the closure of certain studios and an aggregate of $2.7 million in lease asset impairment charges in connection with entering into subleases of certain of our office spaces. Any of the above events could adversely impact our financial results.

Our business may decline as a result of, or uncertainties related to, a downturn in general economic conditions or consumer confidence, including as a result of the existing inflationary environment or the potential impact of political and social unrest.

Our business is highly dependent on our subscription model. A downturn in general economic conditions, including inflationary environments, or consumer confidence in any of our markets could result in people curtailing or reallocating their discretionary spending which, in turn, could reduce subscriptions. Macroeconomic factors, (including most recently the COVID-19 pandemic) have adversely affected, and could continue to adversely affect, the economies and financial markets of countries in which we operate, resulting in an economic downturn, including rising inflation, that could affect consumer demand for our products and services. Our customer purchasing patterns can be influenced by economic factors. The precise impact, and extent thereof, on our business from the disruption of financial markets and the weakening of overall economic conditions cannot be predicted with certainty. Uncertainties regarding the global economic environment, and political and social stability, have resulted in, and are likely to continue to result in, sustained impact on the economy at the macro and local levels. Our business is particularly sensitive to reductions in discretionary consumer spending, which may be adversely impacted by a recession or fears of a recession, volatility and declines in the stock market and increasingly pessimistic consumer sentiment due to perceived or actual economic risks. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions and any resulting recession or slowed economic growth may have an adverse effect on our financial condition and results of operations.

We may not successfully make acquisitions or enter into joint ventures or collaborations and we may not successfully integrate, operate or realize the anticipated benefits of such businesses.

As part of our strategic initiatives, we may pursue selected acquisitions, joint ventures or collaborations, including our proposed acquisition of Weekend Health, which we announced on March 6, 2023. We may not be able to complete the Acquisition or effect other transactions or partnerships on commercially reasonable terms or at all. Additionally, if the market negatively perceives our business or financial condition, we may not be a partner of choice for such transactions or partnerships, which could adversely affect our ability to enter into such transactions or partnerships and the terms thereof. The Acquisition and any future acquisitions or joint ventures may require access to additional capital, and we may not have access to such capital on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies, technologies and products into our existing business, operating a business in a new sector, or in providing our services and products in newly acquired markets; attrition of key personnel and loss of expertise from acquired businesses and difficulties accessing necessary expertise; significant charges or expenses; higher costs of integration and compliance than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development of our services and products or the expansion of our existing operations. The market may also negatively perceive these transactions or partnerships and our allocation of financial and other resources in connection therewith.

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

We also may be limited by contract or otherwise with respect to, or have no control over, the resources that any third party partner may devote to the research, development and commercialization of services and products under our collaborations. Any of our collaborators may not perform their obligations as expected. Our collaborators may breach or terminate their agreements with us or otherwise fail to conduct research, development or commercialization activities successfully, in a timely manner or in compliance with legal requirements. Additionally, disputes may arise with respect to the ownership of rights to technology developed with our collaboration partners. The failure of our collaboration partners to meet their obligations, comply with legal requirements, adequately deploy resources or to satisfactorily resolve disputes with us could have an adverse effect on our business, financial condition or results of operations. If the Acquisition is consummated, the ability to achieve our strategic objectives and success in telehealth may depend, among other things, on the willingness of our current partners to continue their existing relationships with us, our ability to demonstrate the value of our telehealth business to potential partners, and our ability to navigate the complex healthcare regulatory requirements that may be implicated by our current and future partnerships.

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

The seasonal nature of our core business could cause our operating results to fluctuate.

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations due to the seasonal nature of our core business. Historically, the first quarter of the fiscal year, known as our winter season, is the most important quarter for recruitments. Given the subscription nature of our products, failure to realize recruitments during the winter season could negatively impact our performance for the remainder of the year. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results.

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

As of December 31, 2022, our total debt was $1,445.0 million. In addition, at December 31, 2022, we had $173.9 million available under our revolving credit facility subject to its terms and conditions as discussed in Note 9 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K. $945.0 million of our debt consists of variable-rate instruments so we are subject to the risk of higher interest rates. We seek to manage our exposure to interest rates through interest rate swaps. At the end of fiscal 2022, we had in effect interest rate swaps with an aggregate notional amount of $500.0 million.

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

While there is no net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) leverage ratio maintenance requirement on the debt outstanding under our credit facilities (other than when the aggregate principal amount of our outstanding revolving loans plus non-cash collateralized letters of credit exceeds 35% of the amount of the lenders’ revolving commitments, as further discussed below), our credit facilities and the indenture governing our notes contain customary covenants for a non-investment grade company, including covenants that in certain circumstances restrict our ability to incur additional indebtedness and liens, pay dividends on and redeem capital stock, make investments, sell our assets and enter into acquisitions, mergers and transfers of all or substantially all of our assets, prepay subordinated debt and enter into transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. Under the terms of our credit facilities, depending on our leverage ratio, we are obligated to offer to prepay our term loan facilities in an aggregate amount determined by our excess cash flow. In addition, our revolving credit facility includes a maintenance covenant that requires compliance with a first lien secured net leverage ratio when the aggregate principal amount of all revolving loans plus available, undrawn letters of credit and unreimbursed letters of credit (subject to customary exceptions and thresholds) as of the end of a fiscal quarter exceeds 35% of the amount of the lenders’ revolving commitments. We were not in compliance with such ratio as of December 31, 2022, and, as a result, we are limited to borrowing no more than 35%, or $61.3 million, of the revolving commitments as of each fiscal quarter end until we are in compliance again with such ratio.

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

In the event that LIBOR is phased out as is currently expected, our Credit Agreement (defined hereafter) provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin. We expect to transition from LIBOR in advance of its cessation on or about June 30, 2023.

We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and wellness programs and pressure from our competitors. As of the end of fiscal 2022, we have a term loan facility with an outstanding aggregate principal amount of $945.0 million due in April 2028, a revolving credit facility with availability of $173.9 million (subject to its terms and conditions as discussed in Note 9 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K) maturing in April 2026, and $500.0 million in aggregate principal amount of outstanding 4.500% senior secured notes due in April 2029. We expect to pay the principal and interest due on the term loan facility and our notes from a combination of our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. There can be no assurance that we will maintain a level of cash flows provided by operating activities in an amount sufficient to permit us to pay the principal and interest on all of our outstanding debt.

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

Additionally, our liquidity is impacted by our cash usage, including cash payments related to strategic initiatives and acquisitions. For example, if the Acquisition is consummated, we will make a significant purchase price cash payment in each of fiscal 2023, fiscal 2024 and fiscal 2025. For additional details on the cash consideration payable in connection with the Acquisition, see “Business—Pending Acquisition of Weekend Health (d/b/a Sequence)” in Item 1 of this Annual Report on Form 10-K. These material payments may negatively impact our short- and long-term liquidity in the future, which could harm our ability to satisfy our liquidity requirements.

Risks Related to Technology, Security and Intellectual Property

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites and platforms, Digital subscription product offerings, and other services and products such as the recurring billing system associated with our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service (DOS) attacks, which are negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Disruptions in our websites, apps, services and products or network systems could result from a number of factors, including unknown technical defects, insufficient capacity, the failure of our third-party providers to provide continuous and uninterrupted service and unusual volume in traffic for our platforms. Such disruptions would be most impactful if they occurred during peak activity periods and may impact accessibility to our services and products. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, and we deploy multiple parallel instances of our applications across multiple computer resources, we do not have a fully redundant system that includes an instantaneous recovery capability. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner, which could have an adverse impact on our business.

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

Breaches of data security, website defacements and other malicious acts, which are negatively impacting companies, could result in unauthorized access to proprietary or customer information or data, including credit card transaction data, or cause interruptions to our services and products. Such unauthorized access or interruptions could harm our reputation and brands and expose us to liability and regulatory claims, and may result in the loss of existing or potential customers. We rely upon sophisticated information technology systems to operate our business. In the ordinary course of business, we provide content and collect, store and utilize confidential information (including, but not limited to, personal customer information and data), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information as well as comply with applicable regulatory requirements and contractual obligations.

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

Existing, proposed or new data privacy legislation and regulations, including interpretations thereof, could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) includes increased privacy and security requirements for companies that receive or process personal data of residents of Europe. As a result, we have implemented measures to comply with these requirements, including, among other things, documenting our data processing activities and informing users about how we use their personal data. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our services and products. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator. The GDPR also includes significant penalties for non-compliance with any of several requirements of the regulation. Data protection and privacy laws have also been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act (CCPA), which became effective on January 1, 2020 (and was amended by the California Privacy Rights Act (CPRA) which became effective on January 1, 2023), the Health Insurance Portability and Accountability Act, as amended, and implementing privacy, security, and breach regulations (collectively, HIPAA), state laws on sensitive health information, and other relevant statutes and regulations. The FTC also has authority to initiate enforcement actions against entities where such companies’ failure to keep personal information secure may constitute unfair and/or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act. The FTC may also impose penalties for violations of the Health Breach Notification Rule. These laws also typically include notification obligations and impose significant penalties and potential liability for non-compliance. The data privacy and security regulatory regime continues to evolve and is increasingly demanding. Many states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across jurisdictions could present compliance challenges, and any failures to comply with such requirements may have an adverse effect on our business or results of operations.

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

Risks Related to Our International Operations, Litigation, Laws and Regulations

Our international operations expose us to regulatory, economic, political, social and intellectual property risks in the countries in which we operate, which risks may be exacerbated as a result of the war in Ukraine.

The international nature of our operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls; economic downturns; inflation and political and social instability in the countries in which we operate; changes in exchange rates; weakening or loss of the protection of intellectual property rights in some countries and limitations on our ability to enforce our intellectual property rights under some local laws; and our dependence on foreign personnel. For example, the ongoing war in Ukraine has had a broad range of adverse impacts on global economic conditions, including consumer confidence and sentiment in certain markets, some of which have had and are likely to continue to have adverse impacts on our business. These include reductions in consumer discretionary spending in certain markets. If the war continues to negatively impact consumer discretionary spending and sentiment towards the weight loss and wellness marketplace, it may have an adverse effect on our business, results of operations and financial condition.

Foreign regulations may also restrict our ability to operate in some countries, acquire new businesses, recur bill our customers or repatriate cash from foreign subsidiaries back to the United States. If we expand our operations into additional foreign countries, we may be subject to additional risks, including the ability to successfully adapt to local culture and navigate regulatory, economic, political, social and intellectual property risks. We also may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by consumers in new markets. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

We are exposed to foreign currency risks from our international operations that could adversely affect our financial results.

A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our exposure to foreign currency fluctuations. Our consolidated financial results are presented in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables and payables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our revenues, operating costs, net income and shareholders’ equity to fluctuate. For example, these changes had a negative impact on our fiscal 2022 financial results, lowering our revenues for fiscal 2022 by $38.6 million.

Outcomes of litigation or regulatory actions could adversely impact our financial condition.

From time to time, we may be a party to lawsuits and regulatory actions relating to our business operations. Due to the inherent uncertainties of legal actions and regulatory proceedings, we cannot predict their outcomes with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be adversely affected by the unfavorable resolution of one or more legal or regulatory actions. For example, the previously disclosed adverse UK tax ruling relating to our self-employment model in the United Kingdom resulted in an aggregate adverse charge of approximately $37.0 million in fiscal 2009. As we expand our wellness offerings, consumers may misconstrue our program as providing medical advice. As we clearly state in our consumer communications, most of our coaches and guides do not have extensive training or certification in nutrition, diet or health fields beyond the training they receive from us. Despite our disclaimers, as more customers come to us seeking a healthy lifestyle, they may misperceive that our coaches and guides are providing medical advice. We may also be subject to claims that our coaches and guides have provided inappropriate advice or have inappropriately referred or failed to refer customers to healthcare providers when needed. Regardless of the outcome of any legal action or regulatory proceeding, such actions and proceedings could result in substantial costs and may require that our management devote substantial time and resources to defend us.

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

Laws and regulations directly applicable to communications, operations (including the use and treatment of personal data) or commerce over the Internet, such as those governing consumer protection, intellectual property, privacy and taxation, continue to evolve. Recent examples include the enactment of the GDPR, the CCPA and the CPRA. If we are required to comply with new laws or regulations or interpretations of existing laws or regulations that differ from our interpretations, or if we are unable to comply with these laws, regulations or interpretations, our business and results of operations could be adversely affected.

Future laws or regulations, including laws or regulations affecting our advertising and marketing practices, consumer pricing and billing arrangements, use and treatment of personal data, relations with consumers, employees, coaches, guides, brand ambassadors, spokespersons, social media influencers, licensees or franchisees, or our services and products, may have an adverse impact on us.

Risks Related to Our Proposed Acquisition of Weekend Health (d/b/a Sequence)

We may not complete our previously announced proposed acquisition of Weekend Health within the anticipated timeframe or at all.

On March 6, 2023, we announced our entry into the Merger Agreement to acquire Weekend Health. Completion of the Acquisition is subject to certain customary closing conditions, including, among others, the adoption of the Merger Agreement by Weekend Health’s stockholders. In addition, various filings may be required with various regulatory and other authorities in the United States. These governmental authorities may impose conditions on the completion, or require changes to the terms, of the Acquisition, including restrictions or conditions on our business, financial condition or results of operations following completion of the Acquisition. These conditions or changes, including potential litigation brought in connection with the proposed acquisition, could have the effect of delaying completion of the Acquisition or imposing additional costs on us or limiting our revenues following the Acquisition, which could have a material adverse effect on our business, financial condition or results of operations and/or cause either us or Weekend Health to abandon the Acquisition.

We have incurred, and will incur, significant transaction-related costs in connection with the Acquisition, including legal, accounting, and other fees and costs relating to the Acquisition. These fees and costs may be significant. If we are unable to complete the Acquisition, we still will incur and will remain liable for various transaction costs, which may be significant, without realizing the expected benefits of the Acquisition.

If consummated, the Acquisition may not achieve its intended results.

We entered into the Merger Agreement with the expectation that the Acquisition will result in various benefits, including, among other things, revenue synergies with our existing business and operating efficiencies. Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including whether our business and the Weekend Health business are integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s attention and energy away from ongoing business concerns, any of which could have a material adverse effect on the combined company’s business, financial results and prospects.

Additional risks relating to integration of Weekend Health into our business, include, among others, the following:

•
our inability to successfully integrate Weekend Health in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the Acquisition;
•
our ability to compete effectively in the telehealth industry;
•
disruption to our and Weekend Health’s business and operations and relationships with service providers, customers, employees and other partners;
•
negative effects on our core business from the changes and potential disruption that may follow the Acquisition;
•
diversion of significant resources from our core business;
•
our inability to retain the service of key management and other personnel of Weekend Health;
•
increased regulatory oversight of our business;
•
potential limitations placed on our business by regulatory authorities;
•
our inability to successfully integrate Weekend Health into our internal control over financial reporting, which could compromise the integrity of our financial reporting; and
•
greater than anticipated costs related to the integration of Weekend Health’s business and operations into ours.

These potential difficulties, some of which are outside of our control, could adversely affect our ability to achieve the anticipated benefits of the Acquisition. In addition, the market price of our common stock may decline if our assumptions regarding the anticipated benefits of the Acquisition are not accurate or we do not achieve the anticipated benefits of the Acquisition as rapidly or to the extent anticipated by financial or industry analysts or at all.

The Acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of shares of our common stock.

We expect the Acquisition will initially be dilutive. In the long term, the Acquisition may be less accretive than expected, or may be dilutive, to our earnings per share. Estimates of our earnings per share in the future are based on assumptions that may materially change. In addition, future events and conditions could decrease or delay the accretion that is currently projected or could result in dilution, including adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the Acquisition. Any dilution of, decrease in or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

We have limited experience in the telehealth industry, which may hinder our ability to achieve the anticipated benefits of the Acquisition.

Due to the fact that the healthcare industry is highly regulated, we will be required to adhere to new laws and regulations, including those related to telehealth, pharmacy, the corporate practice of medicine, health and consumer privacy, false claims, and the prescribing, distributing, and marketing of pharmaceutical products, following the completion of the Acquisition. We have limited experience operating a telehealth business, and, following the Acquisition, we will rely in large part on the existing management of Weekend Health to continue to manage the Weekend Health business, comply with applicable laws and regulations and stay abreast of the frequent legislative and regulatory changes specific to telehealth.

In addition, the telehealth industry has incumbent and established competitors with substantial market share and new competitors will likely enter the market in the future. These companies may have greater financial, marketing and other resources than we have and may have existing cost and operational advantages that we lack. Our limited experience in this industry could negatively affect our ability to appeal to potential customers in the market, including our existing customers, develop expertise and new technologies, attract talent, manage risks, and compete with larger and more experienced competitors.

If we fail to retain the existing management of Weekend Health, or we fail to successfully compete in the telehealth industry, our ability to realize the anticipated benefits of the Acquisition may be adversely affected.

Notwithstanding the due diligence investigation that we performed in connection with our entry into the Merger Agreement, Weekend Health may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed due diligence on Weekend Health prior to our entry into the Merger Agreement, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by Weekend Health and its representatives when conducting due diligence and evaluating the results of such due diligence. We do not control and may be unaware of activities of Weekend Health before the completion of the Acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

If the Acquisition is consummated, the liabilities of Weekend Health, including contingent liabilities, will be consolidated with the Company’s. If Weekend Health’s liabilities are greater than expected, or if there are obligations of Weekend Health’s of which we are not aware, our business could be materially and adversely affected. We do not have indemnification rights from the current owners of Weekend Health and will instead rely on a limited amount of representation and warranty insurance, which we expect to obtain prior to the consummation of the Acquisition. We may not be able to obtain such insurance at rates or in amounts as we currently expect or at all. In such event, we would have no recourse for a breach of representations and warranties related to the Acquisition. Such insurance, if obtained, will be subject to exclusions, policy limits and certain other customary terms and conditions. Weekend Health may also have other unknown liabilities, which we will be responsible for after the Acquisition, if consummated. If we are responsible for liabilities not covered by representation and warranty insurance, we could suffer severe consequences that could have a material adverse effect on our financial condition and results of operations.

If the Acquisition is consummated, we, our PCs and the Affiliated Professionals will be subject to extensive and complex healthcare laws and regulations. If we, the PCs or the Affiliated Professionals fail to comply with existing or new laws or regulations that will apply to us if the Acquisition is consummated, we or they could suffer civil or criminal penalties or be subject to other enforcement actions.

The healthcare industry and services provided via telehealth are highly regulated. If the Acquisition is consummated, various aspects of our operations will or may become subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Regulatory oversight includes, but is not limited to, considerations of corporate practice of medicine, licensure and scope of practice limitations for physicians and other healthcare professionals, establishment of a physician-patient relationship, prohibitions on fraud and abuse, including laws prohibiting the submission of false claims, anti-kickback and all-payor fraud laws, restrictions on referrals and self-referrals, advertising and promotional restrictions, privacy protections, including patient information, and complex prior authorization and other requirements. Federal and state laws permit private parties to bring “qui tam” or whistleblower lawsuits on behalf of the federal government against companies for violations of fraud and abuse laws.

Although if the Acquisition is consummated we and our PCs will strive to maintain a legally-compliant business, our operations and the operations of our PCs may not be in compliance with certain laws or regulations as they may be interpreted by governmental, judicial, law enforcement or regulatory authorities or their agents. Failure to comply with laws and regulations may subject us, the PCs or the Affiliated Professionals to civil or criminal penalties, licensing or other sanctions, that limit our ability to operate our business or their ability to provide telehealth services. See “Risk Factors—Risks Related to Our Proposed Acquisition of Weekend Health (d/b/a Sequence)—If the Acquisition is consummated, we expect to be subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits and investigations, including actions for false and other improper claims.”

Changes to laws and regulations pose additional risks. If the Acquisition is consummated, the failure to comply with changes to laws and regulations may subject us, the PCs or the Affiliated Professionals to civil or criminal penalties or other sanctions that will limit our ability to operate our business or the ability of the PCs and the Affiliated Professionals to provide telehealth services. Changes to laws or regulations might have the effect of imposing additional costs or rendering invalid or illegal, in whole or in part, certain aspects of the expected agreements between us, the PCs and healthcare professionals. Any or all of the issues above could adversely affect our ability to attract new members or retain existing members, or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, resulting in a material adverse effect to our business, financial condition, cash flows and results of operation.

The healthcare laws and regulations to which we will be subject if the Acquisition is consummated are constantly evolving and may change significantly in the future.

The laws and regulations applicable to our business, to telehealth services, and to the healthcare industry generally are constantly evolving. While we believe that Weekend Health has structured its agreements and operations in material compliance with applicable healthcare laws and regulations, if the Acquisition is consummated there can be no assurance that we will be able to successfully address changes in the current regulatory environment. Some of the healthcare laws and regulations that will be applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a governmental, judicial, law enforcement or regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business if the Acquisition is consummated.

Recent and frequent legislative and regulatory changes specific to telehealth may present us with additional requirements and compliance costs if the Acquisition is consummated, with potential operational impacts in certain jurisdictions. Our business could be adversely affected by challenges to our business model or by state actions restricting the ability of our PCs and the Affiliated Professionals to provide products and services via telehealth in certain states.

Healthcare professionals who provide professional services to a patient via telehealth must, in most instances, hold a valid license to practice or provide treatment in the state in which the patient is located. Certain states require healthcare professionals providing telehealth services to be physically located in the same state as the patient. State law applicable to telehealth, particularly licensure requirements, has been relaxed in many jurisdictions as a result of the COVID-19 pandemic. It is unclear which, if any, of these changes will remain in place permanently. If regulations change to restrict healthcare professionals from delivering care through telehealth modalities or such healthcare professionals fail to comply with telehealth laws, our PCs and the Affiliated Professionals could be subject to civil or criminal penalties, and our financial condition and results of operations may be adversely affected.

Federal and state laws and regulations specific to telehealth vary and may set forth informed consent, modality, medical records, licensing, follow-up care, and other requirements. The ability of our PCs and the Affiliated Professionals to conduct business via telehealth is dependent, in part, upon that particular state’s treatment of remote healthcare and that state medical or other board’s regulation of the practice of medicine and telehealth services, each of which is subject to changing political, regulatory, and other influences. Where new laws and regulations apply to telehealth services, we may incur costs to monitor, evaluate, and modify operational processes for compliance. All such activities may increase our costs and could, in certain circumstances, impact the ability of our PCs and the Affiliated Professionals to make telehealth available in a particular state. Additionally, patients may be reluctant to accept services delivered via telehealth or may not find it preferable to traditional treatment. It is possible that the laws, rules, and regulations governing the practice of telehealth in one or more states may change or be interpreted in a manner unfavorable to our business. If the Acquisition is consummated, and adverse laws or regulations are adopted, if patients prove unwilling to adopt the telehealth services offered by our PCs and the Affiliated Professionals as rapidly or in the numbers that we anticipate or if any claims challenging the provision of services via telehealth are successful, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

If the Acquisition is consummated, we may also be subject to changes in laws, regulations, and enforcement trends governing the marketing of pharmaceutical products. Such products are subject to regulation by the FDA, FTC, and other governmental agencies, and over time, the regulatory landscape for pharmaceutical products approved for weight management may become more complex with increasingly strict requirements. To the extent federal or other requirements regarding safety, prescribing, and claims continue to change in the future, if the Acquisition is consummated, such changes could result in increased costs, recalls, increased cancelations of member subscriptions, decreased interest from potential members or other adverse impacts or additional risks.

If the Acquisition is consummated, we expect to be subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits and investigations, including actions for false and other improper claims.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern our contractual relationships and arrangements with healthcare professionals and vendors, our marketing activities, and other aspects of our operations and the operations of our PCs and vendors. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, and false claims laws, and may authorize the imposition of criminal, civil and administrative penalties for submitting false or fraudulent claims for reimbursement to federal and state healthcare programs.

The federal anti-kickback statute (the “Anti-Kickback Statute”) makes it a criminal offense to knowingly and willingly offer, pay, solicit or receive any remuneration to induce or reward referrals of items or services reimbursable by federal healthcare programs. The Anti-Kickback Statute defines “remuneration” to include the transfer of anything of value, in cash or in kind and directly or indirectly. The statute has been interpreted to cover any arrangement where at least one purpose of the arrangement is to obtain remuneration for the referral of services or to induce the purchase, lease, order, recommendation or arrangement of items or services reimbursable under a federal healthcare program. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Many states have similar anti-kickback and consumer protection laws, and in some cases these laws have expanded to apply to commercial insurers. If any governmental, judicial, law enforcement or regulatory authority determines that we are not in compliance with any such laws, any such authority could bring an action against us and/or our supported offices for violations of such laws, which could have a material adverse effect on our business.

The Federal Civil False Claims Act, or the FCA, prohibits the knowing submission of any false or fraudulent claim for payment to the federal government or to its agents or contractors or any recipient if the federal government provides any payment for the claim. The FCA also prohibits knowingly presenting, or causing to be presented, false claims to government health care programs, including Medicare, Medicaid, TRICARE, and the Federal Employees Health Benefits Program. It also prohibits the use of any false record or statement material to a claim made in order to have a false or fraudulent claim paid in whole or in part by the federal government. It further prohibits the knowing concealment or improper avoidance of an obligation to pay money or property to the federal government. The FCA requires no proof of specific intent to defraud to create liability. In addition, a violation of the Anti-Kickback Statute can result in liability under the FCA. Actions under the FCA may be brought by the Attorney General, the United States Department of Justice, or the DOJ, the United States Attorney Offices, or as a qui tam action by a private individual in the name of the government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. These “qui tam” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government and the presiding court. If the Acquisition is consummated, it is possible that “qui tam” lawsuits will be filed against us and that we will be unaware of such filings. Violations of the FCA can result in significant monetary penalties. The federal government continues to use the FCA, and the accompanying threat of significant liability, in its investigations and prosecutions of telehealth companies and healthcare professionals that provide telehealth services. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the federal government will continue to devote substantial resources to investigating telehealth companies and healthcare professionals that provide telehealth services for compliance with the FCA and other applicable fraud and abuse laws. Collateral consequences of a violation of the FCA include administrative penalties and the imposition of settlement, monitoring, integrity or other agreements. Many states have similar FCA laws to which we may be subject. A determination that we have violated these laws could have a material adverse effect on our business.

HIPAA also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, federal healthcare laws prohibit the offer or transfer to a federal healthcare program beneficiary, of any remuneration, including free services, and waivers of beneficiary cost sharing that the offeror knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of federal healthcare program items or services unless there has been a good faith determination of the beneficiary’s financial need. Violations may result in the imposition of civil monetary penalties. Moreover, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may also implicate applicable state laws related to, among other things, unlawful schemes to defraud, insurance fraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. If the Acquisition is consummated and arrangements are found to be inconsistent with applicable federal and state fraud and abuse, state advertising, insurance or other applicable laws, we may be required to restructure or discontinue certain programs, or be subject to other significant penalties, enforcement actions or investigations, which could have a material adverse effect on our business.

To enforce compliance with the federal laws such as the FCA, the Office of the Inspector General of the HHS (“OIG”) and DOJ recently have increased their scrutiny of interactions between healthcare companies and healthcare professionals, which has resulted in investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time and resource consuming and can divert management’s attention from the business. Any such future investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

Additionally, federal and state government agencies, as well as commercial payors, have increased their auditing and administrative, civil and criminal enforcement efforts as part of an effort to identify and to stem healthcare fraud and abuse. These audits and investigations relate to a wide variety of topics, including but not limited to the following: ordering and referral practices, technical compliance with coverage and payment rules, the offering of prohibited remuneration, patient privacy and data security rules and financial reporting. In addition, the OIG and the DOJ have, from time to time, undertaken national enforcement initiatives that focus on specific practices or other suspected areas of abuse. For example, the OIG announced a special fraud alert informing healthcare professionals that they should exercise caution when entering into arrangements with certain telemedicine companies. Federal and state governments also are authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment for items or services reimbursed under a federal or state healthcare program. While the criminal statutes are generally reserved for instances of fraudulent intent, the federal government is applying its enforcement powers in an ever-expanding range of circumstances. If we or any of the PCs were found to be in violation of federal or state laws or regulations, if the Acquisition is consummated, we and they could be forced to discontinue the violative practice and may be subject to actions, fines and criminal penalties, which could have a material adverse effect on our business.

Similar to federal and state governmental agencies, commercial payors have increased their auditing and recovery efforts. Claims filed with private insurers can lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the healthcare fraud provisions of HIPAA.

Risks Related to Ownership of Our Common Stock

Artal has significant influence over us and may have conflicts of interest with us or the holders of our common stock.

Artal currently owns approximately 21% of our outstanding common stock and has the ability to exercise significant influence over the election and removal of our directors and our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of our ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. So long as Artal owns 10% or more of our common stock, Artal will have the right pursuant to an agreement with us to nominate directors to our Board of Directors in proportion to its stock ownership. The interests of Artal may not coincide with our interests or the interests of other holders of our common stock.

If our existing large shareholders sell a substantial amount of shares of our common stock, the market price of our common stock could decline.

The sale of substantial amounts of shares of our common stock by existing large shareholders, or the perception that such sales could occur, including sales by Artal or Ms. Winfrey, could harm the prevailing market price of shares of our common stock. For example, in fiscal 2018, Artal sold 14,625,000 shares of our common stock and Ms. Winfrey sold 2,359,702 shares of our common stock (including shares transferred by Ms. Winfrey as a gift to The Oprah Winfrey Charitable Foundation that were subsequently sold by such foundation). Sales such as these, and the possibility that additional sales may occur in the future, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Currently, substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act and including Artal and Ms. Winfrey, may be sold only in compliance with certain limitations applicable to affiliates. If the Acquisition is consummated, the shares of our common stock to be issued as partial consideration for the Acquisition will be “restricted securities” under the Securities Act and, as such, will be subject to certain transfer restrictions under the Securities Act.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are currently headquartered in New York, New York in a leased office space, with additional corporate, technology and certain other operations located in leased or co-working office spaces elsewhere in the United States and Canada. Each of our foreign country operations generally also has leased or co-working office space to support its operations. Our in-person workshops are typically held in third-party locations (usually on flexible month to month arrangements) or in space leased in retail centers.

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

Set forth below are the names, ages as of December 31, 2022 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position

Sima Sistani	43	Chief Executive Officer, Director

Heather Stark	49	Interim Principal Financial Officer

Michael F. Colosi	57	General Counsel and Secretary

Michael Lysaght	49	Chief Technology Officer

Amanda Tolleson	42	Chief Marketing Officer

Raymond Debbane(1)	67	Chairman of the Board of Directors

Steven M. Altschuler, M.D.(1)(2)	69	Director

Julie Bornstein	52	Director

Jennifer Dulski(1)	51	Director

Jonas M. Fajgenbaum	50	Director

Denis F. Kelly(2)	73	Director

Julie Rice(3)	52	Director

Thilo Semmelbauer(2)(3)	57	Director

Christopher J. Sobecki(1)(3)	64	Director

Oprah Winfrey	68	Director

(1)
Member of Compensation and Benefits Committee.
(2)
Member of Audit Committee.
(3)
Member of Nominating and Corporate Governance Committee.

Sima Sistani. Ms. Sistani has served as a director and our Chief Executive Officer since March 2022. Until February 2022, she worked at Epic Games, Inc., a video game and software developer and publisher, where she served as Chief Executive Officer of Houseparty, a face-to-face synchronous social network, and also was the senior executive leading social gameplay and feature development for Epic’s gaming products, including Fortnite. Prior to Epic’s acquisition of Houseparty in June 2019, Ms. Sistani was the Chief Executive Officer at Houseparty and served on its Board of Directors, having been one of its original co-founders prior to its February 2016 launch. She previously led mobile growth operations at Yahoo! Inc., a technology company, from November 2011 to May 2015, and from the time Yahoo! acquired Tumblr she served as Tumblr’s first Head of Media. Prior to that time, Ms. Sistani held positions at Goldman Sachs and Creative Artists Agency. Ms. Sistani received a B.A. from Duke University and an M.B.A. from the Kellogg School of Management at Northwestern University.

Heather Stark. Ms. Stark has served as our Interim Principal Financial Officer since December 2022. She previously served as our Head of Finance, North America from April 2022 to December 2022, Vice President Finance & Commercial Development of WW Canada from July 2018 to April 2022, Vice President Finance from May 2015 to July 2018 and Director Finance from December 2010 to May 2015. Prior to joining us, Ms. Stark was with Bacardi Limited, the world’s largest privately held spirits business, where she served as Controller of the Canadian business from September 2005 to November 2010. Prior to joining Bacardi, Ms. Stark served as the Corporate Controller of Opta Minerals Inc., a Canadian publicly traded processor, distributor and seller of industrial minerals, from 2004 to 2005. Ms. Stark was a Chartered Accountant for PriceWaterhouseCoopers LLP from 1999 through 2004. Ms. Stark received a B.A. in Canadian Studies from the University of Toronto and her Chartered Accountant and Chartered Professional Accountant designation from CPA Ontario.

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

Michael Lysaght. Mr. Lysaght has served and continues to serve as our Chief Technology Officer. Since joining us in September 2014, he also previously served as Chief Digital Officer and Senior Vice President of Digital Product Engineering. Prior to joining us, Mr. Lysaght worked at SecondMarket, Inc. (now Nasdaq Private Market), a platform providing liquidity solutions for private companies, from March 2009 to September 2014, where he most recently held the role of Vice President of Engineering/Head of Technology. He previously was an Independent Consultant working for a variety of startups, telecommunication companies and financial institutions. Mr. Lysaght has a B. Sc. in Computer Science from University College Cork, Ireland.

Amanda Tolleson. Ms. Tolleson has served as our Chief Marketing Officer since August 2022. Prior to joining us, Ms. Tolleson served as Chief Customer Officer at Maisonette, a curated baby and kid’s marketplace, from March 2020 to August 2022. She previously held several roles at Birchbox, a subscription beauty service, most recently serving as Chief Customer Officer from March 2018 to March 2020 and Chief Marketing Officer from March 2016 to March 2018, after joining the company in January 2014. Prior to that, Ms. Tolleson held several positions at various brand and marketing strategy consultancies. Ms. Tolleson received a B.A. in Psychology from Stanford University and an M.B.A. from Harvard Business School.

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

Julie Bornstein. Ms. Bornstein has been a director since February 2019. Until January 2023, Ms. Bornstein served as Senior Vice President and Chief Shopping Officer of Pinterest, Inc., a digital visual inspiration platform. Ms. Bornstein joined Pinterest when it acquired The Yes Platform, Inc., an AI-powered online shopping platform she co-founded and for which she served as Chief Executive Officer from February 2018 until its acquisition in June 2022. From March 2015 to September 2017, Ms. Bornstein served as Chief Operating Officer at Stitch Fix, Inc., an online styling services company. Prior to that, Ms. Bornstein served as Chief Digital Officer at Sephora, a cosmetic retail company and subsidiary of LVMH Moët Hennessy Louis Vuitton SE, from August 2007 to March 2015. Ms. Bornstein received a B.A. in Government from Harvard College and an M.B.A. from Harvard Business School. Ms. Bornstein is a director of Redfin Corporation and Sweetgreen, Inc.

Jennifer Dulski. Ms. Dulski has been a director since February 2020. In April 2020, Ms. Dulski founded and began serving as Chief Executive Officer of Rising Team, a SaaS company that provides tools for leadership and team development. She previously served as Head of Groups & Community for Facebook, Inc., a social networking service, from September 2017 to May 2019 and as President & Chief Operating Officer of Change.org, a social change platform, from January 2013 to June 2017. Until January 2013, Ms. Dulski served as Global Head of Product Management, Shopping & Product Ads at Google Inc., which she joined in 2011 when it acquired The Dealmap, a company she co-founded and for which she served as Chief Executive Officer from 2007 until its acquisition. Prior to that, Ms. Dulski served in multiple roles at Yahoo! Inc. from 1999 until 2007. Ms. Dulski received a B.A. in Psychology and an M.B.A. from Cornell University. She was previously a director of Social Capital Hedosophia Holdings Corp. V.

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

Denis F. Kelly. Mr. Kelly has been a director since May 2015. Mr. Kelly is affiliated with, and has served as a Managing Partner of, Scura Partners Securities LLC, a private investment banking firm which he co-founded, since 2001. In addition, Mr. Kelly has served as a Senior Advisor to TM Capital Corp., a private investment banking firm, since 2022. Also, Mr. Kelly is a Hearing Officer for National Arbitration and Mediation (NAM), one of the leading dispute resolution institutions in the United States. From 1993 to 2001, he was a Managing Director of Prudential Securities Incorporated. Previously, he served as the President and Chief Executive Officer of Denbrook Capital Corporation, a merchant banking firm, from 1991 to 1993. From 1980 to 1991, Mr. Kelly held various positions at Merrill Lynch, including Managing Director of Mergers and Acquisitions and Managing Director of Merchant Banking. Mr. Kelly began his investment banking career at Lehman Brothers in 1974. Mr. Kelly received a B.A. from Amherst College and an M.B.A. from the Wharton School of Business of the University of Pennsylvania. He was previously a director of MSC Industrial Direct Co., Inc.

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

Oprah Winfrey. Ms. Winfrey has been a director since October 2015. Most recently, Ms. Winfrey served as the Chairman and Chief Executive Officer of her cable network, OWN: Oprah Winfrey Network. Previously, she founded Harpo, Inc. in 1986, under which she has launched numerous media and entertainment businesses, including OWN: Oprah Winfrey Network, Oprah Daily, O, The Oprah Magazine, and Harpo Films, in addition to hosting and producing the award-winning talk show 'The Oprah Winfrey Show' for 25 years. Ms. Winfrey is a global media leader, philanthropist, producer, actress and author. She also has been serving as a member of the Smithsonian's advisory council since 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq. Our common stock has traded on Nasdaq under the symbol “WW” since April 22, 2019, prior to which it traded under the symbol “WTW.”

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During fiscal 2022 and fiscal 2021, we repurchased no shares of our common stock under this program. As of the end of fiscal 2022, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

Holders

The approximate number of holders of record of our common stock as of February 27, 2023 was 229. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future.

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock from December 29, 2017, the last trading day of our 2017 fiscal year, through December 30, 2022, the last trading day of our 2022 fiscal year, as compared to the cumulative return of each of (1) the Standard & Poor’s 500 Index, or the S&P 500 Index, (2) the Standard & Poor’s MidCap 400 Index, or the S&P MidCap 400 Index, and (3) the Russell 2000 Index. We selected the S&P 500 Index because it is a broad index of equity markets. In prior years, we compared our performance to the S&P MidCap 400 Index, of which we were previously a member. Beginning with our performance graph presented in this Annual Report on Form 10-K, we determined to compare our performance to the Russell 2000 Index, instead of the S&P MidCap 400 Index. We are currently a member of the Russell 2000 Index and believe it better reflects issuers having a similar market capitalization, because we believe that there are no other lines of business or published industry indices or peer groups that provide a more meaningful comparison of the cumulative return of our stock. The graph assumes that $100 was invested on December 29, 2017 in each of (1) our common stock, (2) the S&P 500 Index, (3) the S&P MidCap 400 Index, and (4) the Russell 2000 Index, and that all dividends, as applicable, were reinvested.

	Cumulative Total Return ($)
Company/Index	12.29.17	12.28.18	12.27.19	12.31.20	12.31.21	12.30.22
WW International, Inc.	100.00	93.24	84.94	55.08	36.41	8.71
S&P 500 Index	100.00	94.80	126.06	148.85	191.58	156.88
S&P MidCap 400 Index	100.00	88.01	112.15	127.54	159.12	138.34
Russell 2000 Index	100.00	88.28	111.67	134.00	153.85	122.41

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, prospects, objectives, expectations and intentions. The cautionary statements discussed in “Cautionary Notice Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K should be read as applying to all forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, without limitation, those discussed in “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. For the discussion of the financial condition and results of operations for the year ended January 1, 2022 compared to the year ended January 2, 2021, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 filed with the SEC on March 1, 2022, which discussion is incorporated herein by reference.

Overview

We are a human-centric technology company powered by our proven, science-based, clinically effective weight loss and weight management program and an award-winning digital subscription platform. We are focused on inspiring people to adopt healthy habits for real life. With nearly six decades of weight management experience, expertise and know-how, we are one of the most recognized and trusted brand names among weight-conscious consumers. We educate our members and provide them with guidance, digital tools and an inspiring community to enable them to develop healthy habits and focus on their overall health and wellness. WW-branded services and products include digital offerings provided through our apps and websites, workshops, consumer products, and various events. Our business has gone through a significant shift to a digital subscription model over the past several years and our primary sources of revenue are subscriptions for our digital products and for our workshops. Our “Digital” business refers to providing subscriptions to our digital product offerings, including Personal Coaching + Digital and Digital 360 (as applicable). Our “Workshops + Digital” business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers, including former Digital 360 members as applicable. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including our “pay-as-you-go” members. In the second quarter of fiscal 2022, we ceased offering our Digital 360 product. More than a majority of associated members were transitioned from our Digital business to our Workshops + Digital business during the second quarter of fiscal 2022, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. For additional details on the cessation of this product offering and how these transitions of former Digital 360 members at the then-current pricing for such product impacted the fiscal 2022 second quarter and first half number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business, see our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022.

We operate in numerous countries around the world, including through our franchise operations. For fiscal 2022 and recent years, we had four reportable segments based on an integrated geographical structure as follows: North America, Continental Europe (CE), United Kingdom and Other. See the section entitled “Business—Business Organization” in Item 1 of this Annual Report on Form 10-K for further information on these reportable segments and the countries in which we operate.

Effective the first day of fiscal 2023 (i.e., January 1, 2023), we realigned our organizational structure and resources to more closely align with our strategic priorities and centralized the global management of certain functions and systems. As a result of the change in our organizational structure, we now have two reportable segments, consisting of North America and International, for the purpose of making operational and resource decisions and assessing financial performance. The new reportable segments will continue to provide similar services and products. The segment information presented in this Annual Report on Form 10-K does not reflect this change in reportable segments as the change did not take effect internally until our first quarter of fiscal 2023. We will begin reporting segment information based on these new segments in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2023.

Components of our Results of Operations

Revenues

We derive our revenues principally from:

•
Subscription Revenues. Our “Subscription Revenues” consist of “Digital Subscription Revenues” and “Workshops + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including Personal Coaching + Digital and Digital 360 (as applicable). “Workshops + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops.
•
Consumer product sales, licensing, franchise royalties and other. We sell a range of consumer products, including bars, snacks, cookbooks and kitchen tools, online through our e-commerce platforms, at our studios, and through our trusted partners. We license our trademarks and other intellectual property in certain categories of food, beverages and other relevant consumer products and services. We also co-brand or endorse with carefully selected branded consumer products and services. In addition, we generate revenues from publishing and franchise royalties.

The following table sets forth our revenues by category for the past two fiscal years.

Revenue Sources

(in millions)

	Fiscal 2022	Fiscal 2021
Subscription Revenues	$919.1	$1,063.0
Consumer product sales, licensing, franchise royalties and other	121.8	149.4
Total	$1,040.9	$1,212.5

Note: Totals may not sum due to rounding.

Total revenues for fiscal 2022 decreased 14.2% versus fiscal 2021 driven primarily by a decrease in Subscription Revenues. Additional revenue details are as follows:

•
Subscription Revenues. Subscription Revenues for fiscal 2022 decreased 13.5% versus fiscal 2021 driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the recruitment decline during fiscal 2022 as compared to the prior year and the lower number of Incoming Digital Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. End of Period Subscribers for fiscal 2022 decreased 14.9% versus the prior year. For fiscal 2022, Workshops + Digital Fees, Workshops + Digital Paid Weeks and End of Period Workshops + Digital Subscribers all substantially benefited from the transition of our former Digital 360 members from the Digital business to the Workshops + Digital business during the second and third quarters of fiscal 2022 as previously disclosed. Recruitment and retention continue to be a key strategic focus.
•
Consumer product sales, licensing, franchise royalties and other. Consumer product sales, licensing, franchise royalties and other for fiscal 2022 decreased 18.5% versus fiscal 2021 driven primarily by a decrease in e-commerce product sales.

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

Marketing Expenses

Marketing expenses primarily consist of costs to produce advertising and marketing materials as well as media costs to advertise our brand and products across multiple platforms (e.g., television, YouTube, social media, programmatic, audio, search, affiliate, branded content, electronic customer relationship marketing (eCRM), direct mail and public relations), costs paid to third-party agencies who help us develop our marketing campaigns and strategy, expenses associated with brand ambassadors, expenses in support of market research, as well as costs incurred in connection with local marketing and promotions.

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

Gross Margin

The following table sets forth our gross profit and gross margin for the past two fiscal years, as adjusted for fiscal 2022 to exclude the net impact of the 2023 plan restructuring charges, the 2022 plan restructuring charges, the reversal of 2021 plan restructuring charges and the reversal of 2020 plan restructuring charges, and as adjusted for fiscal 2021 to exclude the net impact of the 2021 plan restructuring charges and the reversal of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” for additional information.

(in millions except percentages)	Fiscal 2022	Fiscal 2021
Gross Profit	$622.4	$726.4
Gross Margin	59.8%	59.9%
Adjustments to Reported Amounts (1)
2023 plan restructuring charges	1.8	—
2022 plan restructuring charges	6.5	—
2021 plan restructuring charges	(0.6)	16.7
2020 plan restructuring charges	(0.7)	(1.3)
Gross Profit, as adjusted (1)	$629.4	$741.8
Gross Margin impact from above adjustments (1)	(0.7%)	(1.3%)
Gross Margin, as adjusted (1)	60.5%	61.2%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for fiscal 2022 to exclude the net impact of the $1.8 million ($1.3 million after tax) of 2023 plan restructuring charges, the $6.5 million ($4.9 million after tax) of 2022 plan restructuring charges, the reversal of $0.6 million ($0.4 million after tax) of 2021 plan restructuring charges and the reversal of $0.7 million ($0.5 million after tax) of 2020 plan restructuring charges, and for fiscal 2021 to exclude the net impact of the $16.7 million ($12.5 million after tax) of 2021 plan restructuring charges and the reversal of $1.3 million ($1.0 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In fiscal 2022, the gross margin decrease from fiscal 2021, for both an as reported and an as adjusted basis, was driven by a revenue shift from our higher margin Digital business, partially offset by a margin benefit from savings in our Workshops + Digital business.

Operating (Loss) Income Margin

The following table sets forth our operating (loss) income and operating (loss) income margin for the past two fiscal years, as adjusted for fiscal 2022 to exclude the impact of the franchise rights acquired and goodwill impairments and the net impact of the 2023 plan restructuring charges, the 2022 plan restructuring charges, the reversal of 2021 plan restructuring charges and the reversal of 2020 plan restructuring charges, and as adjusted for fiscal 2021 to exclude the net impact of the 2021 plan restructuring charges and the reversal of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” for additional information.

(in millions except percentages)	Fiscal 2022	Fiscal 2021
Operating (Loss) Income	$(283.0)	$196.3
Operating (Loss) Income Margin	(27.2%)	16.2%
Adjustments to Reported Amounts (1)
Franchise rights acquired and goodwill impairments	396.7	—
2023 plan restructuring charges	13.6	—
2022 plan restructuring charges	27.2	—
2021 plan restructuring charges	(0.3)	21.5
2020 plan restructuring charges	(0.7)	(1.6)
Operating Income, as adjusted (1)	$153.5	$216.2
Operating Income Margin impact from above adjustments (1)	(41.9%)	(1.6%)
Operating Income Margin, as adjusted (1)	14.7%	17.8%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for fiscal 2022 to exclude the impact of the $396.7 million ($301.3 million after tax) of franchise rights acquired and goodwill impairments and the net impact of the $13.6 million ($10.2 million after tax) of 2023 plan restructuring charges, the $27.2 million ($20.4 million after tax) of 2022 plan restructuring charges, the reversal of $0.3 million ($0.3 million after tax) of 2021 plan restructuring charges and the reversal of $0.7 million ($0.5 million after tax) of 2020 plan restructuring charges, and for fiscal 2021 to exclude the net impact of the $21.5 million ($16.1 million after tax) of 2021 plan restructuring charges and the reversal of $1.6 million ($1.2 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

The operating loss margin in fiscal 2022 was driven primarily by the franchise rights acquired and goodwill impairments. In fiscal 2022, excluding the impact of the franchise rights acquired and goodwill impairments and the net impact of the 2023 plan restructuring charges, the 2022 plan restructuring charges, the reversal of 2021 plan restructuring charges and the reversal of 2020 plan restructuring charges, the decrease in operating income margin from fiscal 2021, excluding the net impact of the 2021 plan restructuring charges and the reversal of 2020 plan restructuring charges, was driven primarily by an increase in marketing expenses as a percentage of revenue, a decrease in gross margin and an increase in selling, general and administrative expenses as a percentage of revenue.

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

•
Revenues—Our “Subscription Revenues” consist of “Digital Subscription Revenues” and “Workshops + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including Personal Coaching + Digital and Digital 360 (as applicable). “Workshops + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products via e-commerce, in studios and through our trusted partners, revenues from licensing and publishing, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and royalties.
•
Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our digital subscription products, including Personal Coaching + Digital and Digital 360 (as applicable); (ii) “Workshops + Digital Paid Weeks” is the sum of total paid commitment plan weeks which include workshops and digital offerings and total “pay-as-you-go” weeks; and (iii) “Total Paid Weeks” is the sum of Digital Paid Weeks and Workshops + Digital Paid Weeks.
•
Incoming Subscribers—“Subscribers” refer to Digital subscribers and Workshops + Digital subscribers who participate in recurring bill programs in Company-owned operations. The “Incoming Subscribers” metric reports WW subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital, including Personal Coaching + Digital and Digital 360 (as applicable), subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “Incoming Subscribers” is the sum of Incoming Digital Subscribers and Incoming Workshops + Digital Subscribers. Recruitment and retention are key drivers for this metric.
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

COVID-19 Pandemic

The novel coronavirus (including its variants, COVID-19) pandemic has had, and continues to have, unpredictable impacts on consumer sentiment and behavior, which in turn have impacted and may continue to impact our business performance and operations. We have seen significant shifts in consumer sentiment with respect to the weight loss and wellness marketplace, which we believe in part is attributable to the evolution of the pandemic. COVID-19 had a significant effect on our recruitments starting in March 2020. Our Workshops + Digital recruitments were substantially negatively impacted during the first year of the pandemic. While Digital recruitments were strong in the beginning of the COVID-19 pandemic, a subsequent turn in consumer sentiment drove a decline in Digital recruitments. Given the long-term subscription model of our business, these declines in recruitment continued to impact the number of our End of Period Subscribers at the end of fiscal 2022, which declined compared to the prior year. Additionally, our mix shift toward our Digital business, which was significant during the onset of the pandemic, especially when amplified by the nature of our subscription business, negatively impacted revenue. Over the longer term, it remains uncertain how the COVID-19 pandemic will impact consumer demand for our products and services and consumer preferences and behavior generally.

We continue to serve our members virtually, both via our Digital business and through virtual workshops, and to evolve our workshop strategy as we evaluate our cost structure and respond to shifting consumer sentiment. The current number of our studio locations is significantly lower than prior to the pandemic, and we expect it to remain below pre-COVID-19 levels. As a result, we have incurred, and will continue to incur, significant costs associated with our real estate realignment.

While we expect the effects of the pandemic and the related shifts in consumer sentiment and behavior to negatively impact our results of operations, cash flows and financial position, the uncertainty of the full extent of the duration and severity of the consumer, economic and operational impacts of COVID-19 means we cannot reasonably estimate the related financial impact at this time. This dynamic situation continues to drive uncertainty at the macroeconomic, local and consumer levels. We continue to actively monitor the evolution of COVID-19 and its impact and related developments. For more information, see “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K for fiscal 2022.

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
•
increased competition from weight loss and wellness apps;
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

North America Metrics and Business Trends

In fiscal 2022, North America Total Paid Weeks decreased 10.0% versus the prior year, driven primarily by both lower recruitments versus the prior year and the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021.

Continental Europe Metrics and Business Trends

In fiscal 2022, Continental Europe Total Paid Weeks decreased 12.7% versus the prior year, driven primarily by both lower recruitments versus the prior year and the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021.

United Kingdom Metrics and Business Trends

In fiscal 2022, United Kingdom Total Paid Weeks decreased 21.0% versus the prior year, driven primarily by both the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021 and lower recruitments versus the prior year.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross margin, operating (loss) income, operating (loss) income margin and components thereof are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) fiscal 2022 to exclude (a) the impact of impairment charges for our franchise rights acquired related to our United States, Canada, United Kingdom, New Zealand and Australia units of account and impairment charges for our goodwill related to our Republic of Ireland reporting unit and our wholly-owned subsidiary Kurbo and (b) the net impact of (w) charges associated with our previously disclosed 2023 restructuring plan (the “2023 plan”), (x) charges associated with our previously disclosed 2022 restructuring plan (the “2022 plan”), (y) charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”) or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (z) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”); and (ii) fiscal 2021 to exclude the net impact of (x) charges associated with the 2021 plan and (y) the reversal of certain of the charges associated with the 2020 plan. We generally refer to such non-GAAP measures as follows: (i) with respect to the adjustments for fiscal 2022, as excluding or adjusting for the impact of franchise rights acquired and goodwill impairments and the net impact of restructuring charges; and (ii) with respect to the adjustments for fiscal 2021, as excluding or adjusting for the net impact of restructuring charges. We also present within this Annual Report on Form 10-K the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, and early extinguishment of debt with respect to the Company’s previously disclosed April 2021 debt refinancing and voluntary debt prepayments (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to our Workshops + Digital business and a relief from royalty methodology for franchise rights related to our Digital business. The aggregate estimated fair value for franchise rights is then compared to the carrying value of the unit of account for these rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Australia, United Kingdom and New Zealand as of the December 31, 2022 balance sheet date were $374.4 million, $4.2 million, $2.7 million and $2.4 million, respectively, which represented 97.6%, 1.1%, 0.7% and 0.6%, respectively, of total franchise rights acquired as of December 31, 2022.

In our hypothetical start-up approach analyses for fiscal 2022, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In our relief from royalty approach analyses for fiscal 2022, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the December 31, 2022 balance sheet date were $104.0 million, $39.5 million and $12.4 million, respectively, which represented 66.7%, 25.3% and 8.0%, respectively, of total goodwill as of December 31, 2022.

In performing the impairment analysis for goodwill, for all of our reporting units, we estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. We utilized operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Indefinite-Lived Franchise Rights Acquired and Goodwill Impairment Tests

We review indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for potential impairment on at least an annual basis or more often if events so require. We performed our annual fair value impairment testing as of May 8, 2022 and May 9, 2021, each the first day of fiscal May, on our indefinite-lived intangible assets and goodwill. In addition, based on triggering events, we performed an interim impairment test as of October 1, 2022 on certain of our indefinite-lived intangible assets for the third quarter of fiscal 2022 and an interim impairment test as of December 31, 2022 on our indefinite-lived intangible assets and goodwill for our Republic of Ireland reporting unit for the fourth quarter of fiscal 2022.

When determining fair value, we utilize various assumptions, including projections of future cash flows, revenue growth rates, operating income margins and discount rates. A change in these underlying assumptions could cause a change in the results of the impairment assessments and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of those assets. In the event such a result occurred, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these assumptions and believe that these assumptions are appropriate.

In performing our impairment analysis, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their levels at the time of testing, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

For further information regarding the results of the franchise rights acquired and goodwill annual impairment tests, the franchise rights acquired interim impairment test for the third quarter of fiscal 2022 and the franchise rights acquired and goodwill interim impairment tests for the fourth quarter of fiscal 2022, see Note 7 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Critical Accounting Policies

Information concerning our critical accounting policies is set forth in Note 2 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR FISCAL 2022 (52 weeks) COMPARED TO FISCAL 2021 (52 weeks)

The table below sets forth selected financial information for fiscal 2022 from our consolidated statements of operations for fiscal 2022 versus selected financial information for fiscal 2021 from our consolidated statements of operations for fiscal 2021.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	Fiscal 2022	Fiscal 2021	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$1,040.9	$1,212.5	$(171.6)	(14.2%)		(11.0%)
Cost of revenues	418.5	486.1	(67.7)	(13.9%)		(11.6%)
Gross profit	622.4	726.4	(104.0)	(14.3%)		(10.5%)
Gross Margin %	59.8%	59.9%

Marketing expenses	244.8	261.5	(16.7)	(6.4%)		(3.4%)
Selling, general & administrative expenses	263.8	268.6	(4.8)	(1.8%)		0.2%
Franchise rights acquired and goodwill impairments	396.7	—	396.7	100.0%		100.0%
Operating (loss) income	(283.0)	196.3	(479.2)	(100.0%)	*	(100.0%)	*
Operating (Loss) Income Margin %	(27.2%)	16.2%

Interest expense	81.1	87.9	(6.8)	(7.7%)		(7.7%)
Other expense, net	1.7	1.4	0.3	24.4%		24.4%
Early extinguishment of debt	—	30.4	(30.4)	(100.0%)		(100.0%)
(Loss) income before income taxes	(365.8)	76.7	(442.4)	(100.0%)	*	(100.0%)	*

(Benefit from) provision for income taxes	(114.4)	9.8	(124.2)	(100.0%)	*	(100.0%)	*
Net (loss) income	$(251.4)	$66.9	$(318.3)	(100.0%)	*	(100.0%)	*

Weighted average diluted shares outstanding	70.3	70.7	(0.4)	(0.6%)		(0.6%)
Diluted (net loss) earnings per share	$(3.58)	$0.95	$(4.52)	(100.0%)	*	(100.0%)	*

Note: Totals may not sum due to rounding.

* Note: Percentage in excess of 100.0%.

Certain results for fiscal 2022 are adjusted to exclude the impact of the $396.7 million of franchise rights acquired and goodwill impairments and the net impact of the $13.6 million of 2023 plan restructuring charges, the $27.2 million of 2022 plan restructuring charges, the reversal of $0.3 million of 2021 plan restructuring charges and the reversal of $0.7 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended December 31, 2022 which have been adjusted.

				Operating
		Gross	Operating	(Loss)
	Gross	Profit	(Loss)	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Fiscal 2022	$622.4	59.8%	$(283.0)	(27.2%)
Adjustments to reported amounts (1)
Franchise rights acquired and goodwill impairments	—		396.7
2023 plan restructuring charges	1.8		13.6
2022 plan restructuring charges	6.5		27.2
2021 plan restructuring charges	(0.6)		(0.3)
2020 plan restructuring charges	(0.7)		(0.7)
Total adjustments (1)	7.0		436.4
Fiscal 2022, as adjusted (1)	$629.4	60.5%	$153.5	14.7%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for fiscal 2022 to exclude the impact of the $396.7 million ($301.3 million after tax) of franchise rights acquired and goodwill impairments and the net impact of the $13.6 million ($10.2 million after tax) of 2023 plan restructuring charges, the $27.2 million ($20.4 million after tax) of 2022 plan restructuring charges, the reversal of $0.3 million ($0.3 million after tax) of 2021 plan restructuring charges and the reversal of $0.7 million ($0.5 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for fiscal 2021 are adjusted to exclude the net impact of the $21.5 million of 2021 plan restructuring charges and the reversal of $1.6 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended January 1, 2022 which have been adjusted.

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

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for fiscal 2021 to exclude the net impact of the $21.5 million ($16.1 million after tax) of 2021 plan restructuring charges and the reversal of $1.6 million ($1.2 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for fiscal 2022 were $1,040.9 million, a decrease of $171.6 million, or 14.2%, versus fiscal 2021. Excluding the impact of foreign currency, which negatively impacted our revenues in fiscal 2022 by $38.6 million, revenues for fiscal 2022 would have decreased 11.0% versus the prior year. This decrease was driven primarily by lower Subscription Revenues reflecting lower sign-ups primarily due to worsened consumer sentiment and our PersonalPoints program not resonating with consumers to the extent anticipated. This worsened consumer sentiment was due in part to the evolution of the COVID-19 pandemic as well as the likely impact of certain macro factors including increasing inflation, social and political unrest and challenged economic growth. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Total cost of revenues for fiscal 2022 decreased $67.7 million, or 13.9%, versus fiscal 2021. Excluding the impact of foreign currency, which decreased cost of revenues in fiscal 2022 by $11.2 million, cost of revenues for fiscal 2022 would have decreased 11.6% versus the prior year. Excluding the net impact of the $7.0 million of restructuring charges in fiscal 2022 and the net impact of the $15.4 million of restructuring charges in fiscal 2021, total cost of revenues for fiscal 2022 would have decreased by 12.6%, or 10.2% on a constant currency basis, versus the prior year.

Gross Profit

Gross profit for fiscal 2022 decreased $104.0 million, or 14.3%, versus fiscal 2021. Excluding the impact of foreign currency, which negatively impacted gross profit in fiscal 2022 by $27.4 million, gross profit for fiscal 2022 would have decreased 10.5% versus the prior year. Excluding the net impact of the $7.0 million of restructuring charges in fiscal 2022 and the net impact of the $15.4 million of restructuring charges in fiscal 2021, gross profit for fiscal 2022 would have decreased by 15.2%, or 11.5% on a constant currency basis, versus the prior year primarily due to the decrease in revenues. Gross margin for fiscal 2022 decreased to 59.8% versus 59.9% for fiscal 2021. Excluding the impact of foreign currency, gross margin for fiscal 2022 would have increased 0.3% to 60.2% versus the prior year. Excluding the net impact of restructuring charges in fiscal 2022 and the net impact of restructuring charges in fiscal 2021, gross margin for fiscal 2022 would have decreased 0.7% to 60.5% versus the prior year. Excluding the impact of foreign currency, the net impact of restructuring charges in fiscal 2022 and the net impact of restructuring charges in fiscal 2021, gross margin for fiscal 2022 would have decreased 0.3% to 60.8% versus the prior year. The gross margin decrease was driven by a revenue shift from our higher margin Digital business, partially offset by a margin benefit from savings in our Workshops + Digital business.

Marketing

Marketing expenses for fiscal 2022 decreased $16.7 million, or 6.4%, versus fiscal 2021. Excluding the impact of foreign currency, which decreased marketing expenses in fiscal 2022 by $7.8 million, marketing expenses for fiscal 2022 would have decreased 3.4% versus the prior year. This decrease in marketing expenses was primarily due to a decline in TV media spending, particularly in our international markets, and lower production and related expenses. Marketing expenses as a percentage of revenue for fiscal 2022 increased to 23.5% from 21.6% for fiscal 2021.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2022 decreased $4.8 million, or 1.8%, versus fiscal 2021. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in fiscal 2022 by $5.4 million, selling, general and administrative expenses for fiscal 2022 would have increased 0.2% versus the prior year. Excluding the net impact of the $32.7 million of restructuring charges in fiscal 2022 and the net impact of the $4.5 million of restructuring charges in fiscal 2021, selling, general and administrative expenses for fiscal 2022 would have decreased by 12.5%, or 10.4% on a constant currency basis, versus the prior year. This decrease in selling, general and administrative expenses was primarily due to lower stock compensation expense, lower salary costs, lower professional fees and an increase in capitalizable projects. Selling, general and administrative expenses as a percentage of revenue for fiscal 2022 increased to 25.3% from 22.2% for fiscal 2021. Excluding the net impact of restructuring charges in fiscal 2022 and the net impact of restructuring charges in fiscal 2021, selling, general and administrative expenses as a percentage of revenue for fiscal 2022 would have increased by 0.4%, or 0.1% on a constant currency basis, versus the prior year.

Impairments

In performing our interim impairment analysis as of December 31, 2022, we determined that the carrying amounts of our United States, Canada, United Kingdom and Australia franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our United States, Canada, United Kingdom and Australia units of account of $25.7 million, $19.7 million (which comprised the remaining balance of franchise rights acquired for this unit of account), $8.3 million and $1.9 million, respectively, in the fourth quarter of fiscal 2022. In addition, with respect to our Republic of Ireland reporting unit, during the fourth quarter of fiscal 2022, we made a strategic decision to delay the launch of the Digital business in that country. As a result of this decision, a triggering event occurred which required us to perform an interim goodwill impairment analysis. In performing our discounted cash flow analysis, we determined that the carrying amount of this reporting unit exceeded its fair value and, as a result, we recorded an impairment charge of $2.0 million.

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

Operating (Loss) Income

Operating loss for fiscal 2022 was $283.0 million compared to operating income for fiscal 2021 of $196.3 million. Operating loss for fiscal 2022 was negatively impacted by $9.7 million of foreign currency. Excluding the impact of the $396.7 million of franchise rights acquired and goodwill impairments in fiscal 2022, the net impact of the $39.7 million of restructuring charges in fiscal 2022 and the net impact of the $19.9 million of restructuring charges in fiscal 2021, operating income would have been $153.5 million for fiscal 2022, a decrease of 29.0%, or 22.5% on a constant currency basis, versus operating income in the prior year. Operating loss margin for fiscal 2022 was 27.2% compared to operating income margin for fiscal 2021 of 16.2%. Excluding the impact of the franchise rights acquired and goodwill impairments in fiscal 2022, the net impact of restructuring charges in fiscal 2022 and the net impact of restructuring charges in fiscal 2021, operating income margin would have been 14.7% for fiscal 2022, a decrease of 3.1%, or 2.3% on a constant currency basis, versus operating income margin in the prior year. This decrease in operating income margin was driven by an increase in marketing expenses as a percentage of revenue, a decrease in gross margin and an increase in selling, general and administrative expenses as a percentage of revenue, versus the prior year.

Interest Expense

Interest expense for fiscal 2022 decreased $6.8 million, or 7.7%, versus fiscal 2021. The decrease in interest expense was driven primarily by lower interest rates under our Term Loan Facility (as defined below) and on our Senior Secured Notes (as defined below) as a result of our April 2021 debt refinancing (as defined below), partially offset by an increase in market interest rates during the second half of fiscal 2022. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2022 and fiscal 2021 and excluding the impact of our interest rate swaps then in effect, increased to 5.45% per annum at the end of fiscal 2022 from 5.15% per annum at the end of fiscal 2021. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2022 and fiscal 2021, decreased to 5.67% per annum at the end of fiscal 2022 from 5.85% per annum at the end of fiscal 2021. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.3 million for fiscal 2022 to $1.7 million of expense as compared to $1.4 million of expense for fiscal 2021.

Early Extinguishment of Debt

In fiscal 2021, we recorded $30.4 million in an aggregate amount of early extinguishment of debt charges, comprised of (1) $29.2 million of fees written-off in the second quarter of fiscal 2021 in connection with our April 2021 debt refinancing, consisting of $12.9 million of a prepayment penalty on the Discharged Senior Notes (as defined below), $9.0 million of financing fees and $7.2 million of pre-existing deferred financing fees and debt discount and (2) $1.2 million recorded in the fourth quarter of fiscal 2021 resulting from the write-off of a debt discount and deferred financing fees in connection with the voluntary debt prepayments of our outstanding term loans under the Term Loan Facility. For additional details, see “—Liquidity and Capital Resources—Long-Term Debt”.

Tax

Our effective tax rate for fiscal 2022 was 31.3% as compared to 12.7% for fiscal 2021. The tax benefit for fiscal 2022 was impacted by a tax benefit from a legal entity restructuring in connection with an organizational realignment to simplify the Company’s corporate structure and reduce associated costs, or the Organizational Realignment, which resulted in a reversal of certain deferred tax liabilities, a tax benefit related to foreign-derived intangible income, and a tax benefit for out-of-period income tax adjustments. These benefits were partially offset by a tax expense from a valuation allowance established to offset certain deferred tax assets due to the uncertainty of realizing future tax benefits from its interest expense carryforwards, a tax expense related to income earned in foreign jurisdictions at rates higher than the U.S., and a tax expense related to tax shortfalls from stock compensation.

We continue to evaluate the realizability of our deferred tax assets and if our U.S. business continues to decline, it is possible that some or all of the business interest expense carryforward may not be utilized. While this carryforward has an indefinite life, a change in the valuation allowance is possible in the foreseeable future which could materially increase our tax expense in the period the valuation allowance is recognized.

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

Net (Loss) Income and Diluted (Net Loss) Earnings Per Share

Net loss for fiscal 2022 was $251.4 million compared to net income for fiscal 2021 of $66.9 million. Net loss for fiscal 2022 was negatively impacted by $5.7 million of foreign currency. Net loss for fiscal 2022 included a $301.3 million impact from franchise rights acquired and goodwill impairments and a $29.8 million net impact from restructuring charges. Additionally, net loss for fiscal 2022 included a $48.3 million tax benefit from a legal entity restructuring in connection with the Organizational Realignment which resulted in a reversal of certain deferred tax liabilities and a $27.1 million tax expense from a valuation allowance established to offset certain deferred tax assets due to the uncertainty of realizing future tax benefits from its interest expense carryforwards. Net income for fiscal 2021 included a $22.7 million impact from the write-off of fees related to our aggregate early extinguishment of debt charges and a $14.9 million net impact from restructuring charges. Additionally, net income for fiscal 2021 included a $6.3 million tax benefit related to a decrease in the applicable state tax rate on certain deferred income and a $1.6 million tax benefit due to the reversal of a valuation allowance related to certain non-U.S. net operating losses that are now expected to be realized.

Diluted net loss per share for fiscal 2022 was $3.58 compared to earnings per fully diluted share, or EPS, of $0.95 for fiscal 2021. Diluted net loss per share for fiscal 2022 included a $4.28 impact from franchise rights acquired and goodwill impairments and a $0.42 net impact from restructuring charges. Additionally, diluted net loss per share for fiscal 2022 included a $0.69 tax benefit from a legal entity restructuring in connection with the Organizational Realignment which resulted in a reversal of certain deferred tax liabilities and a $0.39 tax expense from a valuation allowance established to offset certain deferred tax assets due to the uncertainty of realizing future tax benefits from its interest expense carryforwards. EPS for fiscal 2021 included a $0.32 impact from the write-off of fees related to our aggregate early extinguishment of debt charges and a $0.21 net impact from restructuring charges. Additionally, EPS for fiscal 2021 included a $0.09 tax benefit related to a decrease in the applicable state tax rate on certain deferred income and a $0.02 tax benefit due to the reversal of a valuation allowance related to certain non-U.S. net operating losses that are now expected to be realized.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2022 and the percentage change in those metrics versus the prior year:

(in millions except percentages and as noted)

	Fiscal 2022
	GAAP			Constant Currency
	Subscription Revenues	Product Sales & Other	Total Revenues	Subscription Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$640.3	$86.6	$726.9	$641.7	$86.8	$728.5	141.4	2,734.9	2,337.0
CE	214.9	24.2	239.1	241.8	27.2	269.0	56.6	1,094.1	921.9
UK	41.2	6.8	48.0	45.7	7.5	53.2	13.0	245.0	199.8
Other (1)	22.7	4.2	26.8	24.4	4.4	28.8	4.8	94.5	87.5
Total	$919.1	$121.8	$1,040.9	$953.7	$125.8	$1,079.5	215.7	4,168.6	3,546.1

	% Change Fiscal 2022 vs. Fiscal 2021
North America	(10.4%)	(13.9%)	(10.8%)	(10.2%)	(13.7%)	(10.6%)	(10.0%)	(3.1%)	(14.6%)
CE	(18.9%)	(26.3%)	(19.7%)	(8.7%)	(17.5%)	(9.7%)	(12.7%)	(7.2%)	(15.7%)
UK	(25.1%)	(37.2%)	(27.1%)	(17.0%)	(30.6%)	(19.2%)	(21.0%)	(24.3%)	(18.4%)
Other (1)	(21.1%)	(19.5%)	(20.9%)	(15.1%)	(15.1%)	(15.1%)	(9.0%)	(3.2%)	(7.5%)
Total	(13.5%)	(18.5%)	(14.2%)	(10.3%)	(15.8%)	(11.0%)	(11.4%)	(5.8%)	(14.9%)

Note: Totals may not sum due to rounding.

(1)
Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Fiscal 2022
	Digital Subscription Revenues					Workshops + Digital Fees
	GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
				(in thousands)					(in thousands)
North America	$436.1	$437.2	111.5	2,186.9	1,802.5	$204.1	$204.5	29.9	548.0	534.5
CE	184.6	207.7	51.0	998.5	817.6	30.3	34.2	5.6	95.7	104.2
UK	25.4	28.1	9.4	179.7	143.3	15.8	17.6	3.5	65.3	56.5
Other (1)	16.5	17.8	3.9	76.0	72.2	6.2	6.6	0.9	18.5	15.3
Total	$662.7	$690.8	175.8	3,441.1	2,835.6	$256.4	$262.8	39.9	727.4	710.5

	% Change Fiscal 2022 vs. Fiscal 2021
North America	(13.5%)	(13.3%)	(13.1%)	(6.3%)	(17.6%)	(2.8%)	(2.7%)	4.3%	12.3%	(2.5%)
CE	(19.1%)	(9.0%)	(14.0%)	(5.8%)	(18.1%)	(17.5%)	(7.0%)	1.8%	(20.1%)	8.9%
UK	(30.1%)	(22.6%)	(24.2%)	(23.5%)	(20.3%)	(15.5%)	(6.1%)	(11.1%)	(26.2%)	(13.4%)
Other (1)	(14.8%)	(8.3%)	(3.7%)	2.8%	(5.0%)	(34.2%)	(29.2%)	(27.1%)	(21.9%)	(17.4%)
Total	(15.9%)	(12.4%)	(13.9%)	(7.1%)	(17.6%)	(6.7%)	(4.4%)	1.4%	1.0%	(2.3%)

Note: Totals may not sum due to rounding.

(1)
Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The decrease in North America revenues for fiscal 2022 versus the prior year was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for fiscal 2022 versus the prior year was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the recruitment decline during fiscal 2022 as compared to the prior year and the lower number of Incoming Digital Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in North America Total Paid Weeks for fiscal 2022 versus the prior year was driven primarily by both lower recruitments for fiscal 2022 versus the prior year and the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. For fiscal 2022, Workshops + Digital Fees, Workshops + Digital Paid Weeks and End of Period Workshops + Digital Subscribers all benefited from the transition of our former Digital 360 members from the Digital business to the Workshops + Digital business during the second and third quarters of fiscal 2022 as previously disclosed.

The decrease in North America product sales and other for fiscal 2022 versus the prior year was driven primarily by a decrease in e-commerce product sales.

Continental Europe Performance

The decrease in Continental Europe revenues for fiscal 2022 versus the prior year was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for fiscal 2022 versus the prior year was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the recruitment decline during fiscal 2022 as compared to the prior year and the lower number of Incoming Digital Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in Continental Europe Total Paid Weeks for fiscal 2022 versus the prior year was driven primarily by both lower recruitments for fiscal 2022 versus the prior year and the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021.

The decrease in Continental Europe product sales and other for fiscal 2022 versus the prior year was driven primarily by a decrease in e-commerce product sales.

United Kingdom Performance

The decrease in United Kingdom revenues for fiscal 2022 versus the prior year was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for fiscal 2022 versus the prior year was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by both the lower number of Incoming Digital Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021 and the recruitment decline during fiscal 2022 as compared to the prior year. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated. The decrease in United Kingdom Total Paid Weeks for fiscal 2022 versus the prior year was driven primarily by both the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021 and lower recruitments for fiscal 2022 versus the prior year.

The decrease in United Kingdom product sales and other for fiscal 2022 versus the prior year was driven primarily by a decrease in e-commerce product sales.

Other Performance

The decrease in Other revenues for fiscal 2022 versus the prior year was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for fiscal 2022 versus the prior year was driven by a decrease in Workshops + Digital Fees and, to a lesser extent, a decrease in Digital Subscription Revenues. Subscription Revenues were negatively impacted by both the recruitment decline during fiscal 2022 as compared to the prior year and the lower number of Total Incoming Subscribers at the beginning of fiscal 2022 versus the beginning of fiscal 2021. This decline in recruitments was driven primarily by worsened consumer sentiment in the current environment and our PersonalPoints program not resonating with consumers to the extent anticipated.

The decrease in Other product sales and other for fiscal 2022 versus the prior year was driven primarily by a decrease in product sales, licensing and franchise commissions.

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied us with our primary source of liquidity. We have used these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. If the previously discussed Acquisition is consummated, we anticipate a net cash outlay of $39.0 million in the second quarter of fiscal 2023. For additional details on the purchase price consideration for the Acquisition and related terms, see “Item 1. Business—Pending Acquisition of Weekend Health (d/b/a Sequence)” of this Annual Report on Form 10-K. This cash outlay will reduce the liquidity available to us in the future. See “Risk Factors—Risks Related to Our Proposed Acquisition of Weekend Health (d/b/a Sequence)—If consummated, the Acquisition may not achieve its intended results.” and “Risk Factors—Risks Related to Our Liquidity—We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.” for additional details. We currently believe that cash generated by operations, our cash on hand of approximately $178.3 million at December 31, 2022, our availability under our Revolving Credit Facility (as defined and described below) at December 31, 2022 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term, both on a standalone basis and if the Acquisition is consummated. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. See “—Long-Term Debt” for additional details on this refinancing. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity. For example, we instituted restructuring plans in recent fiscal years which will result in aggregate cash outlays of approximately $42.0 million in fiscal 2023. For additional details, see Note 23 “Restructurings” of the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K. The evolving nature, and uncertain economic impact, of the current demand environment may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to fully access our Revolving Credit Facility, may be adversely affected.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents at:

	December 31,	January 1,	Increase/
	2022	2022	(Decrease)
	(in millions)
Total current assets	$281.3	$271.2	$10.2
Total current liabilities	196.6	229.1	(32.6)
Working capital surplus	84.8	42.0	(42.7)
Cash and cash equivalents	178.3	153.8	24.5
Working capital deficit, excluding cash and cash equivalents	$(93.6)	$(111.8)	$(18.2)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $18.2 million decrease in our working capital deficit, excluding cash and cash equivalents:

				Impact to
	December 31,	January 1,	Increase/	Working
	2022	2022	(Decrease)	Capital Deficit
	(in millions)
Derivative (receivable) payable, net	$(11.7)	$14.7	$(26.4)	$(26.4)
Deferred revenue	$32.2	$45.9	$(13.7)	$(13.7)
Portion of operating lease liabilities due within one year	$18.0	$20.3	$(2.3)	$(2.3)
Income taxes payable	$1.6	$1.7	$(0.1)	$(0.1)
Accrued interest	$5.3	$5.1	$0.2	$0.2
Prepaid income taxes	$19.4	$30.5	$(11.0)	$11.0
Operational liabilities and other, net of assets	$67.8	$54.7	$13.1	$13.1
Working capital deficit change, excluding cash and cash equivalents				$(18.2)

Note: Totals may not sum due to rounding.

The change in derivative (receivable) payable, net was due to a change in fair value driven by the change in interest rates. The decrease in deferred revenue was driven primarily by lower signups compared to the prior year. The decrease in prepaid income taxes was driven primarily by the timing of tax payments. The increase in operational liabilities and other, net of assets was driven primarily by lower inventory due to the ongoing rationalization of our consumer products business, including the previously announced discontinuation of consumer products sales in our international markets.

Cash Flows

The following table sets forth a summary of our cash flows for the fiscal years ended:

	December 31,	January 1,
	2022	2022
	(in millions)
Net cash provided by operating activities	$76.6	$157.3
Net cash used for investing activities	$(42.6)	$(52.8)
Net cash used for financing activities	$(4.7)	$(111.5)

Operating Activities

Cash flows provided by operating activities of $76.6 million for fiscal 2022 reflected a decrease of $80.6 million from $157.3 million of cash flows provided by operating activities for fiscal 2021. The decrease in cash provided by operating activities was primarily the result of a decrease in net income, partially offset by an increase in non-cash add-back adjustments in fiscal 2022 as compared to the prior year.

Investing Activities

Net cash used for investing activities totaled $42.6 million for fiscal 2022, a decrease of $10.1 million as compared to fiscal 2021. This decrease was primarily attributable to a decrease in cash paid for acquisitions in fiscal 2022 as compared to the prior year.

Financing Activities

Net cash used for financing activities totaled $4.7 million for fiscal 2022, a decrease of $106.8 million as compared to fiscal 2021. This decrease was primarily attributable to the April 13, 2021 payment in full of approximately $1.2 billion of borrowings under our then-existing credit facilities and redemption of all of the $300.0 million aggregate principal amount of our then-existing senior notes, as well as the payment in aggregate of $37.9 million of prepayment penalties, financing costs and debt discount in connection with the April 2021 debt refinancing in fiscal 2021. In addition, there was $52.5 million used in an aggregate amount for voluntary debt prepayments under our Term Loan Facility (as defined below) in the fourth quarter of fiscal 2021, $2.5 million used for scheduled debt repayments under our Term Loan Facility in the third quarter of fiscal 2021 and $19.3 million used for scheduled debt repayments under our then-existing term loan facility in the first quarter of fiscal 2021. These payments were partially offset by the proceeds received of $1,000.0 million in an aggregate principal amount of borrowings under our Term Loan Facility and proceeds received from the issuance of $500.0 million in aggregate principal amount of our Senior Secured Notes (as defined below) in connection with our April 2021 debt refinancing in fiscal 2021. See “—Long-Term Debt” for additional details on debt.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at December 31, 2022:

Long-Term Debt

At December 31, 2022

(Balances in millions)

December 31, 2022
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	10.7
Unamortized debt discount	12.1
Total long-term debt	$1,422.3

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

As of December 31, 2022, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.9 million of availability and $1.1 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2022.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of December 31, 2022, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that we and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin. We expect to transition from LIBOR in advance of its cessation on or about June 30, 2023.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default. As of December 31, 2022, we were in compliance with the covenants under the Credit Agreement that were in effect on such date.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including the first fiscal quarter of 2023, with a step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with an additional step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of December 31, 2022, our actual Consolidated First Lien Leverage Ratio was 5.77:1.00 and there were no borrowings under our Revolving Credit Facility and total letters of credit issued were $1.1 million. We were not in compliance with the Consolidated First Lien Leverage Ratio as of December 31, 2022, and as a result, we are limited to borrowing no more than 35%, or $61.3 million, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until we are in compliance again with such ratio.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021, or, as amended, supplemented or modified from time to time, the Indenture, among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. As of December 31, 2022, we were in compliance with the covenants under the Indenture that were in effect on such date.

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

Outstanding Debt

At December 31, 2022, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At the end of fiscal 2022 and fiscal 2021, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part IV, Item 15 of this Annual Report on Form 10-K under Note 19 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 5.45% and 5.11% per annum at December 31, 2022 and January 1, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 5.50% and 5.62% per annum at December 31, 2022 and January 1, 2022, respectively, based on interest rates on these dates.

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

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net (loss) income, the most comparable GAAP financial measure, for the fiscal years ended:

(in millions)

	December 31, 2022	January 1, 2022
Net (loss) income	$(251.4)	$66.9
Interest	81.1	87.9
Taxes	(114.4)	9.8
Depreciation and amortization	42.3	45.5
Stock-based compensation	13.0	21.3
EBITDAS	$(229.3)	$231.4
Franchise rights acquired and goodwill impairments	396.7	—
2023 plan restructuring charges	13.6	—
2022 plan restructuring charges	27.2	—
2021 plan restructuring charges	(0.3)	21.5
2020 plan restructuring charges	(0.7)	(1.6)
Early extinguishment of debt	—	30.4
Adjusted EBITDAS (1)	$207.1	$281.7

Note: Totals may not sum due to rounding.

(1)
The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of operations for fiscal 2022 to exclude the impact of the $396.7 million of franchise rights acquired and goodwill impairments and the net impact of the $13.6 million of 2023 plan restructuring charges, the $27.2 million of 2022 plan restructuring charges, the reversal of $0.3 million of 2021 plan restructuring charges and the reversal of $0.7 million of 2020 plan restructuring charges; and (ii) adjusts the consolidated statements of operations for fiscal 2021 to exclude the net impact of the $21.5 million of 2021 plan restructuring charges and the reversal of $1.6 million of 2020 plan restructuring charges and the impact of the $30.4 million early extinguishment of debt. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of December 31, 2022, our net debt/Adjusted EBITDAS ratio was 6.0x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the fiscal year ended:

(in millions)

December 31, 2022
Total debt	$1,445.0
Less: Unamortized deferred financing costs	10.7
Less: Unamortized debt discount	12.1
Less: Cash on hand	178.3
Net debt	$1,244.0

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

Contractual Obligations

We are obligated under non-cancelable agreements primarily for office and rent facilities operating leases. Consolidated rent expense charged to operations under all our leases for fiscal 2022 was approximately $36.1 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2022:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-Term Debt (1)
Principal	$1,445.0	$—	$—	$10.0	$1,435.0
Interest	533.8	88.3	194.5	195.9	55.1
Operating leases, finance leases and non-cancelable agreements	147.9	44.1	48.5	19.2	36.1
Total (2)	$2,126.7	$132.4	$243.0	$225.1	$1,526.2

Note: Totals may not sum due to rounding.

(1)
Due to the fact that a portion of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2022 remains constant for all periods presented.
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

Franchisee Acquisitions

On February 18, 2022, we acquired the entire issued share capital of our Republic of Ireland franchisee, Denross Limited, and our Northern Ireland franchisee, Checkweight Limited, for a purchase price of $4.5 million and $1.5 million, respectively.

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

Seasonality

Our core business is seasonal due to the importance of the winter season to our overall member recruitment environment. Historically, we experience our highest level of recruitment during the first quarter of the year, which is supported with the highest concentration of advertising spending. Therefore, our number of End of Period Subscribers in the first quarter of the year is typically higher than the number in other quarters of the year, historically reflecting a decline over the course of the year.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. The Company’s exposure to market risk as of the end of fiscal 2022 is described below.

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

On June 11, 2018, in order to hedge a portion of our variable rate debt, we entered into a forward-starting interest rate swap, or the 2018 swap, with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap was $500.0 million. During the term of this swap, the notional amount decreased from $500.0 million effective April 2, 2020 to $250.0 million on March 31, 2021. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1005%. On June 7, 2019, in order to hedge a portion of our variable rate debt, we entered into a forward-starting interest rate swap, or the 2019 swap, and together with the 2018 swap, known as the current swaps, with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250.0 million. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.901%. The current swaps qualify for hedge accounting and, therefore, changes in the fair value of the current swaps have been recorded in accumulated other comprehensive loss. As of the end of fiscal 2022, we had $945.0 million of variable rate debt, of which $445.0 million remained unhedged.

As of December 31, 2022, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 3.50%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50%, referred to herein as the LIBOR Floor. In addition, as of December 31, 2022, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of December 31, 2022, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.0 million and a hypothetical 90 basis point decrease in interest rates would have decreased annual interest expense by approximately $4.0 million. This increase and decrease would have been driven primarily by the interest rate applicable to our Term Loan Facility.

There have been no material changes to our exposure to market risk from the end of fiscal 2021 as compared to the end of fiscal 2022.

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

Item 8. Financial Statements and Supplementary Data

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-47 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on pages F-2 to F-4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of fiscal 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of fiscal 2022, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, the end of fiscal 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 to F-4 to our consolidated financial statements.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) certain of the information regarding our directors and executive officers called for by Items 401(a), (b) and (e) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below and (iii) the information regarding our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, called for by Item 406 of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2022:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,315,616	(1)	$21.17	(2)	2,801,454	(3)
Equity compensation plans not approved by security holders	1,500,000	(4)	$46.67	(2)	—
Total	9,815,616		$25.07	(2)	2,801,454

(1)
Consists of 2,219,174 shares of our common stock issuable upon the exercise of outstanding stock options awarded under our Third Amended and Restated 2014 Stock Incentive Plan, or 2014 Plan, and our 2008 Stock Incentive Plan, or 2008 Plan; 408,697 shares of our common stock issuable upon the exercise of the Winfrey Option granted pursuant to the Winfrey Option Agreement; 3,276,484 shares of our common stock issuable upon the exercise of the Winfrey Amendment Option granted pursuant to the Winfrey Amendment Option Agreement; and 2,411,261 shares of our common stock issuable upon the vesting of restricted stock units, or RSUs, awarded under our 2014 Plan. The Winfrey Option was approved by the written consent of Artal Luxembourg which, as of the date thereof, controlled a majority of the voting power of our outstanding common stock. For additional details on the Winfrey Option, the Winfrey Amendment Option, the Winfrey Option Agreement and the Winfrey Amendment Option Agreement, see “Item 1. Business—History—Winfrey Transaction” of this Annual Report on Form 10-K.
(2)
Reflects the weighted average exercise price of outstanding stock options. This weighted average does not reflect the shares that will be issued upon the vesting of outstanding RSUs because such equity awards have no exercise price.
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
(4)
Consists of 500,000 shares of our common stock issuable upon the exercise of a stock option granted on July 5, 2017 to Mindy Grossman, our former President and Chief Executive Officer, in connection with her prior appointment as our President and Chief Executive Officer and 1,000,000 aggregate shares of our common stock issuable upon the exercise of stock options granted on March 21, 2022 to Ms. Sistani in connection with her appointment as our Chief Executive Officer. Ms. Grossman and Ms. Sistani's inducement stock options were granted in reliance on the employment inducement exemption provided under the New York Stock Exchange Listed Company Manual Rule 303A.08 and the Nasdaq Listing Rule 5635(c)(4), respectively. Ms. Grossman's stock option has a seven year term and proportionately vested annually over a four year period which began with the first anniversary of Ms. Grossman’s July 5, 2017 employment commencement date. Ms. Sistani's stock options have a seven year term and proportionately vest annually over a four year period which begins with the first anniversary of Ms. Sistani’s March 21, 2022 employment commencement date. While such inducement stock options were not awarded pursuant to our 2014 Plan, they are subject to the same terms and conditions of the 2014 Plan.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WW International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WW International, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in total deficit and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Annual Goodwill and Annual and Interim Indefinite-Lived Franchise Rights Acquired Impairment Assessments – United States and Canada

As described in Notes 2 and 7 to the consolidated financial statements, goodwill associated with the United States and Canada reporting units was $104.0 million and $39.5 million, respectively, as of December 31, 2022, and the indefinite-lived franchise rights acquired for the United States was $374.4 million as of December 31, 2022. Management reviews indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for potential impairment on at least an annual basis or more often if events so require. Fair value for the Company’s reporting units is estimated by management using a discounted cash flow approach. The estimated fair value is then compared to the carrying value of the reporting unit. Based on the results of the Company’s May 8, 2022 annual goodwill impairment analysis, the United States and Canada reporting units had an estimated fair value higher than the respective reporting unit’s carrying amount. Fair value for indefinite-lived franchise rights acquired is estimated by management using a discounted cash flow approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for franchise rights is compared to the carrying value of the unit of account for these rights. In performing the annual impairment analysis as of May 8, 2022, the Company determined that the carrying amount of the Canada franchise rights acquired with indefinite-lived units of account exceeded its fair value and, as a result, recorded an impairment charge of $24.5 million in the second quarter of 2022. The carrying amount of the United States franchise rights acquired with an indefinite-lived unit of account did not exceed its fair value and, therefore, no impairment existed with respect thereto. During the quarters ended October 1, 2022 and December 31, 2022, the Company identified various qualitative and quantitative factors which, for the United States and Canada franchise rights acquired with indefinite-lived units of account, indicated triggering events had occurred within these units of account. In performing interim impairment tests as of October 1, 2022 and December 31, 2022, the Company determined that the carrying amount of its United States and Canada franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. The Company recorded impairment charges for its United States and Canada units of account of $298.3 million and $13.3 million, respectively, in the third quarter of 2022. The Company recorded impairment charges for its United States and Canada units of account of $25.7 million and $19.7 million (which comprised the remaining balance of franchise rights acquired for the Canada unit of account), respectively, in the fourth quarter of 2022. As disclosed by management, when determining fair value of the reporting units and indefinite-lived franchise rights acquired, management utilizes various assumptions, including projections of future cash flows, revenue growth rates, operating income margins and discount rates.

The principal considerations for our determination that performing procedures relating to the annual goodwill and annual and interim indefinite-lived franchise rights acquired impairment assessments for the United States and Canada is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units and indefinite-lived franchise rights acquired for the United States and Canada, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, operating income margins, and discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived franchise rights acquired impairment assessments, including controls over the valuation of the Company’s reporting units and indefinite-lived franchise rights acquired. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the reporting units and indefinite-lived franchise rights acquired for the United States and Canada, (ii) evaluating the appropriateness of the discounted cash flow approach and the relief from royalty methodology, (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approach and relief from royalty methodology, and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth rates, operating income margins, and discount rates. Evaluating management’s assumptions related to revenue growth rates and operating income margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the United States and Canada businesses and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow approach and relief from royalty methodology and the reasonableness of the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 6, 2023

We have served as the Company’s auditor since 1999.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 31,	January 1,
	2022	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,326	$153,794
Receivables (net of allowances: December 31, 2022 - $976 and January 1, 2022 - $1,726)	24,273	29,321
Inventories	20,528	30,566
Prepaid income taxes	19,447	30,478
Prepaid expenses and other current assets	38,757	27,014
TOTAL CURRENT ASSETS	281,331	271,173
Property and equipment, net	28,229	37,219
Operating lease assets	75,696	89,902
Franchise rights acquired	386,745	785,195
Goodwill	155,998	157,374
Other intangible assets, net	63,306	61,126
Deferred income taxes	22,246	11,259
Other noncurrent assets	14,879	15,686
TOTAL ASSETS	$1,028,430	$1,428,934
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$17,955	$20,297
Accounts payable	18,890	22,444
Salaries and wages payable	72,577	57,401
Accrued marketing and advertising	17,927	15,904
Accrued interest	5,289	5,085
Other accrued liabilities	30,118	45,728
Derivative payable	—	14,670
Income taxes payable	1,646	1,748
Deferred revenue	32,156	45,855
TOTAL CURRENT LIABILITIES	196,558	229,132
Long-term debt, net	1,422,284	1,418,104
Long-term operating lease liabilities	68,099	78,157
Deferred income taxes	23,119	157,718
Other	2,185	2,227
TOTAL LIABILITIES	1,712,245	1,885,338
Commitments and contingencies (Note 16)
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 122,052 shares issued at December 31, 2022 and 122,052 shares issued at January 1, 2022	0	0
Treasury stock, at cost, 51,496 shares at December 31, 2022 and 51,988 shares at January 1, 2022	(3,097,304)	(3,120,149)
Retained earnings	2,418,959	2,682,349
Accumulated other comprehensive loss	(5,470)	(18,604)
TOTAL DEFICIT	(683,815)	(456,404)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,028,430	$1,428,934

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,	January 1,	January 2,
	2022	2022	2021
	(52 weeks)	(52 weeks)	(53 weeks)
Subscription revenues, net	$919,055	$1,063,039	$1,186,489
Product sales and other, net	121,801	149,424	191,635
Revenues, net	1,040,856	1,212,463	1,378,124
Cost of subscription revenues	321,528	370,064	452,882
Cost of product sales and other	96,928	116,044	147,401
Cost of revenues	418,456	486,108	600,283
Gross profit	622,400	726,355	777,841
Marketing expenses	244,783	261,457	260,727
Selling, general and administrative expenses	263,840	268,614	297,287
Franchise rights acquired and goodwill impairments	396,727	—	3,665
Operating (loss) income	(282,950)	196,284	216,162
Interest expense	81,141	87,909	123,310
Other expense, net	1,691	1,358	349
Early extinguishment of debt	—	30,352	—
(Loss) income before income taxes	(365,782)	76,665	92,503
(Benefit from) provision for income taxes	(114,379)	9,773	17,462
Net (loss) income	(251,403)	66,892	75,041
Net loss attributable to the noncontrolling interest	—	—	38
Net (loss) income attributable to WW International, Inc.	$(251,403)	$66,892	$75,079
(Net loss) earnings per share attributable to WW International, Inc.
Basic	$(3.58)	$0.96	$1.11
Diluted	$(3.58)	$0.95	$1.07
Weighted average common shares outstanding
Basic	70,321	69,640	67,849
Diluted	70,321	70,744	70,020

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 31,	January 1,	January 2,
	2022	2022	2021
	(52 weeks)	(52 weeks)	(53 weeks)
Net (loss) income	$(251,403)	$66,892	$75,041
Other comprehensive gain:
Foreign currency translation (loss) gain	(11,222)	(4,797)	10,088
Income tax benefit (expense) on foreign currency translation (loss) gain	2,790	1,206	(2,533)
Foreign currency translation (loss) gain, net of taxes	(8,432)	(3,591)	7,555
Gain (loss) on derivatives	28,768	13,539	(7,305)
Income tax (expense) benefit on gain (loss) on derivatives	(7,202)	(3,403)	1,855
Gain (loss) on derivatives, net of taxes	21,566	10,136	(5,450)
Total other comprehensive gain	13,134	6,545	2,105
Comprehensive (loss) income	(238,269)	73,437	77,146
Net loss attributable to the noncontrolling interest	—	—	38
Foreign currency translation loss, net of taxes attributable to the noncontrolling interest	—	—	98
Comprehensive loss attributable to the noncontrolling interest	—	—	136
Comprehensive (loss) income attributable to WW International, Inc.	$(238,269)	$73,437	$77,282

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

		WW International, Inc.

						Accumulated
	Redeemable					Other
	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 28, 2019	$3,722	120,352	$0	52,933	$(3,158,274)	$(27,352)	$2,500,083	$(685,543)
Comprehensive income (loss)	(136)					2,203	75,079	77,282
Issuance of treasury stock under stock plans				(436)	17,371		(23,181)	(5,810)
Compensation expense on share-based awards							55,013	55,013
Issuance of common stock		1,118					7,793	7,793
Acquisition of minority interest	(3,586)						3,054	3,054
Balance at January 2, 2021	$—	121,470	$0	52,497	$(3,140,903)	$(25,149)	$2,617,841	$(548,211)
Comprehensive income	—					6,545	66,892	73,437
Issuance of treasury stock under stock plans				(509)	20,754		(27,783)	(7,029)
Compensation expense on share-based awards							21,348	21,348
Issuance of common stock		582					4,051	4,051
Balance at January 1, 2022	$—	122,052	$0	51,988	$(3,120,149)	$(18,604)	$2,682,349	$(456,404)
Comprehensive (loss) income	—					13,134	(251,403)	(238,269)
Issuance of treasury stock under stock plans				(492)	22,845		(24,944)	(2,099)
Compensation expense on share-based awards							12,957	12,957
Balance at December 31, 2022	$—	122,052	$0	51,496	$(3,097,304)	$(5,470)	$2,418,959	$(683,815)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 31,	January 1,	January 2,
	2022	2022	2021
	(52 weeks)	(52 weeks)	(53 weeks)
Operating activities:
Net (loss) income	$(251,403)	$66,892	$75,041
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	43,801	48,550	50,677
Amortization of deferred financing costs and debt discount	5,018	6,136	8,845
Impairment of franchise rights acquired and goodwill	396,727	—	3,665
Impairment of intangible and long-lived assets	3,455	521	1,372
Share-based compensation expense	12,957	21,348	55,013
Deferred tax benefit	(150,994)	(15,565)	(1,440)
Allowance for doubtful accounts	(460)	(214)	411
Reserve for inventory obsolescence	6,796	7,657	16,425
Foreign currency exchange rate loss	2,374	744	719
Early extinguishment of debt	—	30,352	—
Changes in cash due to:
Receivables	(7,558)	4,707	(3,600)
Inventories	3,733	1,816	(25,940)
Prepaid expenses	9,599	1,554	(5,081)
Accounts payable	(2,691)	373	(4,045)
Accrued liabilities	19,904	1,272	(29,421)
Deferred revenue	(11,733)	(3,886)	(11,583)
Other long term assets and liabilities, net	(2,291)	(7,962)	1,859
Income taxes	(588)	(7,014)	3,023
Cash provided by operating activities	76,646	157,281	135,940
Investing activities:
Capital expenditures	(2,065)	(2,446)	(21,490)
Capitalized software expenditures	(36,187)	(35,205)	(28,941)
Cash paid for acquisitions	(4,350)	(12,836)	(10,037)
Other items, net	(42)	(2,266)	(5,123)
Cash used for investing activities	(42,644)	(52,753)	(65,591)
Financing activities:
Net (payments) borrowings on revolver	—	—	—
Proceeds from long term debt	—	1,500,000	—
Financing costs and debt discount	—	(37,910)	(475)
Payments on long-term debt	—	(1,564,000)	(96,250)
Taxes paid related to net share settlement of equity awards	(2,197)	(7,494)	(6,798)
Proceeds from stock options exercised	—	4,469	8,176
Cash paid for acquisitions	(2,413)	(6,450)	—
Other items, net	(112)	(151)	(192)
Cash used for financing activities	(4,722)	(111,536)	(95,539)
Effect of exchange rate changes on cash and cash equivalents	(4,748)	(5,085)	8,341
Net increase (decrease) in cash and cash equivalents	24,532	(12,093)	(16,849)
Cash and cash equivalents, beginning of period	153,794	165,887	182,736
Cash and cash equivalents, end of period	$178,326	$153,794	$165,887

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc. and all of its subsidiaries. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings, including Personal Coaching + Digital and Digital 360 (as applicable). The Company’s “Workshops + Digital” business refers to providing unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings to commitment plan subscribers, including former Digital 360 members as applicable. It also includes the provision of access to workshops for members who do not subscribe to commitment plans, including the Company’s “pay-as-you-go” members. In the second quarter of fiscal 2022, the Company ceased offering its Digital 360 product. More than a majority of associated members were transitioned from the Company’s Digital business to its Workshops + Digital business during the second quarter of fiscal 2022, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. The cessation of this product offering and these transitions of former Digital 360 members at the then-current pricing for such product impacted the number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business.

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

In fiscal 2022, the Company identified and recorded out-of-period adjustments related to income tax errors resulting primarily from the reversal of (i) a basis difference related to goodwill and other intangibles and (ii) a U.S. federal income tax receivable that should have been adjusted in prior fiscal years. The impact of correcting these errors, which were immaterial to prior period financial statements and corrected in the second quarter of fiscal 2022, resulted in an income tax benefit of $2,150 and decreased net loss attributable to the Company by $2,150.

In fiscal 2020, the Company identified and recorded out-of-period adjustments related to income tax errors resulting from income tax receivables that should have been adjusted in prior fiscal years. The impact of correcting these errors, which were immaterial to prior period financial statements and corrected in the fourth quarter of fiscal 2020, increased the provision for income taxes by $2,278 and decreased net income attributable to the Company by $2,278.

2.
Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal 2022 and fiscal 2021 each contained 52 weeks and fiscal 2020 contained 53 weeks.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, revenue, share-based compensation, income taxes, tax contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While all available information has been considered, actual amounts could differ from these estimates. These assumptions and estimates may change as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

In fiscal 2022, fiscal 2021 and fiscal 2020, the Company recorded impairment charges of $17, $5 and $62, respectively, related to internal-use computer software that was not expected to provide substantive service potential.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In fiscal 2022, fiscal 2021 and fiscal 2020, the Company recorded impairment charges of $758, $516 and $1,310, respectively, related to property, plant and equipment that were expected to be disposed of before the end of their estimated useful lives.

In fiscal 2022, the Company recorded lease asset impairment charges of $2,680 in the aggregate. See Note 4 for further information on the Company’s leases.

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested for potential impairment on at least an annual basis or more often if events so require.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for franchise rights is then compared to the carrying value of the unit of account for these rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Australia, United Kingdom and New Zealand as of the December 31, 2022 balance sheet date were $374,353, $4,232, $2,666, and $2,432, respectively, which represented 97.6%, 1.1%, 0.7% and 0.6%, respectively, of total franchise rights acquired as of December 31, 2022 of $383,683. The net book values of these franchise rights in the United States, Canada, United Kingdom, Australia and New Zealand as of the January 1, 2022 balance sheet date were $698,383, $60,117, $12,187, $6,529 and $4,840, respectively, which represented 89.3%, 7.7%, 1.6%, 0.8% and 0.6%, respectively, of total franchise rights acquired as of January 1, 2022 of $782,056.

In its hypothetical start-up approach analyses for fiscal 2022, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In the Company’s relief from royalty approach analyses for fiscal 2022, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill in the United States, Canada and other countries as of the December 31, 2022 balance sheet date were $104,019, $39,547 and $12,432, respectively, which represented 66.7%, 25.3% and 8.0%, respectively, of total goodwill as of December 31, 2022 of $155,998. The net book values of goodwill in the United States, Canada and other countries as of the January 1, 2022 balance sheet date were $105,121, $42,409 and $9,844, respectively, which represented 66.8%, 26.9% and 6.3%, respectively, of total goodwill as of January 1, 2022 of $157,374.

In performing the impairment analysis for goodwill, for all of the Company’s reporting units, the Company estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. The Company utilized operating income as the basis for measuring its potential growth because it believes it is the best indicator of the performance of its business. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Indefinite-Lived Franchise Rights Acquired and Goodwill Impairment Tests

The Company reviews indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for potential impairment on at least an annual basis or more often if events so require. The Company performed its annual fair value impairment testing as of May 8, 2022 and May 9, 2021, each the first day of fiscal May, on its indefinite-lived intangible assets and goodwill. In addition, based on triggering events, the Company performed an interim impairment test as of October 1, 2022 on certain of its indefinite-lived intangible assets for the third quarter of fiscal 2022 and an interim impairment test as of December 31, 2022 on its indefinite-lived intangible assets and goodwill for its Republic of Ireland reporting unit for the fourth quarter of fiscal 2022.

See Note 7 for further information regarding the results of the franchise rights acquired and goodwill annual impairment tests, the franchise rights acquired interim impairment test for the third quarter of fiscal 2022 and the franchise rights acquired and goodwill interim impairment tests for the fourth quarter of fiscal 2022.

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

Commitment plan revenues and prepaid workshop fees are recorded to revenue on a straight-line basis as control is transferred since these performance obligations are satisfied over time. “Digital Subscription Revenues,” consisting of the fees associated with subscriptions for the Company’s Digital products, including Personal Coaching + Digital and Digital 360 (as applicable), are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is amortized into revenue over the commitment period. “Workshops + Digital Fees”, consisting of the fees associated with subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops, are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. In the Workshops + Digital business, the Company generally charges non-refundable registration and starter fees in exchange for access to the Company’s digital subscription products, an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and is amortized into revenue over the commitment period. Revenue from consumer product sales online through e-commerce platforms and at studios, royalties and commissions, and “pay-as-you-go” workshop fees is recognized at the point in time control is transferred, which is when products are shipped to customers and partners and title and risk of loss passes to them, royalties and commissions are earned, and services are rendered, respectively. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

Advertising Costs

Advertising costs consist primarily of broadcast and digital media. All costs related to advertising are expensed in the period incurred, except for media production-related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 were $238,978, $252,754 and $248,473, respectively.

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

The Company recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes on its consolidated statements of operations.

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

The fair value of the Company’s interest rate swaps is reported as a component of accumulated other comprehensive loss on its balance sheet. See Note 18 for a further discussion regarding the fair value of the Company’s interest rate swaps. The net effect of the interest payable and receivable under the Company’s effective interest rate swap is included in interest expense on its consolidated statements of operations.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Deferred Financing Costs

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. Amortization expense for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $5,018, $6,136 and $8,845, respectively.

3.
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

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. In December 2022, this ASU was further updated with the issuance of ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848, which extends the sunset date of the guidance. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company adopted these ASUs on a prospective basis during the fourth quarter of fiscal 2022 and does not expect the adoption to have a material impact on its consolidated financial statements.

4.
Leases

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of December 31, 2022. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at the implementation of the lease accounting standard, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company’s operating leases are primarily for its studios and corporate offices.

At December 31, 2022 and January 1, 2022, the Company’s lease assets and lease liabilities were as follows:

	December 31, 2022	January 1, 2022
Assets:
Operating lease assets	$75,696	$89,902
Finance lease assets	54	127
Total leased assets	$75,750	$90,029

Liabilities:
Current
Operating	$17,955	$20,297
Finance	31	75
Noncurrent
Operating	68,099	78,157
Finance	7	29
Total lease liabilities	$86,092	$98,558

For the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, the components of the Company’s lease expense were as follows:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Operating lease cost:
Fixed lease cost	$33,227	$37,688	$48,674
Lease termination cost	2,726	8,542	6,109
Variable lease cost	27	21	(30)
Total operating lease cost	$35,980	$46,251	$54,753
Finance lease cost:
Amortization of leased assets	$112	$151	$192
Interest on lease liabilities	6	8	12
Total finance lease cost	$118	$159	$204
Total lease cost	$36,098	$46,410	$54,957

In conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases, which resulted in lease asset impairment charges of $2,680 in the aggregate that were recognized in general and administrative expenses in the Company's consolidated statements of operations for the fiscal year ended December 31, 2022. The Company expects to begin recording sublease income as of the sublease commencement dates in the first quarter of fiscal 2023 as an offset to general and administrative expenses.

At December 31, 2022 and January 1, 2022, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	December 31, 2022	January 1, 2022
Weighted Average Remaining Lease Term (years)
Operating leases	6.90	7.29
Finance leases	1.00	1.54

Weighted Average Discount Rate
Operating leases	7.03	7.15
Finance leases	3.52	5.31

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company’s leases have remaining lease terms of 0 to 10 years with a weighted average lease term of 6.90 years as of December 31, 2022.

At December 31, 2022, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Fiscal 2023	$23,395	$32	$23,427
Fiscal 2024	18,869	7	18,876
Fiscal 2025	13,116	—	13,116
Fiscal 2026	9,791	—	9,791
Fiscal 2027	9,446	—	9,446
Thereafter	36,114	—	36,114
Total lease payments	$110,731	$39	$110,770
Less imputed interest	24,677	1	24,678
Present value of lease liabilities	$86,054	$38	$86,092

Supplemental cash flow information related to leases for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 were as follows:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31,580	$39,747	$49,043
Operating cash flows from finance leases	$6	$8	$12
Financing cash flows from finance leases	$112	$151	$192

Leased assets obtained in exchange for new operating lease liabilities	$13,297	$1,057	$5,113
Leased assets obtained in exchange for new finance lease liabilities	$49	$81	$132

5.
Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods. See Note 2 for further information on the Company’s revenue recognition policies.

The following table presents the Company’s revenues disaggregated by revenue source:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Digital Subscription Revenues	$662,668	$788,173	$743,060
Workshops + Digital Fees	256,387	274,866	443,429
Subscription Revenues, net	$919,055	$1,063,039	$1,186,489
Product sales and other, net	121,801	149,424	191,635
Revenues, net	$1,040,856	$1,212,463	$1,378,124

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Fiscal Year Ended December 31, 2022
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$436,148	$184,590	$25,421	$16,509	$662,668
Workshops + Digital Fees	204,115	30,293	15,813	6,166	256,387
Subscription Revenues, net	$640,263	$214,883	$41,234	$22,675	$919,055
Product sales and other, net	86,621	24,246	6,761	4,173	121,801
Revenues, net	$726,884	$239,129	$47,995	$26,848	$1,040,856

	Fiscal Year Ended January 1, 2022
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$504,152	$228,296	$36,347	$19,378	$788,173
Workshops + Digital Fees	210,076	36,707	18,709	9,374	274,866
Subscription Revenues, net	$714,228	$265,003	$55,056	$28,752	$1,063,039
Product sales and other, net	100,569	32,907	10,764	5,184	149,424
Revenues, net	$814,797	$297,910	$65,820	$33,936	$1,212,463

	Fiscal Year Ended January 2, 2021
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$484,471	$207,978	$33,919	$16,692	$743,060
Workshops + Digital Fees	329,885	67,201	33,283	13,060	443,429
Subscription Revenues, net	$814,356	$275,179	$67,202	$29,752	$1,186,489
Product sales and other, net	127,744	38,201	17,185	8,505	191,635
Revenues, net	$942,100	$313,380	$84,387	$38,257	$1,378,124

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of January 2, 2021	$50,475	$44
Net decrease during the period	(4,620)	(16)
Balance as of January 1, 2022	$45,855	$28
Net (decrease) increase during the period	(13,699)	332
Balance as of December 31, 2022	$32,156	$360

Revenue recognized from amounts included in current deferred revenue as of January 1, 2022 was $45,678 for the fiscal year ended December 31, 2022. Revenue recognized from amounts included in current deferred revenue as of January 2, 2021 was $50,385 for the fiscal year ended January 1, 2022. The Company’s long-term deferred revenue, which is included in other liabilities on its consolidated balance sheet, represents revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.
Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the fiscal year ended December 31, 2022, the change in the carrying value of franchise rights acquired was due to the impairments of the United States, Canada, United Kingdom, New Zealand and Australia units of account as discussed below, the effect of exchange rate changes and the Northern Ireland franchisee acquisition as described in Note 6.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005 and the Company’s franchised territories. See Note 6 for additional information about acquisitions by the Company. For the fiscal year ended December 31, 2022, the change in the carrying amount of goodwill was due to the Republic of Ireland franchisee and Northern Ireland franchisee acquisitions as described in Note 6, the impairments of the Republic of Ireland reporting unit and the Company's wholly-owned subsidiary Kurbo, Inc. (“Kurbo”) as discussed below and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of January 2, 2021	$145,071	$7,792	$1,268	$1,486	$155,617
Goodwill acquired during the period	2,153	—	—	—	2,153
Effect of exchange rate changes	306	(606)	(14)	(82)	(396)
Balance as of January 1, 2022	$147,530	$7,186	$1,254	$1,404	$157,374
Goodwill acquired during the period	—	—	5,936	—	5,936
Goodwill impairment	(1,101)	—	(2,023)	—	(3,124)
Effect of exchange rate changes	(2,862)	(678)	(561)	(87)	(4,188)
Balance as of December 31, 2022	$143,567	$6,508	$4,606	$1,317	$155,998

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Test

The Company performed its annual impairment review of indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for fiscal 2022 and fiscal 2021 on May 8, 2022 and May 9, 2021, respectively.

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

In performing this annual impairment analysis for fiscal 2022, in the Company’s hypothetical start-up approach analysis, for the year of maturity, it assumed Workshops + Digital revenue (comprised of Workshops + Digital Fees and revenues from products sold to members in studios) growth of 23.0% to 106.2% in the year of maturity from fiscal 2021, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 2.4%. For the year of maturity and beyond, the Company assumed operating income margin rates of (3.0%) to 8.8%. In the Company’s relief from royalty approach, it assumed Digital revenue growth in each country of (25.6%) to 16.1% for fiscal 2022.

Based on the results of the Company’s May 8, 2022 annual goodwill impairment analysis performed for all of its reporting units, all units, except for the Republic of Ireland, had an estimated fair value at least 35% higher than the respective unit’s carrying amount. Collectively, these reporting units represented 97.3% of the Company’s total goodwill as of the July 2, 2022 balance sheet date. Based on the results of the Company’s May 8, 2022 annual goodwill impairment analysis performed for its Republic of Ireland reporting unit, which held 2.7% of the Company’s goodwill as of the July 2, 2022 balance sheet date, the estimated fair value of this reporting unit exceeded its carrying value by approximately 14%. Accordingly, a change in the underlying assumptions for the Republic of Ireland may change the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to the Republic of Ireland, for which the net book value was $4,265 as of July 2, 2022.

The following are the more significant assumptions utilized in the Company's annual impairment analyses for fiscal 2022 and fiscal 2021:

	Fiscal 2022	Fiscal 2021
Debt-Free Cumulative Annual Cash Flow Growth Rate	1.2% to 20.6%	0.2% to 2.6%
Discount Rate	9.6%	8.5%

Third Quarter Fiscal 2022 Indefinite-Lived Franchise Rights Acquired Interim Impairment Test

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

In performing this interim impairment analysis, in the Company’s hypothetical start-up approach analysis, for the year of maturity, it assumed Workshops + Digital revenue (comprised of Workshops + Digital Fees and revenues from products sold to members in studios) growth of 20.2% to 57.6% in the year of maturity from fiscal 2021, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 2.5%. For the year of maturity and beyond, the Company assumed operating income margin rates of 2.3% to 8.8%. In the Company’s relief from royalty approach, it assumed Digital revenue growth in each country of (21.5%) to 1.6% for fiscal 2022.

Based on the results of the Company’s October 1, 2022 interim franchise rights acquired impairment test performed for its United States, Canada and New Zealand units of account, which held 91.5%, 4.4% and 0.5%, respectively, of the Company’s franchise rights acquired as of the October 1, 2022 balance sheet date, the estimated fair values of these units of account were equal to their respective carrying values. Accordingly, a change in the underlying assumptions for the United States, Canada and New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to the United States, Canada and New Zealand, for which the net book values were $400,092, $19,342 and $2,141, respectively, as of October 1, 2022.

The most significant assumptions used in the interim impairment test discussed above were the discount rate applied and the Digital revenue growth rates. The Company applied a discount rate of 13.4% based on our actual weighted-average cost of capital, which included the cost of equity and the cost of debt. The Company projected Digital revenues based upon its current and past performance. Changes in these assumptions would have a significant impact on the valuation model.

Fourth Quarter Fiscal 2022 Indefinite-Lived Franchise Rights Acquired Interim Impairment Test

During the quarter ended December 31, 2022, the Company identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred. These factors included (i) actual business performance as compared to the assumptions used in its third quarter fiscal 2022 interim impairment test for the United States, Canada and New Zealand units of account and as compared to the assumptions used in its annual impairment test in the second quarter of fiscal 2022 for the United Kingdom and Australia units of account; and (ii) the further decline in the Company’s market capitalization and market factors, including the increase in interest rates. As a result of this triggering event, the Company performed an interim impairment test for all of its franchise rights acquired units of account in the fourth quarter of fiscal 2022.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In performing the interim franchise rights acquired impairment test as of December 31, 2022, the Company determined that the carrying amounts of its United States, Canada, United Kingdom and Australia franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States, Canada, United Kingdom and Australia units of account of $25,739, $19,657 (which comprised the remaining balance of franchise rights acquired for this unit of account), $8,275 and $1,872, respectively, in the fourth quarter of fiscal 2022. These impairments were driven by the increased weighted-average cost of capital used in this interim impairment test as compared to the weighted-average cost of capital used in the third quarter fiscal 2022 interim impairment test for the United States and Canada units of account and as compared the weighted-average cost of capital used in the May 8, 2022 annual impairment test for the United Kingdom and Australia units of account, reflecting market factors including higher interest rates and the trading values of the Company's equity and debt. Additionally, these impairments were driven by the decline in the assumptions used in the hypothetical start-up approach and relief from royalty approach analyses as compared to the assumptions used in the third quarter fiscal 2022 interim impairment test for the United States and Canada units of account and as compared the assumptions used in the May 8, 2022 annual impairment test for the United Kingdom and Australia units of account. The carrying amount of its New Zealand franchise rights acquired with indefinite-lived unit of account did not exceed its respective fair value and, therefore, no impairment existed with respect thereto.

In performing this interim impairment analysis, in the Company’s hypothetical start-up approach analysis, for the year of maturity, it assumed Workshops + Digital revenue (comprised of Workshops + Digital Fees and revenues from products sold to members in studios) growth of (4.3%) to 43.8% in the year of maturity from fiscal 2022, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 2.5%. For the year of maturity and beyond, the Company assumed operating income margin rates of (19.1%) to 12.2%. In the Company’s relief from royalty approach, it assumed Digital revenue growth in each country of (25.4%) to 24.4% for fiscal 2023.

Based on the results of the Company’s December 31, 2022 interim franchise rights acquired impairment test performed for its United States, Australia, United Kingdom and New Zealand units of account, which held 97.6%, 1.1%, 0.7%, and 0.6%, respectively, of the Company’s franchise rights acquired as of the December 31, 2022 balance sheet date, the estimated fair values of these units of account were equal to their respective carrying values. Accordingly, a change in the underlying assumptions for the United States, Australia, United Kingdom and New Zealand may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to the United States, Australia, United Kingdom and New Zealand, for which the net book values were $374,353, $4,232, $2,666 and $2,432, respectively, as of December 31, 2022.

The most significant assumptions used in the interim impairment test discussed above were the discount rate applied and the Digital revenue growth rates. The Company applied a discount rate of 13.7% based on our actual weighted-average cost of capital, which included the cost of equity and the cost of debt. The Company projected Digital revenues based upon its current and past performance. Changes in these assumptions would have a significant impact on the valuation model. Holding all other assumptions constant, a hypothetical 50 basis point increase in the Company’s discount rate assumption would decrease the fair values of the United States, United Kingdom, Australia and New Zealand units of account by approximately 6.6%, 8.9%, 5.6% and 5.3%, respectively, which would result in additional impairment charges. Holding all other assumptions constant, a hypothetical 1% reduction in projected Digital revenues for each year in the analysis would decrease the fair values of the United States, United Kingdom, Australia and New Zealand units of account by approximately 1.0%, 6.8%, 2.9% and 1.0%, respectively, which would also result in additional impairment charges.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Republic of Ireland Goodwill Impairment

With respect to its Republic of Ireland reporting unit, during the fourth quarter of fiscal 2022, the Company made a strategic decision to delay the launch of the Digital business in that country. As a result of this decision, a triggering event occurred which required the Company to perform an interim goodwill impairment analysis. In performing its discounted cash flow analysis, the Company determined that the carrying amount of this reporting unit exceeded its fair value and, as a result, recorded an impairment charge of $2,023. The preponderance of this impairment was driven by a decrease in projected revenues and an increased weighted-average cost of capital used in this interim impairment test as compared to the weighted-average cost of capital used in the May 8, 2022 annual impairment test of its goodwill, reflecting market factors including higher interest rates and the trading values of the Company's equity and debt.

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

Brazil Goodwill Impairment

With respect to its Brazil reporting unit, during the first quarter of fiscal 2020, the Company made a strategic decision to shift to an exclusively Digital business in that country. The Company determined that this decision, together with the negative impact of COVID-19, the ongoing challenging economic environment in Brazil and its reduced expectations regarding the reporting unit’s future operating cash flows, required the Company to perform an interim goodwill impairment analysis. In performing this discounted cash flow analysis, the Company determined that the carrying amount of this reporting unit exceeded its fair value and, as a result, recorded an impairment charge of $3,665, which comprised the remaining balance of goodwill for this reporting unit.

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

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of December 31, 2022 and January 1, 2022 were as follows:

	December 31, 2022		January 1, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$107,229	$94,375	$115,065	$94,771
Website development costs	133,818	91,482	110,678	78,629
Trademarks	12,162	11,882	12,116	11,677
Other	13,961	6,125	14,021	5,677
Trademarks and other intangible assets	$267,170	$203,864	$251,880	$190,754
Franchise rights acquired	8,164	5,101	7,905	4,766
Total finite-lived intangible assets	$275,334	$208,965	$259,785	$195,520

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $33,676, $32,220 and $29,828 for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter was as follows:

Fiscal 2023	$29,816
Fiscal 2024	$19,599
Fiscal 2025	$8,189
Fiscal 2026	$871
Fiscal 2027	$723
Thereafter	$7,171

8.
Property and Equipment

The carrying values of property and equipment as of December 31, 2022 and January 1, 2022 were as follows:

	December 31, 2022	January 1, 2022
Equipment	$55,303	$71,436
Leasehold improvements	66,860	72,235
	$122,163	$143,671
Less: Accumulated depreciation and amortization	(93,934)	(106,452)
	$28,229	$37,219

Depreciation and amortization expense of property and equipment for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $10,125, $16,330 and $20,849, respectively.

9.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	December 31, 2022				January 1, 2022
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	2.61%
Term Loan Facility due April 13, 2028	945,000	5,821	12,064	5.85%	945,000	6,930	14,362	4.48%
Senior Secured Notes due April 15, 2029	500,000	4,831	—	4.70%	500,000	5,604	—	4.70%
Total	$1,445,000	$10,652	$12,064	5.45%	$1,445,000	$12,534	$14,362	5.15%
Less: Current portion	—				—
Unamortized deferred financing costs	10,652				12,534
Unamortized debt discount	12,064				14,362
Total long-term debt	$1,422,284				$1,418,104

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

As of December 31, 2022, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,921 of availability and $1,079 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2022.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of December 31, 2022, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin. The Company expects to transition from LIBOR in advance of its cessation on or about June 30, 2023.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including the first fiscal quarter of 2023, with a step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with an additional step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of December 31, 2022, the Company’s actual Consolidated First Lien Leverage Ratio was 5.77:1.00 and there were no borrowings under its Revolving Credit Facility and total letters of credit issued were $1,079. The Company was not in compliance with the Consolidated First Lien Leverage Ratio as of December 31, 2022, and as a result, the Company is limited to borrowing no more than 35%, or $61,250, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until the Company is in compliance again with such ratio.

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

Outstanding Debt

At December 31, 2022, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At December 31, 2022 and January 1, 2022, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 19 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 5.45% and 5.11% per annum at December 31, 2022 and January 1, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 5.50% and 5.62% per annum at December 31, 2022 and January 1, 2022, respectively, based on interest rates on these dates.

Maturities

At December 31, 2022, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five fiscal years and thereafter were as follows:

Fiscal 2023	$—
Fiscal 2024	—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	10,000
Thereafter	1,435,000
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

During the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company repurchased no shares of its common stock under this program. As of the end of fiscal 2022, $208,933 remained available to purchase shares of the Company’s common stock under the repurchase program.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted (net loss) earnings per share data for the fiscal years ended:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Numerator:
Net (loss) income attributable to WW International, Inc.	$(251,403)	$66,892	$75,079
Denominator:
Weighted average shares of common stock outstanding	70,321	69,640	67,849
Effect of dilutive common stock equivalents	—	1,104	2,171
Weighted average diluted common shares outstanding	70,321	70,744	70,020
(Net loss) earnings per share attributable to WW International, Inc.
Basic	$(3.58)	$0.96	$1.11
Diluted	$(3.58)	$0.95	$1.07

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted (net loss) earnings per share attributable to WW International, Inc. was 8,540, 5,270 and 4,052 for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

12.
Stock Plans

Incentive Compensation Plans, Inducement Option and Winfrey Amendment Option

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

Under the 2014 Plan, grants may take the following forms at the Company’s Board of Directors’ Compensation and Benefits Committee’s (the “Compensation Committee”) discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock and other stock-based awards. As of December 31, 2022, the maximum number of shares of common stock available for grant under the 2014 Plan was 12,500, subject to increase and adjustment as set forth in the 2014 Plan.

Under the 2014 Plan, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors subject to limited exceptions. During the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company granted to members of the Company’s Board of Directors an aggregate of 77, 29 and 31 fully-vested shares, respectively, and recognized compensation expense of $624, $757 and $688, respectively. Commencing during the fiscal year ended December 31, 2022, the above-referenced members of the Company’s Board of Directors could elect to defer receipt of such grants of fully vested shares of the Company’s common stock with respect to their service on the Company’s Board of Directors during fiscal 2022. Certain members of the Company’s Board of Directors made such an election such that the Company granted to those members of its Board of Directors an aggregate of 27 deferred stock units. These deferred stock units will be settled on the date of separation from service from the Company's Board of Directors of the applicable member of the Company’s Board of Directors or earlier based on his or her election or upon a change in control of the Company.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In fiscal 2022, as part of an initial equity award, the Company granted a stock option to purchase 1,000 shares of its common stock (the “Inducement Option”) to its new Chief Executive Officer upon commencement of her employment. The Inducement Option vests proportionately over four years on each anniversary of the grant date and expires on the seven-year anniversary of the grant date. While the Inducement Option was granted in reliance on an employment inducement exemption and not awarded pursuant to the 2014 Plan, it is subject to the same terms and conditions of the 2014 Plan.

Under the Winfrey Amendment Option (as defined below), in fiscal 2020 the Company granted Ms. Winfrey a fully vested option to purchase 3,276 shares of the Company’s common stock as more fully described in Note 22.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for share-based compensation awards and the Winfrey Amendment Option, as applicable, was $12,333, $21,348 and $55,013 for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the Company’s consolidated statements of operations for all share-based compensation awards was $2,603, $5,175 and $10,915 for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. The tax benefits realized from options exercised and RSUs and PSUs vested totaled $1,017, $7,999 and $8,426 for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. No compensation costs were capitalized. As of December 31, 2022, there was $24,958 of total unrecognized compensation cost related to stock options and RSUs granted under the Stock Plans and the Inducement Option. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock Option Awards with Time-Vesting Criteria

Stock options with time-vesting criteria (“Time-Vesting Options”) are exercisable based on the terms and conditions outlined in the applicable award agreement. Time-Vesting Options outstanding at December 31, 2022, January 1, 2022 and January 2, 2021 vest over a period of two to four years and the expiration term is seven to ten years. Time-Vesting Options outstanding at December 31, 2022, January 1, 2022 and January 2, 2021 have an exercise price between $3.97 and $60.00 per share.

The fair value of each of these option awards is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term takes into consideration option exercise history. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the Time-Vesting Options. The dividend yield is based on the Company’s historic average dividend yield.

	December 31,	January 1,	January 2,
	2022	2022	2021
Dividend yield	0.0%	0.0%	0.0%
Volatility	57.0% - 57.1%	56.7%	56.5% - 56.7%
Risk-free interest rate	2.36% - 2.86%	1.13%	0.45% - 0.52%
Expected term (years)	6.0 - 7.0	6.5	5.9 - 6.5

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Option Activity

A summary of all option activity under the Stock Plans and with respect to the Inducement Option and the Initial Option Agreement (as defined below) for the fiscal year ended December 31, 2022 is presented below.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding at January 1, 2022	5,706	$36.13
Granted	2,227	$22.75
Exercised	—	$—
Cancelled	(529)	$20.36
Outstanding at December 31, 2022	7,404	$33.23	4.0	$—
Exercisable at December 31, 2022	5,144	$37.31	2.5	$—

The weighted-average grant-date fair value of all options granted (including the Winfrey Amendment Option and the Inducement Option) was $3.96, $15.64 and $9.98 for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. The total intrinsic value of all options exercised (including options granted under the Initial Option Agreement) was $0, $18,497 and $24,841 for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

Cash received from Time-Vesting Options exercised during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $0, $4,469 and $8,176, respectively.

Restricted Stock Unit Awards with Time-Vesting Criteria

RSUs are exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of two to four years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the fiscal year ended December 31, 2022 is presented below.

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at January 1, 2022	1,595	$21.99
Granted	2,221	$6.69
Vested	(655)	$22.25
Forfeited	(750)	$17.90
Outstanding at December 31, 2022	2,411	$9.09

The weighted-average grant-date fair value of RSUs granted was $6.69, $24.29 and $19.40 for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. The total fair value of RSUs vested during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $14,576, $18,097 and $15,015, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Performance-Based Stock Unit Awards with Time- and Performance-Vesting Criteria

In fiscal 2019, the Company granted 280.1 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs was satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date. The performance-vesting criteria for these PSUs was not satisfied and 0 PSUs became vested in fiscal 2022 upon the satisfaction of the time-vesting criteria. The Company accrued compensation expense in an amount equal to the outcome upon vesting.

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

The fair value of PSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of PSU activity under the 2014 Plan for the fiscal year ended December 31, 2022 is presented below.

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at January 1, 2022	201	$18.94
Granted	—	$—
Vested	—	$—
Forfeited	(201)	$18.94
Outstanding at December 31, 2022	—	$—

The weighted-average grant-date fair value of PSUs granted and/or incremental shares vested was $0.00, $0.00 and $28.09 during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. The total fair value of PSUs vested during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $0, $0 and $3,443, respectively.

13.
Taxes

Income Taxes

The components of the Company’s consolidated income before income taxes consist of the following:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Domestic	$(375,689)	$(27,763)	$(10,467)
Foreign	9,907	104,428	102,970
	$(365,782)	$76,665	$92,503

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following tables summarize the Company’s consolidated (benefit) provision for U.S. federal, state and foreign taxes on income:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Current:
U.S. federal	$13,147	$38	$(14,052)
State	3,446	1,055	4,421
Foreign	20,022	24,245	28,533
	$36,615	$25,338	$18,902
Deferred:
U.S. federal	$(114,727)	$(8,510)	$94
State	(24,262)	(9,589)	(2,835)
Foreign	(12,005)	2,534	1,301
	$(150,994)	$(15,565)	$(1,440)
Total tax (benefit) provision	$(114,379)	$9,773	$17,462

The effective tax rates for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 were 31.3%, 12.7% and 18.9%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

The Company’s effective tax rate for the fiscal year ended December 31, 2022 was impacted by the following items: (i) a $48,265 tax benefit from a legal entity restructuring in connection with the Organizational Realignment (as defined below) which resulted in a reversal of certain deferred tax liabilities, (ii) a $4,450 tax benefit related to foreign-derived intangible income (“FDII”), and (iii) a $2,150 tax benefit for out-of-period income tax adjustments. These benefits were partially offset by (i) a $27,108 tax expense from a valuation allowance established to offset certain deferred tax assets due to the uncertainty of realizing future tax benefits from its interest expense carryforwards, (ii) a $2,245 tax expense related to income earned in foreign jurisdictions at rates higher than the U.S., and (iii) a $1,732 tax expense related to tax shortfalls from stock compensation.

The Company’s effective tax rate for the fiscal year ended January 1, 2022 was impacted by the following items: (i) a $6,347 tax benefit related to a decrease in the applicable state tax rate on certain deferred income, (ii) a $3,548 tax benefit related to tax windfalls from stock compensation and (iii) a $1,560 tax benefit due to the reversal of a valuation allowance related to certain non-U.S. net operating losses that are now expected to be realized. These benefits were partially offset by $6,888 of tax expense related to income earned in foreign jurisdictions at rates higher than the U.S.

The Company’s effective tax rate for the fiscal year ended January 2, 2021 was impacted by the following items: (i) a $7,566 tax benefit related to the reversal of the tax impact of global intangible low-taxed income (“GILTI”), (ii) a $4,714 tax benefit related to tax windfalls from stock compensation and (iii) a $1,401 tax benefit related to FDII. These benefits were partially offset by (i) a $8,056 tax expense related to income earned in foreign jurisdictions at rates higher than the U.S. and (ii) a $2,278 tax expense for out-of-period income tax adjustments.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	3.8%	(1.8%)	1.0%
Research and development credit	0.4%	(1.8%)	(2.2%)
Tax windfall/shortfall on share-based awards	(0.5%)	(4.6%)	(4.3%)
Reserves for uncertain tax positions	0.0%	0.2%	0.9%
Tax rate changes	0.3%	(8.2%)	(1.2%)
Executive compensation limitation	(0.2%)	1.8%	1.2%
GILTI	0.0%	0.0%	(8.2%)
FDII	1.2%	0.0%	(1.5%)
Change in valuation allowance	(7.1%)	(2.0%)	0.0%
Out-of-period adjustments	0.6%	0.0%	2.5%
Impact of foreign operations	(1.6%)	9.0%	8.7%
Reversal of certain deferred tax liabilities	13.2%	0.0%	0.0%
Other	0.2%	(0.9%)	1.0%
Total effective tax rate	31.3%	12.7%	18.9%

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

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	December 31, 2022	January 1, 2022
Interest expense disallowance	$54,259	$44,598
Operating lease liabilities	20,842	22,901
Operating loss carryforwards	10,102	14,172
Provision for estimated expenses	2,734	2,128
Salaries and wages	10,280	2,710
Share-based compensation	15,190	15,707
Other comprehensive income	1,841	6,306
Other	3,695	5,927
Less: valuation allowance	(35,818)	(10,083)
Total deferred tax assets	$83,125	$104,366
Goodwill and intangible assets	$(51,841)	$(224,548)
Operating lease assets	(18,228)	(20,794)
Depreciation	(13,498)	(4,044)
Prepaid expenses	(431)	(1,433)
Total deferred tax liabilities	$(83,998)	$(250,819)
Net deferred tax liabilities	$(873)	$(146,453)

As of December 31, 2022 and January 1, 2022, the Company had primarily foreign and state net operating loss carryforwards of approximately $82,184 and $111,432, respectively, some of which have an unlimited carryforward period, while others expire in various years beginning in fiscal 2023. The Company maintains a full valuation allowance on its state and certain foreign net operating loss carryforwards as it is deemed more likely than not that such losses will not be realized. In fiscal 2021, the Company recorded a $1,560 income tax benefit for the release in the valuation allowance related to its operations in Switzerland. As of December 31, 2022, the Company established a $27,108 valuation allowance on its business interest expense carryforwards.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As a result of the 2017 Tax Cuts and Jobs Act changing the U.S. to a modified territorial tax system, the Company does not assert its $82,355 of undistributed foreign earnings as of December 31, 2022 are permanently reinvested. The Company has considered whether there would be any potential future costs of not asserting indefinite reinvestment and does not expect such costs to be significant.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Balance at beginning of year	$1,055	$851	$206
Increases related to tax positions taken in current year	145	196	—
Increases related to tax positions taken in prior years	8	260	605
Reductions related to tax positions taken in prior years	(95)	(199)	—
Reductions related to settlements with tax authorities	(273)	—	—
Reductions related to lapse of statutes of limitations	(206)	—	—
Effects of foreign currency translation	(23)	(53)	40
Balance at end of year	$611	$1,055	$851

At December 31, 2022, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $508.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At December 31, 2022, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2019, or non-U.S. income tax examinations by tax authorities for years prior to 2017.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $(60) and $(54) of accrued interest and penalties at December 31, 2022 and January 1, 2022, respectively. The Company recognized $83, $142 and $190 of income tax expense in interest and penalties during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

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

Non-Income Tax Matters

The Internal Revenue Service (the “IRS”) notified the Company of certain penalties assessed related to the annual disclosure and reporting requirements of the Affordable Care Act. The Company is in the process of appealing this determination and does not believe it has any liability with respect to this matter. Until the appeals process is complete, the IRS will maintain a federal tax lien which is currently limited to certain IRS refunds due to the Company.

14.
Employee Benefit Plans

The Company sponsors the Third Amended and Restated WW Savings Plan (the “Savings Plan”) for salaried and certain hourly U.S. employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 50% of the employee’s tax deferred contributions up to 6% of an employee’s eligible compensation for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021. Effective as of May 30, 2020, the Company temporarily suspended employer matching contributions through December 31, 2020. Expense related to these contributions for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $2,564, $3,136 and $1,655, respectively.

During fiscal 2014, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Pursuant to the Savings Plan, the Company also makes profit sharing contributions for all full-time salaried U.S. employees who are eligible to participate in the Savings Plan (except for certain personnel above a determined compensation level). The profit sharing contribution is a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also has a discretionary supplemental profit sharing employer contribution component that is determined annually by the Compensation Committee. Effective as of March 6, 2022, the Company suspended profit sharing contributions. Effective as of May 30, 2020, the Company temporarily suspended profit sharing contributions through December 31, 2020. Expense related to these contributions for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $179, $1,342 and $914, respectively.

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

The EPSP is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Effective as of March 6, 2022, although the Company suspended EPSP contributions, EPSP balances continue to accrue interest. Effective as of May 30, 2020, although the Company temporarily suspended EPSP contributions through December 31, 2020, EPSP balances continued to accrue interest. Expense related to this commitment for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $929, $3,975 and $1,761, respectively.

15.
Cash Flow Information

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Net cash paid during the year for:
Interest expense	$76,216	$79,374	$137,163
Income taxes (1)	$25,815	$41,377	$24,609
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with acquisitions	$240	$20,032	$9,677
Capital expenditures and capitalized software included in accounts payable and accrued expenses	$1,466	$1,835	$3,497

(1)
Fiscal 2022, fiscal 2021 and fiscal 2020 include tax refunds received of $5,109, $1,077 and $6,936, respectively.

See Note 4 for disclosures on supplemental cash flow information related to leases.

16.
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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Commitments

Minimum commitments under non-cancelable purchase obligations at December 31, 2022 were $37,262, of which $20,713 is due in fiscal 2023, $9,332 is due in fiscal 2024 and the remaining $7,217 is due in fiscal 2025. See Note 4 for disclosures related to minimum commitments under lease obligations, primarily for the Company’s studios and corporate offices.

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

Information about the Company’s reportable segments is as follows:

	Total Revenues, net
	for the Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
North America	$726,884	$814,797	$942,100
Continental Europe	239,129	297,910	313,380
United Kingdom	47,995	65,820	84,387
Other	26,848	33,936	38,257
Total revenues, net	$1,040,856	$1,212,463	$1,378,124

	Net (Loss) Income
	for the Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Segment operating (loss) income:
North America	$(219,875)	$217,901	$269,580
Continental Europe	91,599	117,390	124,891
United Kingdom	(7,457)	8,134	10,648
Other	66	5,454	2,341
Total segment operating (loss) income	$(135,667)	$348,879	$407,460
General corporate expenses	147,283	152,595	191,298
Interest expense	81,141	87,909	123,310
Other expense, net	1,691	1,358	349
Early extinguishment of debt	—	30,352	—
(Benefit from) provision for income taxes	(114,379)	9,773	17,462
Net (loss) income	$(251,403)	$66,892	$75,041
Net loss attributable to the noncontrolling interest	—	—	38
Net (loss) income attributable to WW International, Inc.	$(251,403)	$66,892	$75,079

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Depreciation and Amortization
	for the Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
North America	$32,521	$39,270	$39,740
Continental Europe	763	1,468	1,615
United Kingdom	627	799	1,017
Other	270	404	370
Total segment depreciation and amortization	$34,181	$41,941	$42,742
General corporate depreciation and amortization	14,638	12,745	16,780
Depreciation and amortization	$48,819	$54,686	$59,522

The following tables present information about the Company’s revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of U.S. export sales.

	Total Revenues, net for the Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
United States	$681,954	$759,737	$880,945
Canada	44,930	55,060	61,155
Continental Europe	239,129	297,910	313,380
United Kingdom	47,995	65,820	84,387
Other	26,848	33,936	38,257
	$1,040,856	$1,212,463	$1,378,124

	Long-Lived Assets (1)
	December 31, 2022	January 1, 2022
United States	$24,417	$31,566
Canada	2,412	3,198
Continental Europe	907	1,111
United Kingdom	303	1,002
Other	190	342
	$28,229	$37,219

(1)
Amounts include finance lease assets

	Operating Lease Assets
	December 31, 2022	January 1, 2022
United States	$68,062	$80,609
Canada	4,159	5,079
Continental Europe	2,304	2,216
United Kingdom	1,169	1,732
Other	2	266
	$75,696	$89,902

Effective the first day of fiscal 2023 (i.e., January 1, 2023), the Company realigned its organizational structure and resources to more closely align with its strategic priorities and centralized the global management of certain functions and systems. As a result of the change in its organizational structure, the Company now has two reportable segments, consisting of North America and International, for the purpose of making operational and resource decisions and assessing financial performance. The new reportable segments will continue to provide similar services and products. The segment information presented in these financial statements does not reflect this change in reportable segments as the change did not take effect internally until the Company’s first quarter of fiscal 2023. The Company will begin reporting segment information based on these new segments in its Quarterly Report on Form 10-Q for the first quarter of fiscal 2023.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of December 31, 2022 and January 1, 2022. Since there were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2022 and January 1, 2022, the fair value approximated a carrying value of $0 at both December 31, 2022 and January 1, 2022.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of December 31, 2022 and January 1, 2022, the fair value of the Company’s long-term debt was approximately $782,384 and $1,389,306, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,422,284 and $1,418,104, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 19 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap current asset at December 31, 2022	$11,748	$—	$11,748	$—
Interest rate swap noncurrent asset at December 31, 2022	$2,450	$—	$2,450	$—
Interest rate swap current liability at January 1, 2022	$14,670	$—	$14,670	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the fiscal years ended December 31, 2022 and January 1, 2022.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

19.
Derivative Instruments and Hedging

As of December 31, 2022 and January 1, 2022, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

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

As of December 31, 2022, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $10,723 ($14,146 before taxes). As of January 1, 2022, the cumulative unrealized loss for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $10,843 ($14,622 before taxes).

The following table presents the aggregate fair value of the Company’s derivative financial instruments by balance sheet classification and location:

			Fair Value
	Balance Sheet Classification	Balance Sheet Location	December 31, 2022	January 1, 2022
Assets:
Interest rate swaps - current swaps	Current asset	Prepaid expenses and other current assets	$11,748	$—
Interest rate swaps - current swaps	Noncurrent asset	Other noncurrent assets	2,450	—
Total assets			$14,198	$—

Liabilities:
Interest rate swaps - current swaps	Current liability	Derivative payable	$—	$14,670
Total liabilities			$—	$14,670

The Company is hedging forecasted transactions for periods not exceeding the next two years. The Company expects approximately $9,890 ($13,194 before taxes) of net derivative gains included in accumulated other comprehensive loss at December 31, 2022, based on current market rates, will be reclassified into earnings within the next 12 months.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

20.
Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Fiscal Year Ended December 31, 2022
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 1, 2022	$(10,843)	$(7,761)	$(18,604)
Other comprehensive income (loss) before reclassifications, net of tax	19,250	(8,432)	10,818
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	2,316	—	2,316
Net current period other comprehensive income (loss)	$21,566	$(8,432)	$13,134
Ending balance at December 31, 2022	$10,723	$(16,193)	$(5,470)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

	Fiscal Year Ended January 1, 2022
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 2, 2021	$(20,979)	$(4,170)	$(25,149)
Other comprehensive income (loss) before reclassifications, net of tax	2,452	(3,591)	(1,139)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	7,684	—	7,684
Net current period other comprehensive income (loss)	$10,136	$(3,591)	$6,545
Ending balance at January 1, 2022	$(10,843)	$(7,761)	$(18,604)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

	Fiscal Year Ended January 2, 2021
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 28, 2019	$(15,529)	$(11,823)	$(27,352)
Other comprehensive (loss) income before reclassifications, net of tax	(14,590)	7,555	(7,035)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	9,140	—	9,140
Net current period other comprehensive (loss) income including noncontrolling interest	$(5,450)	$7,555	$2,105
Less: Net current period other comprehensive loss attributable to the noncontrolling interest	—	98	98
Ending balance at January 2, 2021	$(20,979)	$(4,170)	$(25,149)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(3,090)	$(10,271)	$(12,218)	Interest expense
	(3,090)	(10,271)	(12,218)	(Loss) income before income taxes
	774	2,587	3,078	(Benefit from) provision for income taxes
	$(2,316)	$(7,684)	$(9,140)	Net (loss) income

(1)
Amounts in parentheses indicate debits to profit/loss
21.
Recently Issued Accounting Pronouncements

The Company has determined that recently issued accounting pronouncements are not expected to have a material impact on its consolidated financial statements.

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $861, $918 and $2,228 for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively, which services included advertising, production and related fees.

Entities related to Ms. Winfrey were reimbursed for actual costs incurred in connection with the WW Presents: Oprah’s 2020 Vision tour totaling $1,653 for the fiscal year ended January 2, 2021.

The Company’s accounts payable to parties related to Ms. Winfrey at December 31, 2022 and January 1, 2022 was $0 and $120, respectively.

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

23.
Restructuring

2023 Plan

As previously disclosed, in the fourth quarter of fiscal 2022, management reviewed the then-current global business operations of the Company as well as the different functions and systems supporting those operations and contrasted them with the Company's strategic priorities and requirements for fiscal 2023 and beyond. Based on that review, in December 2022, the Company's management resolved to centralize its global management of certain functions and systems, deprioritize and in some cases cease operations for certain non-strategic business lines, and continue the rationalization of its real estate portfolio to align with its future needs. Throughout December 2022 and January 2023, management developed and continued refining a detailed plan to achieve these goals.

The Company has committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). In connection with the 2023 Plan, the Company anticipates recording restructuring charges which it currently estimates will range between $39,000 to $46,000 in the aggregate. For the fiscal year ended December 31, 2022, the Company recorded restructuring expenses totaling $13,608 ($10,201 after tax).

The Organizational Restructuring has resulted and will result in the elimination of certain positions and the termination of employment for certain employees worldwide. In connection with the Organizational Restructuring, the Company anticipates recording charges of approximately $15,000 to $18,000 in the aggregate with respect to employee termination benefit costs, which are expected to consist primarily of general and administrative expenses. The majority of these charges were recorded in the fourth quarter of fiscal 2022 at the time management resolved to undertake the Organizational Restructuring.

In connection with the Real Estate Restructuring, the Company anticipates recording charges of approximately $24,000 to $28,000 in the aggregate consisting of lease termination and other related costs, the majority of which will be recorded in the first six months of fiscal 2023.

Substantially all of the costs arising from the 2023 Plan are expected to result in cash expenditures related to separation payments, other employee termination expenses and lease termination payments. The Company expects the 2023 Plan to be fully executed by the end of fiscal 2023. For the fiscal year ended December 31, 2022, the components of the Company’s restructuring expenses for the 2023 Plan were as follows:

Fiscal Year Ended
December 31, 2022
Employee termination benefit costs	$13,608
Total restructuring expenses	$13,608

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the fiscal year ended December 31, 2022, restructuring expenses for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

Fiscal Year Ended
December 31, 2022
Cost of revenues	$1,798
Selling, general and administrative expenses	11,810
Total restructuring expenses	$13,608

All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments.

The Company expects the employee termination benefit liability of $13,608 to be paid in full by the end of fiscal 2025.

2022 Plan

As previously disclosed, in the second quarter of fiscal 2022, the Company committed to a restructuring plan consisting of (i) an organizational realignment to simplify the Company’s corporate structure and reduce associated costs (the “Organizational Realignment”) and (ii) a continued rationalization of its real estate portfolio resulting in the termination of certain of the Company’s operating leases (together with the Organizational Realignment, the “2022 Plan”). The Organizational Realignment has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. For the fiscal year ended December 31, 2022, the Company recorded restructuring expenses totaling $27,181 ($20,375 after tax).

Costs arising from the 2022 Plan related to separation payments, other employee termination expenses and lease termination and other related costs, except for lease impairment and accelerated depreciation and amortization related to leased locations, are expected to result in cash expenditures. For the fiscal year ended December 31, 2022, the components of the Company’s restructuring expenses for the 2022 Plan were as follows:

Fiscal Year Ended
December 31, 2022
Lease termination and other related costs	$3,791
Employee termination benefit costs	19,170
Lease impairments	2,680
Other costs	1,540
Total restructuring expenses	$27,181

See Note 4 for additional information in regard to the Company's lease impairments for the fiscal year ended December 31, 2022.

For the fiscal year ended December 31, 2022, restructuring expenses for the 2022 Plan were recorded in the Company’s consolidated statements of operations as follows:

Fiscal Year Ended
December 31, 2022
Cost of revenues	$6,476
Selling, general and administrative expenses	20,705
Total restructuring expenses	$27,181

All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments.

For the fiscal year ended December 31, 2022, the Company made payments of $1,877 towards the liability for the lease termination costs. For the fiscal year ended December 31, 2022, the Company made payments of $10,909 towards the liability for the employee termination benefit costs.

The Company expects the remaining lease termination liability of $547 and the remaining employee termination benefit liability of $8,261 to be paid in full by the end of fiscal 2024.

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

For the fiscal year ended January 1, 2022, restructuring expenses were recorded in the Company’s consolidated statements of operations as follows:

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

For the fiscal year ended December 31, 2022, the Company made payments of $777 towards the liability for the lease termination costs, decreased provision estimates by $681 and incurred additional lease termination and other related costs of $119. For the fiscal year ended December 31, 2022, the Company made payments of $3,814 towards the liability for the employee termination benefit costs, increased provision estimates by $72 and incurred additional employee termination benefit costs of $148.

As of December 31, 2022, there was no outstanding lease termination liability. The Company expects the remaining employee termination benefit liability of $450 to be paid in full by the end of fiscal 2023.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the fiscal year ended January 2, 2021, restructuring expenses were recorded in the Company’s consolidated statements of operations as follows:

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

For the fiscal year ended December 31, 2022, the Company made payments of $86 towards the liability for the lease termination costs and decreased provision estimates by $116. For the fiscal year ended December 31, 2022, the Company made payments of $1,202 towards the liability for the employee termination benefit costs and decreased provision estimates by $621.

As of December 31, 2022, there was no outstanding lease termination liability. The Company expects the remaining employee termination benefit liability of $117 to be paid in full by the end of fiscal 2023.

24.
Subsequent Event

On March 4, 2023, the Company entered into a definitive merger agreement to acquire Weekend Health, Inc. (“Weekend Health”, and such acquisition, the “Transaction”). Upon completion of the Transaction, Weekend Health will become a wholly-owned subsidiary of the Company. Weekend Health provides a technology powered care platform and mobile web application through its subscription based service, which includes a comprehensive weight management program, pharmacotherapy treatment, nutrition plans, health insurance coordination services, and access to clinicians, dietitians, fitness coaches and care coordinators. The purchase price is $132,000 (inclusive of a minimum of $26,000 of cash on the balance sheet of Weekend Health), consisting of $100,000 to be paid at the closing of the Transaction (the “Closing”), of which $65,000 will be paid in cash and $35,000 will be paid in newly issued shares of the Company’s common stock at a price per share of $4.34, $16,000 will be paid in cash on the first anniversary of the Closing and $16,000 will be paid in cash on the second anniversary of the Closing. The proceeds paid on the first and second anniversary of the Closing will not be subject to any conditions or contingencies other than the passage of time. The Transaction is not subject to a financing condition.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other	Deductions	End
	of Period	Expenses	Accounts	(1)	of Period
FISCAL YEAR ENDED DECEMBER 31, 2022
Allowance for credit losses	$1,726	$(460)	$—	$(290)	$976
Inventory and other reserves	$7,141	$6,796	$—	$(7,469)	$6,468
Tax valuation allowance	$10,083	$27,871	$(143)	$(1,993)	$35,818

FISCAL YEAR ENDED JANUARY 1, 2022
Allowance for credit losses	$2,298	$(214)	$—	$(358)	$1,726
Inventory and other reserves	$10,239	$7,657	$—	$(10,755)	$7,141
Tax valuation allowance	$7,190	$1,266	$4,437	$(2,810)	$10,083

FISCAL YEAR ENDED JANUARY 2, 2021
Allowance for credit losses	$1,813	$411	$—	$74	$2,298
Inventory and other reserves	$4,685	$16,425	$—	$(10,871)	$10,239
Tax valuation allowance	$6,760	$792	$141	$(503)	$7,190

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

**4.3

Description of Securities (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, as filed on March 1, 2022 (File No. 001-16769), and incorporated herein by reference).

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

†**10.15

Form of Term Sheet for Employee Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Mindy Grossman Initial Equity Award—Stock Incentive Plan Award) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.16

Form of Term Sheet for Employee Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Mindy Grossman Initial Equity Award—Inducement Grant Award) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.17

2018 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, as filed on August 7, 2018 (File No. 001-16769), and incorporated herein by reference).

†**10.18

2020 Form of Term Sheet for Employee Stock Option Awards and 2020 Form of Terms and Conditions for Employee Stock Option Awards (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, as filed on August 4, 2020 (File No. 001-16769), and incorporated herein by reference).

†**10.19

Form of Term Sheet for Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Initial Equity Award—Stock Incentive Plan Award) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.20

Form of Term Sheet for Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Initial Equity Award—Inducement Grant Award) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**10.21

Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Chief Executive Officer Initial Equity Award) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**10.22

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

†**10.23

Second Amended and Restated Weight Watchers Executive Profit Sharing Plan, August 1, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012, as filed on November 8, 2012 (File No. 001-16769), and incorporated herein by reference).

†**10.24

Form of Amended and Restated Continuity Agreement between Weight Watchers International, Inc. and certain key executives (Former Chief Operating Officer, Former Chief Financial Officer and General Counsel & Secretary) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

†**10.25

Second Amended and Restated Continuity Agreement between WW International, Inc. and certain key executives (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, as filed on March 1, 2022 (File No. 001-16769), and incorporated herein by reference).

†**10.26

Employment Agreement, dated as of February 23, 2022, by and between WW International, Inc. and Sima Sistani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**10.27

Continuity Agreement, dated as of February 23, 2022, by and between WW International, Inc. and Sima Sistani (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**10.28

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

Exhibit Number	Description

†**10.32

Second Letter Agreement, dated as of September 14, 2016, by and between Nicholas Hotchkin and Weight Watchers International, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2016, as filed on November 8, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.33

Separation Agreement and General Release, dated as of May 26, 2022, by and between WW International, Inc. and Nicholas Hotchkin (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2022, as filed on August 4, 2022 (File No. 001-16769), and incorporated herein by reference).

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

†*10.36	Separation Agreement and General Release, dated November 30, 2022, by and between WW International, Inc. and Amy O’Keefe.

†**10.37

Offer Letter, dated July 29, 2014, by and between Weight Watchers International, Inc. and Michael Lysaght (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed on February 25, 2021 (File No. 001-16769), and incorporated herein by reference).

†**10.38

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

†*10.40	Summary of Employment and Compensation Arrangements of Heather Stark.

†*10.41	Letter Agreement, dated July 14, 2022, by and between WW International, Inc. and Amanda Tolleson.

**10.42

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

†**10.44

Option Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
**10.45

Strategic Collaboration Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (“Strategic Collaboration Agreement”) (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

**10.46

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

*21.1	Subsidiaries of WW International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by Sima Sistani, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Heather Stark, Interim Principal Financial Officer.

*32.1	Certification of Chief Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

† Represents a management arrangement or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: March 6, 2023	By:	/S/ SIMA SISTANI
Sima Sistani
Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2023	By:	/S/ SIMA SISTANI
Sima Sistani
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 6, 2023	By:	/S/ HEATHER STARK
Heather Stark
Interim Principal Financial Officer
(Principal Financial Officer)

Date: March 6, 2023	By:	/S/ AMY KOSSOVER
Amy Kossover
Chief Accounting Officer, Senior Vice President
and Corporate Controller
(Principal Accounting Officer)

Date: March 6, 2023	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: March 6, 2023	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: March 6, 2023	By:	/S/ JULIE BORNSTEIN
Julie Bornstein
Director

Date: March 6, 2023	By:	/S/ JENNIFER DULSKI
Jennifer Dulski
Director

Date: March 6, 2023	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: March 6, 2023	By:	/S/ DENIS F. KELLY
Denis F. Kelly
Director

Date: March 6, 2023	By:	/S/ JULIE RICE
Julie Rice
Director

Date: March 6, 2023	By:	/S/ THILO SEMMELBAUER
Thilo Semmelbauer
Director

Date: March 6, 2023	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki
Director

Date: March 6, 2023	By:	/S/ OPRAH WINFREY
Oprah Winfrey
Director