Form 10-Q
period 2023-04-01
WW INTERNATIONAL, INC.
filed 2023-05-04
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

The number of shares of common stock outstanding as of April 27, 2023 was 78,661,084.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	April 1,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$140,847	$178,326
Receivables (net of allowances: April 1, 2023 - $1,023 and December 31, 2022 - $976)	31,059	24,273
Inventories	10,668	20,528
Prepaid income taxes	15,337	19,447
Prepaid expenses and other current assets	37,323	38,757
TOTAL CURRENT ASSETS	235,234	281,331
Property and equipment, net	25,612	28,229
Operating lease assets	68,962	75,696
Franchise rights acquired	386,608	386,745
Goodwill	156,211	155,998
Other intangible assets, net	64,178	63,306
Deferred income taxes	23,006	22,246
Other noncurrent assets	13,917	14,879
TOTAL ASSETS	$973,728	$1,028,430
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$15,464	$17,955
Accounts payable	21,697	18,890
Salaries and wages payable	64,041	72,577
Accrued marketing and advertising	14,664	17,927
Accrued interest	10,938	5,289
Other accrued liabilities	42,288	30,118
Income taxes payable	62,058	1,646
Deferred revenue	35,716	32,156
TOTAL CURRENT LIABILITIES	266,866	196,558
Long-term debt, net	1,423,329	1,422,284
Long-term operating lease liabilities	63,783	68,099
Deferred income taxes	19,940	23,119
Other	2,079	2,185
TOTAL LIABILITIES	1,775,997	1,712,245
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 122,052 shares issued at April 1, 2023 and 122,052 shares issued at December 31, 2022	0	0
Treasury stock, at cost, 51,418 shares at April 1, 2023 and 51,496 shares at December 31, 2022	(3,093,237)	(3,097,304)
Retained earnings	2,298,701	2,418,959
Accumulated other comprehensive loss	(7,733)	(5,470)
TOTAL DEFICIT	(802,269)	(683,815)
TOTAL LIABILITIES AND TOTAL DEFICIT	$973,728	$1,028,430

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Subscription revenues, net	$211,032	$256,985
Product sales and other, net	30,863	40,776
Revenues, net	241,895	297,761
Cost of subscription revenues	94,897	86,041
Cost of product sales and other	27,487	31,622
Cost of revenues	122,384	117,663
Gross profit	119,511	180,098
Marketing expenses	88,234	107,570
Selling, general and administrative expenses	59,860	63,558
Operating (loss) income	(28,583)	8,970
Interest expense	22,846	18,671
Other (income) expense, net	(330)	344
Loss before income taxes	(51,099)	(10,045)
Provision for (benefit from) income taxes	67,580	(1,802)
Net loss	$(118,679)	$(8,243)
Net loss per share
Basic	$(1.68)	$(0.12)
Diluted	$(1.68)	$(0.12)
Weighted average common shares outstanding
Basic	70,596	70,086
Diluted	70,596	70,086

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Net loss	$(118,679)	$(8,243)
Other comprehensive (loss) gain:
Foreign currency translation gain (loss)	113	(141)
Income tax (expense) benefit on foreign currency translation gain (loss)	(28)	35
Foreign currency translation gain (loss), net of taxes	85	(106)
(Loss) gain on derivatives	(3,130)	14,756
Income tax benefit (expense) on (loss) gain on derivatives	782	(3,708)
(Loss) gain on derivatives, net of taxes	(2,348)	11,048
Total other comprehensive (loss) gain	(2,263)	10,942
Comprehensive (loss) income	$(120,942)	$2,699

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

Three Months Ended April 1, 2023					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 31, 2022	122,052	$0	51,496	$(3,097,304)	$(5,470)	$2,418,959	$(683,815)
Comprehensive loss					(2,263)	(118,679)	(120,942)
Issuance of treasury stock under stock plans			(78)	4,067		(4,248)	(181)
Compensation expense on share-based awards						2,669	2,669
Balance at April 1, 2023	122,052	$0	51,418	$(3,093,237)	$(7,733)	$2,298,701	$(802,269)

Three Months Ended April 2, 2022					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 1, 2022	122,052	$0	51,988	$(3,120,149)	$(18,604)	$2,682,349	$(456,404)
Comprehensive income (loss)					10,942	(8,243)	2,699
Issuance of treasury stock under stock plans			(65)	2,715		(3,039)	(324)
Compensation expense on share-based awards						4,700	4,700
Balance at April 2, 2022	122,052	$0	51,923	$(3,117,434)	$(7,662)	$2,675,767	$(449,329)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Operating activities:
Net loss	$(118,679)	$(8,243)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	11,989	10,759
Amortization of deferred financing costs and debt discount	1,254	1,254
Impairment of intangible and long-lived assets	171	42
Share-based compensation expense	2,669	4,700
Deferred tax benefit	(3,110)	(6,693)
Allowance for doubtful accounts	(74)	72
Reserve for inventory obsolescence	2,037	1,254
Foreign currency exchange rate (gain) loss	(389)	623
Changes in cash due to:
Receivables	(5,961)	(10,596)
Inventories	7,994	(120)
Prepaid expenses	4,937	(4,106)
Accounts payable	2,728	7,118
Accrued liabilities	3,188	(5,268)
Deferred revenue	3,405	3,560
Other long term assets and liabilities, net	734	(3,003)
Income taxes	60,385	(1,807)
Cash used for operating activities	(26,722)	(10,454)
Investing activities:
Capital expenditures	(990)	(323)
Capitalized software expenditures	(9,350)	(8,905)
Cash paid for acquisitions	—	(4,350)
Other items, net	(8)	(11)
Cash used for investing activities	(10,348)	(13,589)
Financing activities:
Taxes paid related to net share settlement of equity awards	(205)	(374)
Proceeds from stock options exercised	7	—
Cash paid for acquisitions	(500)	—
Other items, net	(26)	(35)
Cash used for financing activities	(724)	(409)
Effect of exchange rate changes on cash and cash equivalents	315	(1,702)
Net decrease in cash and cash equivalents	(37,479)	(26,154)
Cash and cash equivalents, beginning of period	178,326	153,794
Cash and cash equivalents, end of period	$140,847	$127,640

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc. and all of its subsidiaries. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings, which formerly included Digital 360 (as applicable). The Company’s “Workshops + Digital” business refers to providing unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings to commitment plan subscribers, including former Digital 360 members (as applicable). It also formerly included the provision of access to workshops for members who did not subscribe to commitment plans, which included the Company’s “pay-as-you-go” members. In the second quarter of fiscal 2022, the Company ceased offering its Digital 360 product. More than a majority of associated members were transitioned from the Company’s Digital business to its Workshops + Digital business during the second quarter of fiscal 2022, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. The cessation of this product offering and these transitions of former Digital 360 members at the then-current pricing for such product impacted the number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business.

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

With respect to the Company’s previously announced change in segment reporting, segment data for the three months ended April 2, 2022 has been updated to reflect the new reportable segment structure. See Notes 4 and 14 for disclosures related to segments.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2022 filed on March 6, 2023, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.
Accounting Standards Adopted in Current Year

There were no new accounting standards adopted during the three months ended April 1, 2023.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

3.
Leases

At April 1, 2023 and December 31, 2022, the Company’s lease assets and lease liabilities, primarily for its studios and corporate offices, were as follows:

	April 1, 2023	December 31, 2022
Assets:
Operating leases	$68,962	$75,696
Finance leases	28	54
Total lease assets	$68,990	$75,750

Liabilities:
Current
Operating leases	$15,464	$17,955
Finance leases	19	31
Noncurrent
Operating leases	63,783	68,099
Finance leases	2	7
Total lease liabilities	$79,268	$86,092

For the three months ended April 1, 2023 and April 2, 2022, the components of the Company’s lease expense were as follows:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Operating lease cost:
Fixed lease cost	$7,153	$8,112
Lease termination cost	12,219	(120)
Variable lease cost	15	7
Total operating lease cost	$19,387	$7,999
Finance lease cost:
Amortization of leased assets	$26	$35
Interest on lease liabilities	0	1
Total finance lease cost	$26	$36
Total lease cost	$19,413	$8,035

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023. The Company recorded $621 of sublease income for the three months ended April 1, 2023 as an offset to general and administrative expenses.

At April 1, 2023 and December 31, 2022, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	April 1, 2023	December 31, 2022
Weighted Average Remaining Lease Term (years)
Operating leases	7.00	6.90
Finance leases	1.06	1.00

Weighted Average Discount Rate
Operating leases	7.13	7.03
Finance leases	3.82	3.52

The Company’s leases have remaining lease terms of 0 to 9 years with a weighted average lease term of 7.00 years as of April 1, 2023.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At April 1, 2023, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2023	$15,428	$15	$15,443
Fiscal 2024	18,485	7	18,492
Fiscal 2025	13,148	—	13,148
Fiscal 2026	9,805	—	9,805
Fiscal 2027	9,449	—	9,449
Fiscal 2028	9,197	—	9,197
Thereafter	26,921	—	26,921
Total lease payments	$102,433	$22	$102,455
Less imputed interest	23,186	1	23,187
Present value of lease liabilities	$79,247	$21	$79,268

Supplemental cash flow information related to leases for the three months ended April 1, 2023 and April 2, 2022 were as follows:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,208	$8,509
Operating cash flows from finance leases	$0	$1
Financing cash flows from finance leases	$26	$35

Lease assets (modified) obtained in exchange for (modified) new operating lease liabilities	$(1,052)	$2,859
Lease assets obtained in exchange for new finance lease liabilities	$—	$46

4.
Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Digital Subscription Revenues	$149,344	$191,482
Workshops + Digital Fees	61,688	65,503
Subscription Revenues, net	$211,032	$256,985
Product sales and other, net	30,863	40,776
Revenues, net	$241,895	$297,761

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Segment information for the three months ended April 2, 2022 presented below has been updated to reflect the new reportable segment structure. The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended April 1, 2023
	North America	International	Total
Digital Subscription Revenues	$97,772	$51,572	$149,344
Workshops + Digital Fees	49,482	12,206	61,688
Subscription Revenues, net	$147,254	$63,778	$211,032
Product sales and other, net	23,771	7,092	30,863
Revenues, net	$171,025	$70,870	$241,895

	Three Months Ended April 2, 2022
	North America	International	Total
Digital Subscription Revenues	$125,319	$66,163	$191,482
Workshops + Digital Fees	50,980	14,523	65,503
Subscription Revenues, net	$176,299	$80,686	$256,985
Product sales and other, net	28,381	12,395	40,776
Revenues, net	$204,680	$93,081	$297,761

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 31, 2022	$32,156	$360
Net increase (decrease) during the period	3,560	(57)
Balance as of April 1, 2023	$35,716	$303

Balance as of January 1, 2022	$45,855	$28
Net increase during the period	3,136	21
Balance as of April 2, 2022	$48,991	$49

Revenue recognized from amounts included in current deferred revenue as of December 31, 2022 was $29,733 for the three months ended April 1, 2023. Revenue recognized from amounts included in current deferred revenue as of January 1, 2022 was $41,393 for the three months ended April 2, 2022. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, represents revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

5.
Acquisitions

Acquisitions of Franchisees

On February 18, 2022, the Company acquired the entire issued share capital of its Republic of Ireland franchisee, Denross Limited, and its Northern Ireland franchisee, Checkweight Limited, as follows:

(a)
The Company acquired the entire issued share capital of Denross Limited for a purchase price of $4,500. Payment was in the form of cash paid on December 21, 2021 ($650), cash paid on February 18, 2022 ($3,100) and cash in reserves ($750), of which $375 was paid on February 17, 2023. The total purchase price was allocated to goodwill ($4,645), deferred tax asset ($496) fully offset by a tax valuation allowance ($496), assumed liabilities ($166), customer relationship value ($14), cash ($4) and other receivables ($3). The goodwill will not be deductible for tax purposes; and
(b)
The Company acquired the entire issued share capital of Checkweight Limited for a purchase price of $1,500. Payment was in the form of cash ($1,250) and cash in reserves ($250), of which $125 was paid on February 17, 2023. The total purchase price was allocated to goodwill ($1,291), franchise rights acquired ($240), assumed liabilities ($56), customer relationship value ($17), deferred tax asset ($5) fully offset by a tax valuation allowance ($5), cash ($4) and other receivables ($4). The goodwill will not be deductible for tax purposes.

These acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings of the acquired franchises have been included in the consolidated operating results of the Company since the date of acquisition.

6.
Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended April 1, 2023, the change in the carrying value of franchise rights acquired was due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005 and the Company’s franchised territories. See Note 5 for additional information about acquisitions by the Company. For the three months ended April 1, 2023, the change in the carrying amount of goodwill was due to the effect of exchange rate changes as follows:

	North America	International	Total
Balance as of January 1, 2022	$147,530	$9,844	$157,374
Goodwill acquired during the period	—	5,936	5,936
Goodwill impairment	(1,101)	(2,023)	(3,124)
Effect of exchange rate changes	(2,862)	(1,326)	(4,188)
Balance as of December 31, 2022	$143,567	$12,431	$155,998
Effect of exchange rate changes	101	112	213
Balance as of April 1, 2023	$143,668	$12,543	$156,211

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of April 1, 2023 and December 31, 2022 were as follows:

	April 1, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$107,948	$96,914	$107,229	$94,375
Website development costs	142,524	97,332	133,818	91,482
Trademarks	12,171	11,928	12,162	11,882
Other	13,973	6,264	13,961	6,125
Trademarks and other intangible assets	$276,616	$212,438	$267,170	$203,864
Franchise rights acquired	8,207	5,218	8,164	5,101
Total finite-lived intangible assets	$284,823	$217,656	$275,334	$208,965

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,519 and $8,174 for the three months ended April 1, 2023 and April 2, 2022, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2023	$23,730
Fiscal 2024	$22,678
Fiscal 2025	$11,276
Fiscal 2026	$1,588
Fiscal 2027	$724
Fiscal 2028	$709
Thereafter	$6,462

7.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	April 1, 2023				December 31, 2022
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	5,544	11,489	8.56%	945,000	5,821	12,064	5.85%
Senior Secured Notes due April 15, 2029	500,000	4,638	—	4.65%	500,000	4,831	—	4.70%
Total	$1,445,000	$10,182	$11,489	7.20%	$1,445,000	$10,652	$12,064	5.45%
Less: Current portion	—				—
Unamortized deferred financing costs	10,182				10,652
Unamortized debt discount	11,489				12,064
Total long-term debt	$1,423,329				$1,422,284

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

As of April 1, 2023, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,921 of availability and $1,079 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of April 1, 2023.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of April 1, 2023, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that the Company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If the Company fails to do so, its borrowings will be based off of the alternative base rate plus a margin. The Company expects to transition from LIBOR in advance of its cessation on or about June 30, 2023.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including the first fiscal quarter of 2023, with a step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with an additional step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of April 1, 2023, the Company’s actual Consolidated First Lien Leverage Ratio was 6.39:1.00 and there were no borrowings under its Revolving Credit Facility and total letters of credit issued were $1,079. The Company was not in compliance with the Consolidated First Lien Leverage Ratio as of April 1, 2023, and as a result, the Company is limited to borrowing no more than 35%, or $61,250, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until the Company complies with the applicable ratio.

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

Outstanding Debt

At April 1, 2023, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At April 1, 2023 and December 31, 2022, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.20% and 5.45% per annum at April 1, 2023 and December 31, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 6.30% and 5.50% per annum at April 1, 2023 and December 31, 2022, respectively, based on interest rates on these dates.

8.
Per Share Data

Basic net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted net loss per share data:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Numerator:
Net loss	$(118,679)	$(8,243)
Denominator:
Weighted average shares of common stock outstanding	70,596	70,086
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	70,596	70,086
Net loss per share
Basic	$(1.68)	$(0.12)
Diluted	$(1.68)	$(0.12)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

See Note 17 for details on the newly issued shares of the Company’s common stock upon the completion of its acquisition of Sequence (as defined below).

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 8,999 and 7,040 for the three months ended April 1, 2023 and April 2, 2022, respectively.

9.
Taxes

Income Taxes

The Company’s effective tax rate for the three months ended April 1, 2023 was (132.3%) compared to 17.9% for the three months ended April 2, 2022. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The Company was required to increase the valuation allowance recorded against U.S. deferred tax assets as a result of the limitation on interest deductions in the U.S. The forecasted full-year tax expense, which included the increase in valuation allowance, in relation to the Company’s forecasted full-year pretax loss (albeit minimal), drove an unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to the pretax loss for the three months ended April 1, 2023 resulted in an income tax expense of $67,580, which is mostly reflected in income taxes payable on the Company’s consolidated balance sheet and consolidated statement of cash flows. Given the seasonal nature of the Company's principal business, this income tax expense is expected to largely reverse in the second, third and fourth quarters of fiscal 2023, when the Company expects to earn pretax income.

For the three months ended April 1, 2023, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by tax benefits related to state income tax and foreign-derived intangible income (“FDII”). For the three months ended April 2, 2022, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to a tax benefit related to FDII, partially offset by state income tax expense and tax expense from income earned in foreign jurisdictions.

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

11.
Derivative Instruments and Hedging

As of April 1, 2023 and December 31, 2022, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As of April 1, 2023, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $8,375 ($11,016 before taxes). As of December 31, 2022, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $10,723 ($14,146 before taxes).

The following table presents the aggregate fair value of the Company’s derivative financial instruments by balance sheet classification and location:

			Fair Value
	Balance Sheet Classification	Balance Sheet Location	April 1, 2023	December 31, 2022
Assets:
Interest rate swaps - current swaps	Current asset	Prepaid expenses and other current assets	$11,081	$11,748
Interest rate swaps - current swaps	Noncurrent asset	Other noncurrent assets	—	2,450
Total assets			$11,081	$14,198

The Company is hedging forecasted transactions for periods not exceeding the next year. The Company expects approximately $10,174 ($13,567 before taxes) of net derivative gains included in accumulated other comprehensive loss at April 1, 2023, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of April 1, 2023 and December 31, 2022. Since there were no outstanding borrowings under the Revolving Credit Facility as of April 1, 2023 and December 31, 2022, the fair value approximated a carrying value of $0 at both April 1, 2023 and December 31, 2022.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of April 1, 2023 and December 31, 2022, the fair value of the Company’s long-term debt was approximately $808,438 and $782,384, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,423,329 and $1,422,284, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap current asset at April 1, 2023	$11,081	$—	$11,081	$—
Interest rate swap current asset at December 31, 2022	$11,748	$—	$11,748	$—
Interest rate swap noncurrent asset at December 31, 2022	$2,450	$—	$2,450	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the three months ended April 1, 2023 and the fiscal year ended December 31, 2022.

13.
Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three Months Ended April 1, 2023
	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 31, 2022	$10,723	$(16,193)	$(5,470)
Other comprehensive (loss) income before reclassifications, net of tax	(415)	85	(330)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(1,933)	—	(1,933)
Net current period other comprehensive (loss) income	$(2,348)	$85	$(2,263)
Ending balance at April 1, 2023	$8,375	$(16,108)	$(7,733)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

	Three Months Ended April 2, 2022
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 1, 2022	$(10,843)	$(7,761)	$(18,604)
Other comprehensive income (loss) before reclassifications, net of tax	9,391	(106)	9,285
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	1,657	—	1,657
Net current period other comprehensive income (loss)	$11,048	$(106)	$10,942
Ending balance at April 2, 2022	$205	$(7,867)	$(7,662)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Gain (Loss) on Qualifying Hedges
Interest rate contracts	$2,578	$(2,213)	Interest expense
	2,578	(2,213)	Loss before income taxes
	(645)	556	Provision for (benefit from) income taxes
	$1,933	$(1,657)	Net loss

(1)
Amounts in parentheses indicate debits to profit/loss
14.
Segment Data

As previously disclosed, effective the first day of fiscal 2023 (i.e., January 1, 2023), the Company realigned its organizational structure and resources to more closely align with its strategic priorities and centralized the global management of certain functions and systems. As a result of the change in its organizational structure, the Company now has two reportable segments, consisting of North America and International, for the purpose of making operational and resource decisions and assessing financial performance. “North America” refers to the Company’s North American Company-owned operations and franchise revenues and related costs; and “International” refers to the Company’s Continental Europe Company-owned operations, United Kingdom Company-owned operations, and Australia, New Zealand and emerging markets operations. The new reportable segments will continue to provide similar services and products. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results. Segment information for the three months ended April 2, 2022 presented below has been updated to reflect the new reportable segment structure.

Information about the Company’s reportable segments is as follows:

	Total Revenues, net
	Three Months Ended
	April 1,	April 2,
	2023	2022
North America	$171,025	$204,680
International	70,870	93,081
Total revenues, net	$241,895	$297,761

	Net Loss
	Three Months Ended
	April 1,	April 2,
	2023	2022
Segment operating income:
North America	$10,686	$21,409
International	9,179	18,267
Total segment operating income	19,865	39,676
General corporate expenses	48,448	30,706
Interest expense	22,846	18,671
Other (income) expense, net	(330)	344
Provision for (benefit from) income taxes	67,580	(1,802)
Net loss	$(118,679)	$(8,243)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Depreciation and Amortization
	Three Months Ended
	April 1,	April 2,
	2023	2022
North America	$7,468	$8,453
International	289	506
Total segment depreciation and amortization	7,757	8,959
General corporate depreciation and amortization	5,486	3,054
Depreciation and amortization	$13,243	$12,013

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $235 and $432 for the three months ended April 1, 2023 and April 2, 2022, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at April 1, 2023 and December 31, 2022 was $0 and $0, respectively.

16.
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

The Company has committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). In connection with the 2023 Plan, the Company continues to expect to record restructuring charges of approximately $39,000 to $46,000 in the aggregate. For the fiscal year ended December 31, 2022, the Company recorded restructuring charges totaling $13,608 ($10,201 after tax) in connection with the 2023 Plan. For the three months ended April 1, 2023, the Company recorded restructuring charges totaling $22,632 ($16,972 after tax) in connection with the 2023 Plan.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Organizational Restructuring has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide. In connection with the Organizational Restructuring, the Company continues to expect to record restructuring charges of approximately $15,000 to $18,000 in the aggregate, consisting primarily of general and administrative expenses. The majority of these charges were recorded in the fourth quarter of fiscal 2022 at the time management resolved to undertake the Organizational Restructuring. For the fiscal year ended December 31, 2022, the Company recorded employee termination benefit costs related to the Organizational Restructuring totaling $11,810 ($8,853 after tax). For the three months ended April 1, 2023, the Company recorded employee termination benefit costs related to the Organizational Restructuring totaling $3,739 ($2,804 after tax).

In connection with the Real Estate Restructuring, the Company continues to expect to record restructuring charges of approximately $24,000 to $28,000 in the aggregate, the majority of which was recorded in the first quarter of fiscal 2023. For the fiscal year ended December 31, 2022, the Company recorded employee termination benefit costs related to the Real Estate Restructuring totaling $1,798 ($1,348 after tax). For the three months ended April 1, 2023, in connection with the Real Estate Restructuring, the Company recorded lease termination and other related costs totaling $14,329 ($10,745 after tax) and employee termination benefit costs totaling $4,364 ($3,273 after tax).

Substantially all of the costs arising from the 2023 Plan are expected to result in cash expenditures related to separation payments, other employee termination expenses and lease termination payments. The Company expects the 2023 Plan to be fully executed by the end of fiscal 2023.

For the three months ended April 1, 2023, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

Three Months Ended
April 1, 2023
Real Estate Restructuring - Lease termination and other related costs	$14,329
Real Estate Restructuring - Employee termination benefit costs	4,364
Organizational Restructuring - Employee termination benefit costs	3,739
Other costs	200
Total restructuring charges	$22,632

For the three months ended April 1, 2023, restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

Three Months Ended
April 1, 2023
Cost of revenues	$18,893
Selling, general and administrative expenses	3,739
Total restructuring charges	$22,632

For the fiscal year ended December 31, 2022, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

Fiscal Year Ended
December 31, 2022
Real Estate Restructuring - Employee termination benefit costs	$1,798
Organizational Restructuring - Employee termination benefit costs	11,810
Total restructuring charges	$13,608

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the fiscal year ended December 31, 2022, restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

Fiscal Year Ended
December 31, 2022
Cost of revenues	$1,798
Selling, general and administrative expenses	11,810
Total restructuring charges	$13,608

All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments.

In connection with the Real Estate Restructuring, for the three months ended April 1, 2023, the Company made payments of $1,473 towards the liability for the lease termination costs and $1,623 towards the liability for the employee termination benefit costs. In connection with the Organizational Restructuring, for the three months ended April 1, 2023, the Company made payments of $2,965 towards the liability for the employee termination benefit costs.

The Company expects the remaining lease termination liability related to the Real Estate Restructuring of $10,971, the remaining employee termination benefit liability related to the Real Estate Restructuring of $4,539 and the remaining employee termination benefit liability related to the Organizational Restructuring of $12,584 to be paid in full by the end of fiscal 2025.

2022 Plan

As previously disclosed, in the second quarter of fiscal 2022, the Company committed to a restructuring plan consisting of (i) an organizational realignment to simplify the Company’s corporate structure and reduce associated costs (the “Organizational Realignment”) and (ii) a continued rationalization of its real estate portfolio resulting in the termination of certain of the Company’s operating leases (together with the Organizational Realignment, the “2022 Plan”). The Organizational Realignment has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. For the fiscal year ended December 31, 2022, the Company recorded restructuring charges totaling $27,181 ($20,375 after tax).

Costs arising from the 2022 Plan related to separation payments, other employee termination expenses and lease termination and other related costs, except for lease impairment and accelerated depreciation and amortization related to leased locations, are expected to result in cash expenditures.

For the fiscal year ended December 31, 2022, the components of the Company’s restructuring charges for the 2022 Plan were as follows:

Fiscal Year Ended
December 31, 2022
Lease termination and other related costs	$3,791
Employee termination benefit costs	19,170
Lease impairments	2,680
Other costs	1,540
Total restructuring charges	$27,181

For the fiscal year ended December 31, 2022, restructuring charges for the 2022 Plan were recorded in the Company’s consolidated statements of operations as follows:

Fiscal Year Ended
December 31, 2022
Cost of revenues	$6,476
Selling, general and administrative expenses	20,705
Total restructuring charges	$27,181

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

For the three months ended April 1, 2023, the Company made payments of $122 towards the liability for the lease termination costs and decreased provision estimates by $425. For the three months ended April 1, 2023, the Company made payments of $1,750 towards the liability for the employee termination benefit costs and increased provision estimates by $465.

As of April 1, 2023, there was no outstanding lease termination liability. The Company expects the remaining employee termination benefit liability of $6,976 to be paid in full by the end of fiscal 2024.

2021 Plan

As previously disclosed, in the first quarter of fiscal 2021, as the Company continued to evaluate its cost structure, anticipate consumer demand and focus on costs, the Company committed to a plan which has resulted in the termination of operating leases and elimination of certain positions worldwide. For the fiscal year ended January 1, 2022, the Company recorded restructuring charges totaling $21,534 ($16,109 after tax).

For the fiscal year ended January 1, 2022, the components of the Company’s restructuring charges were as follows:

Fiscal Year Ended
January 1, 2022
Lease termination and other related costs	$12,688
Employee termination benefit costs	8,846
Total restructuring charges	$21,534

For the fiscal year ended January 1, 2022, restructuring charges were recorded in the Company’s consolidated statements of operations as follows:

Fiscal Year Ended
January 1, 2022
Cost of revenues	$16,727
Selling, general and administrative expenses	4,807
Total restructuring charges	$21,534

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

For the three months ended April 1, 2023, the Company made payments of $323 towards the liability for the employee termination benefit costs and decreased provision estimates by $7.

As of April 1, 2023, there was no outstanding lease termination liability. The Company expects the remaining employee termination benefit liability of $120 to be paid in full by the end of fiscal 2023.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

2020 Plan

As previously disclosed, in the second quarter of fiscal 2020, in connection with its cost-savings initiative, and its continued response to the COVID-19 pandemic and the related shift in market conditions, the Company committed to a plan of reduction in force which has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. To adjust to anticipated consumer demand, the Company evolved its workshop strategy and expanded its restructuring plan to include lease termination and other related costs. For the fiscal year ended January 2, 2021, the Company recorded restructuring charges totaling $33,092 ($24,756 after tax).

For the fiscal year ended January 2, 2021, the components of the Company’s restructuring charges were as follows:

Fiscal Year Ended
January 2, 2021
Lease termination and other related costs	$7,989
Employee termination benefit costs	25,103
Total restructuring charges	$33,092

For the fiscal year ended January 2, 2021, restructuring charges were recorded in the Company’s consolidated statements of operations as follows:

Fiscal Year Ended
January 2, 2021
Cost of revenues	$23,300
Selling, general and administrative expenses	9,792
Total restructuring charges	$33,092

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

For the three months ended April 1, 2023, the Company made payments of $94 towards the liability for the employee termination benefit costs and decreased provision estimates by $5.

As of April 1, 2023, there was no outstanding lease termination liability. The Company expects the remaining employee termination benefit liability of $18 to be paid in full by the end of fiscal 2023.

17.
Subsequent Event

On April 10, 2023 (the “Closing Date”), the Company completed its previously announced acquisition of Weekend Health, Inc., doing business as Sequence, a Delaware corporation (“Sequence”), subject to the terms and conditions set forth in the Agreement and Plan of Merger, dated as of March 4, 2023, by and among the Company, Well Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Sequence, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the Equityholders’ Representative (as defined therein) for Sequence (the “Merger Agreement”), pursuant to which Sequence continued as a wholly-owned subsidiary of the Company (the “Acquisition”). Sequence provides a technology powered care platform and mobile web application through its subscription based service, which includes a comprehensive weight management program, pharmacotherapy treatment, nutrition plans, health insurance coordination services, and access to clinicians, dietitians, fitness coaches and care coordinators.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As consideration for the Acquisition, the Company agreed to pay an aggregate amount equal to $132,000, subject to the adjustments set forth in the Merger Agreement (the “Merger Consideration”). Subject to the terms and conditions of the Merger Agreement, the Merger Consideration has been paid, or is payable, as follows: (i) approximately $64,217 in cash (inclusive of approximately $25,800 of cash on the balance sheet of Sequence) and approximately $34,702 in the form of approximately 7,996 newly issued shares of Company common stock (valued at $4.34 per share), in each case, paid on or payable following the Closing Date, (ii) $16,000 in cash to be paid on April 10, 2024, and (iii) $16,000 in cash to be paid on April 10, 2025, in each case, subject to the adjustments and deductions set forth in the Merger Agreement.

The initial allocation of the purchase price for the Acquisition is pending the completion of the Company’s analysis. Accordingly, such disclosures related to this business combination were not made at the time these consolidated financial statements were issued. The results of operations of Sequence will be included in the consolidated operating results of the Company from the Closing Date.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, the statements about our plans, strategies, objectives and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “aim” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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
•
the impact on our reputation of actions taken by our franchisees, licensees, suppliers and other partners, including as a result of our acquisition of Weekend Health, Inc., doing business as Sequence (“Sequence”) (the “Acquisition”);
•
the recognition of asset impairment charges;
•
the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;
•
our chief executive officer transition;
•
the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;
•
the early termination by us of leases;
•
uncertainties related to a downturn in general economic conditions or consumer confidence, including as a result of the existing inflationary environment, the potential impact of political and social unrest and instability in the banking system as a result of several recent bank failures;
•
our ability to successfully make acquisitions or enter into joint ventures or collaborations, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses, including with respect to Sequence;
•
the seasonal nature of our principal business;
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
•
risks related to our Acquisition, including risks that the Acquisition may not achieve its intended results;
•
risks related to our exposure to extensive and complex healthcare laws and regulations as a result of the Acquisition;

•
the possibility that the interests of Artal Group S.A. (“Artal”), the largest holder of our common stock and a shareholder with significant influence over us, will conflict with our interests or the interests of other holders of our common stock;
•
the impact that the sale of substantial amounts of our common stock by existing large shareholders, or the perception that such sales could occur, could have on the market price of our common stock; and
•
other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations and franchise revenues and related costs; and “International” refers to our Continental Europe Company-owned operations, United Kingdom Company-owned operations, and Australia, New Zealand and emerging markets operations. Effective the first day of fiscal 2023 (i.e., January 1, 2023), we realigned our organizational structure and resources to more closely align with our strategic priorities and centralized the global management of certain functions and systems, resulting in each of North America and International being our sole reportable segments as of such date. Our “Digital” business refers to providing subscriptions to our digital product offerings, which formerly included Digital 360 (as applicable). Our “Workshops + Digital” business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers, including former Digital 360 members (as applicable). It also formerly included the provision of access to workshops for members who did not subscribe to commitment plans, which included our “pay-as-you-go” members. In the second quarter of fiscal 2022, we ceased offering our Digital 360 product. More than a majority of associated members were transitioned from our Digital business to our Workshops + Digital business during the second quarter of fiscal 2022, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. For additional details on the cessation of this product offering and how these transitions of former Digital 360 members at the then-current pricing for such product impacted the fiscal 2022 second quarter and first half number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business, see our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022.

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
•
“fiscal 2027” refers to our fiscal year ended January 1, 2028; and
•
“fiscal 2028” refers to our fiscal year ended December 30, 2028.

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Digital 360®, Weekend HealthTM, Weight Watchers® and the WW logo.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2022 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross margin, operating (loss) income, operating (loss) income margin and components thereof are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the first quarter of fiscal 2023 to exclude the net impact of (a) charges associated with our previously disclosed 2023 restructuring plan (the “2023 plan”), (b) charges associated with our previously disclosed 2022 restructuring plan (the “2022 plan”) or the reversal of certain of the charges associated with the 2022 plan, as applicable, (c) the reversal of certain of the charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”), and (d) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”); and (ii) the first quarter of fiscal 2022 to exclude (a) the net impact of (x) charges associated with the 2021 plan and (y) the reversal of certain of the charges associated with the 2020 plan or (b) the impact of charges associated with the 2021 plan. We generally refer to such non-GAAP measures as excluding or adjusting for the net impact of restructuring charges or the impact of restructuring charges, as applicable. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, and restructuring charges (including the net impact where applicable) (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING ESTIMATES

For a discussion of the critical accounting estimates affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for fiscal 2022. Our critical accounting estimates have not changed since the end of fiscal 2022.

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

•
Revenues—Our “Subscription Revenues” consist of “Digital Subscription Revenues” and “Workshops + Digital Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, which formerly included Digital 360 (as applicable). “Workshops + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products via e-commerce, in studios and through our trusted partners, revenues from licensing and publishing, other revenues, and, in the case of the consolidated financial results and the North America reportable segment, franchise fees with respect to commitment plans and royalties.
•
Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our digital subscription products, which formerly included Digital 360 (as applicable); (ii) “Workshops + Digital Paid Weeks” is the sum of total paid commitment plan weeks which include workshops and digital offerings and formerly included total “pay-as-you-go” weeks; and (iii) “Total Paid Weeks” is the sum of Digital Paid Weeks and Workshops + Digital Paid Weeks.
•
Incoming Subscribers—“Subscribers” refer to Digital subscribers and Workshops + Digital subscribers who participate in recurring bill programs in Company-owned operations. The “Incoming Subscribers” metric reports WW subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital, including former Digital 360 (as applicable), subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “Incoming Subscribers” is the sum of Incoming Digital Subscribers and Incoming Workshops + Digital Subscribers. Recruitment and retention are key drivers for this metric.
•
End of Period Subscribers—The “End of Period Subscribers” metric reports WW subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Digital Subscribers” is the total number of Digital, including former Digital 360 (as applicable), subscribers; (ii) “End of Period Workshops + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “End of Period Subscribers” is the sum of End of Period Digital Subscribers and End of Period Workshops + Digital Subscribers. Recruitment and retention are key drivers for this metric.
•
Gross profit and operating expenses as a percentage of revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1, 2023 COMPARED TO THE THREE MONTHS ENDED APRIL 2, 2022

The table below sets forth selected financial information for the first quarter of fiscal 2023 from our consolidated statements of operations for the three months ended April 1, 2023 versus selected financial information for the first quarter of fiscal 2022 from our consolidated statements of operations for the three months ended April 2, 2022.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	April 1, 2023	April 2, 2022	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$241.9	$297.8	$(55.9)	(18.8%)		(17.1%)
Cost of revenues	122.4	117.7	4.7	4.0%		5.4%
Gross profit	119.5	180.1	(60.6)	(33.6%)		(31.8%)
Gross Margin %	49.4%	60.5%

Marketing expenses	88.2	107.6	(19.3)	(18.0%)		(16.2%)
Selling, general & administrative expenses	59.9	63.6	(3.7)	(5.8%)		(4.6%)
Operating (loss) income	(28.6)	9.0	(37.6)	(100.0%)	*	(100.0%)	*
Operating (Loss) Income Margin %	(11.8%)	3.0%

Interest expense	22.8	18.7	4.2	22.4%		22.4%
Other (income) expense, net	(0.3)	0.3	(0.7)	(100.0%)	*	(100.0%)	*
Loss before income taxes	(51.1)	(10.0)	(41.1)	(100.0%)	*	(100.0%)	*

Provision for (benefit from) income taxes	67.6	(1.8)	69.4	100.0%	*	100.0%	*
Net loss	$(118.7)	$(8.2)	$(110.4)	(100.0%)	*	(100.0%)	*

Weighted average diluted shares outstanding	70.6	70.1	0.5	0.7%		0.7%
Diluted net loss per share	$(1.68)	$(0.12)	$(1.56)	(100.0%)	*	(100.0%)	*

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the first quarter of fiscal 2023 are adjusted to exclude the net impact of the $22.6 million of 2023 plan restructuring charges and de minimis 2022 plan restructuring charges, 2021 plan restructuring charges and 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended April 1, 2023 which have been adjusted.

				Operating
	Gross	Gross	Operating	Loss
(in millions except percentages)	Profit	Margin	Loss	Margin
First Quarter of Fiscal 2023	$119.5	49.4%	$(28.6)	(11.8%)
Adjustments to reported amounts (1)
2023 plan restructuring charges	18.9		22.6
2022 plan restructuring charges	(0.3)		0.0
2021 plan restructuring charges	(0.0)		(0.0)
2020 plan restructuring charges	(0.0)		(0.0)
Total adjustments (1)	18.6		22.7
First Quarter of Fiscal 2023, as adjusted (1)	$138.1	57.1%	$(5.9)	(2.4%)

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first quarter of fiscal 2023 to exclude the net impact of the $22.6 million ($17.0 million after tax) of 2023 plan restructuring charges, the $40 thousand ($30 thousand after tax) of 2022 plan restructuring charges, the reversal of $7 thousand ($5 thousand after tax) of 2021 plan restructuring charges and the reversal of $5 thousand ($4 thousand after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

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

				Operating
	Gross	Gross	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Quarter of Fiscal 2022	$180.1	60.5%	$9.0	3.0%
Adjustments to reported amounts (1)
2021 plan restructuring charges	0.0		0.3
2020 plan restructuring charges	(0.1)		(0.1)
Total adjustments (1)	(0.1)		0.1
First Quarter of Fiscal 2022, as adjusted (1)	$180.0	60.5%	$9.1	3.1%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first quarter of fiscal 2022 to exclude the net impact of $0.3 million ($0.2 million after tax) of 2021 plan restructuring charges and the reversal of $0.1 million ($0.1 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for the first quarter of fiscal 2023 were $241.9 million, a decrease of $55.9 million, or 18.8%, versus the first quarter of fiscal 2022. Excluding the impact of foreign currency, which negatively impacted our revenues in the first quarter of fiscal 2023 by $4.9 million, revenues for the first quarter of fiscal 2023 would have decreased 17.1% versus the prior year period. This decrease was driven primarily by lower Digital Subscription Revenues as a result of the lower number of Incoming Digital Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for the first quarter of fiscal 2023 increased $4.7 million, or 4.0%, versus the first quarter of fiscal 2022. Excluding the impact of foreign currency, which decreased cost of revenues in the first quarter of fiscal 2023 by $1.6 million, cost of revenues for the first quarter of fiscal 2023 would have increased 5.4% versus the prior year period. Excluding the net impact of the $18.6 million of restructuring charges in the first quarter of fiscal 2023 and the net impact of the $(0.1) million of restructuring charges in the first quarter of fiscal 2022, cost of revenues for the first quarter of fiscal 2023 would have decreased by 11.9%, or 10.5% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the first quarter of fiscal 2023 decreased $60.6 million, or 33.6%, versus the first quarter of fiscal 2022. Excluding the impact of foreign currency, which negatively impacted gross profit in the first quarter of fiscal 2023 by $3.3 million, gross profit for the first quarter of fiscal 2023 would have decreased 31.8% versus the prior year period. Excluding the net impact of the $18.6 million of restructuring charges in the first quarter of fiscal 2023 and the net impact of the $(0.1) million of restructuring charges in the first quarter of fiscal 2022, gross profit for the first quarter of fiscal 2023 would have decreased by 23.3%, or 21.4% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin for the first quarter of fiscal 2023 decreased to 49.4% versus 60.5% for the first quarter of fiscal 2022. Excluding the impact of foreign currency, gross margin in the first quarter of fiscal 2023 would have decreased 10.7% to 49.8% versus the prior year period. Excluding the net impact of restructuring charges in the first quarter of fiscal 2023 and the net impact of restructuring charges in the first quarter of fiscal 2022, gross margin for the first quarter of fiscal 2023 would have decreased 3.4% to 57.1% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the first quarter of fiscal 2023 and the net impact of restructuring charges in the first quarter of fiscal 2022, gross margin for the first quarter of fiscal 2023 would have decreased 3.1% to 57.3% versus the prior year period. This gross margin decrease was driven primarily by a mix shift to the Workshops + Digital business, fixed cost deleverage, and the accounting for subscription and consumer product promotional bundles in the first quarter of fiscal 2023.

Marketing

Marketing expenses for the first quarter of fiscal 2023 decreased $19.3 million, or 18.0%, versus the first quarter of fiscal 2022. Excluding the impact of foreign currency, which decreased marketing expenses in the first quarter of fiscal 2023 by $1.9 million, marketing expenses for the first quarter of fiscal 2023 would have decreased 16.2% versus the prior year period. This decrease in marketing expenses was primarily due to lower spend on TV advertising in the first quarter of fiscal 2023 versus the prior year period as well as the shift of marketing spend out of the first quarter to the remainder of the year in connection with our performance marketing plan. Marketing expenses as a percentage of revenue for the first quarter of fiscal 2023 increased to 36.5% from 36.1% for the first quarter of fiscal 2022.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of fiscal 2023 decreased $3.7 million, or 5.8%, versus the first quarter of fiscal 2022. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in the first quarter of fiscal 2023 by $0.8 million, selling, general and administrative expenses for the first quarter of fiscal 2023 would have decreased 4.6% versus the prior year period. Excluding the net impact of the $4.0 million of restructuring charges in the first quarter of fiscal 2023 and the impact of the $0.2 million of restructuring charges in the first quarter of fiscal 2022, selling, general and administrative expenses for the first quarter of fiscal 2023 would have decreased by 11.8%, or 10.6% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to lower salaries and related costs as a result of the 2022 restructuring plan, partially offset by certain transaction costs in connection with the acquisition of Sequence (as defined below). Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2023 increased to 24.7% from 21.3% for the first quarter of fiscal 2022. Excluding the net impact of restructuring charges in the first quarter of fiscal 2023 and the impact of restructuring charges in the first quarter of fiscal 2022, selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2023 would have increased by 1.8%, or 1.7% on a constant currency basis, versus the prior year period.

Operating (Loss) Income

Operating loss for the first quarter of fiscal 2023 was $28.6 million compared to operating income for the first quarter of fiscal 2022 of $9.0 million. Operating loss for the first quarter of fiscal 2023 was negatively impacted by $0.6 million of foreign currency. Excluding the net impact of the $22.7 million of restructuring charges in the first quarter of fiscal 2023 and the net impact of the $0.1 million of restructuring charges in the first quarter of fiscal 2022, operating loss for the first quarter of fiscal 2023 would have decreased to $5.9 million from $9.1 million of operating income in the prior year period. Operating loss margin for the first quarter of fiscal 2023 was 11.8% compared to operating income margin for the first quarter of fiscal 2022 of 3.0%. Excluding the net impact of restructuring charges in the first quarter of fiscal 2023 and the net impact of restructuring charges in the first quarter of fiscal 2022, operating loss margin for the first quarter of fiscal 2023 would have decreased to 2.4% from 3.1% of operating income margin in the prior year period. This change in operating loss margin for the first quarter of fiscal 2023 versus the operating income margin for the first quarter of fiscal 2022 was driven primarily by a decrease in gross margin, an increase in selling, general and administrative expenses as a percentage of revenue and an increase in marketing expenses as a percentage of revenue.

Interest Expense

Interest expense for the first quarter of fiscal 2023 increased $4.2 million, or 22.4%, versus the first quarter of fiscal 2022. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2023 and the first quarter of fiscal 2022 and excluding the impact of our interest rate swaps then in effect, increased to 7.20% per annum at the end of the first quarter of fiscal 2023 from 4.53% per annum at the end of the first quarter of fiscal 2022. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2023 and the first quarter of fiscal 2022, increased to 6.48% per annum at the end of the first quarter of fiscal 2023 from 5.14% per annum at the end of the first quarter of fiscal 2022. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, changed by $0.7 million for the first quarter of fiscal 2023 to $0.3 million of income as compared to $0.3 million of expense for the first quarter of fiscal 2022.

Tax

Our effective tax rate for the first quarter of fiscal 2023 was (132.3%) compared to 17.9% for the first quarter of fiscal 2022. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. We were required to increase the valuation allowance recorded against U.S. deferred tax assets as a result of the limitation on interest deductions in the U.S. The forecasted full-year tax expense, which included the increase in valuation allowance, in relation to our forecasted full-year pretax loss (albeit minimal), drove an unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to the pretax loss for the first quarter of fiscal 2023 resulted in an income tax expense of $67.6 million, which is mostly reflected in income taxes payable on our consolidated balance sheet and consolidated statement of cash flows. Given the seasonal nature of our principal business, this income tax expense is expected to largely reverse in the second, third and fourth quarters of fiscal 2023, when we expect to earn pretax income.

For the first quarter of fiscal 2023, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by tax benefits related to state income tax and foreign-derived intangible income (“FDII”). For the first quarter of fiscal 2022, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to a tax benefit related to FDII, partially offset by state income tax expense and tax expense from income earned in foreign jurisdictions.

Net Loss and Diluted Net Loss Per Share

Net loss for the first quarter of fiscal 2023 was $118.7 million compared to net loss for the first quarter of fiscal 2022 of $8.2 million. Excluding the impact of foreign currency, which negatively impacted net loss in the first quarter of fiscal 2023 by $0.4 million, net loss for the first quarter of fiscal 2023 would have decreased to $118.3 million. Net loss for the first quarter of fiscal 2023 included a $17.0 million net impact from restructuring charges. Net loss for the first quarter of fiscal 2022 included a $0.1 million net impact from restructuring charges.

Diluted net loss per share for the first quarter of fiscal 2023 was $1.68 compared to diluted net loss per share for the first quarter of fiscal 2022 of $0.12. Diluted net loss per share for the first quarter of fiscal 2023 included a $0.24 net impact from restructuring charges. Diluted net loss per share for the first quarter of fiscal 2022 included a de minimis net impact from restructuring charges.

Segment Results

As previously disclosed, effective the first day of fiscal 2023 (i.e., January 1, 2023), we realigned our organizational structure and resources to more closely align with our strategic priorities and centralized the global management of certain functions and systems. As a result of the change in our organizational structure, we now have two reportable segments, consisting of North America and International, for the purpose of making operational and resource decisions and assessing financial performance. The new reportable segments will continue to provide similar services and products.

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first quarter of fiscal 2023 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q1 2023
	GAAP			Constant Currency
	Subscription Revenues	Product Sales & Other	Total Revenues	Subscription Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$147.3	$23.8	$171.0	$147.8	$23.8	$171.7	33.8	2,337.0	2,669.8
International	63.8	7.1	70.9	67.5	7.5	75.1	17.2	1,209.2	1,352.7
Total	$211.0	$30.9	$241.9	$215.4	$31.4	$246.8	51.0	3,546.1	4,022.4

	% Change Q1 2023 vs. Q1 2022
North America	(16.5%)	(16.2%)	(16.4%)	(16.1%)	(16.0%)	(16.1%)	(12.6%)	(14.6%)	(10.6%)
International	(21.0%)	(42.8%)	(23.9%)	(16.3%)	(39.2%)	(19.3%)	(15.2%)	(15.7%)	(13.2%)
Total	(17.9%)	(24.3%)	(18.8%)	(16.2%)	(23.0%)	(17.1%)	(13.5%)	(14.9%)	(11.5%)

Note: Totals may not sum due to rounding.

(in millions except percentages and as noted)

	Q1 2023
	Digital Subscription Revenues					Workshops + Digital Fees
	GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
				(in thousands)					(in thousands)
North America	$97.8	$98.2	26.1	1,802.5	2,090.2	$49.5	$49.6	7.7	534.5	579.6
International	51.6	54.5	14.7	1,033.1	1,164.3	12.2	13.0	2.5	176.0	188.4
Total	$149.3	$152.7	40.8	2,835.6	3,254.5	$61.7	$62.7	10.2	710.5	767.9

	% Change Q1 2023 vs. Q1 2022
North America	(22.0%)	(21.6%)	(16.8%)	(17.6%)	(14.7%)	(2.9%)	(2.6%)	5.3%	(2.5%)	8.2%
International	(22.1%)	(17.6%)	(17.6%)	(17.6%)	(15.4%)	(16.0%)	(10.3%)	1.9%	(1.9%)	2.7%
Total	(22.0%)	(20.2%)	(17.1%)	(17.6%)	(15.0%)	(5.8%)	(4.3%)	4.5%	(2.3%)	6.8%

Note: Totals may not sum due to rounding.

North America Performance

The decrease in North America revenues for the first quarter of fiscal 2023 versus the prior year period was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues for the first quarter of fiscal 2023 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by the lower number of Incoming Digital Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022. The decrease in North America Total Paid Weeks for the first quarter of fiscal 2023 versus the prior year period was driven primarily by both the lower number of Total Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022 and lower recruitments for the first quarter of fiscal 2023 versus the prior year period.

The decrease in North America product sales and other for the first quarter of fiscal 2023 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

International Performance

The decrease in International revenues for the first quarter of fiscal 2023 versus the prior year period was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues for the first quarter of fiscal 2023 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by the lower number of Incoming Digital Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022. The decrease in International Total Paid Weeks for the first quarter of fiscal 2023 versus the prior year period was driven primarily by both the lower number of Total Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022 and lower recruitments for the first quarter of fiscal 2023 versus the prior year period.

The decrease in International product sales and other for the first quarter of fiscal 2023 versus the prior year period was driven primarily by a decrease in e-commerce product sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied us with our primary source of liquidity. We have used these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. Upon the completion of our previously announced acquisition of Weekend Health, Inc., doing business as Sequence (“Sequence”) (the “Acquisition”), in the second quarter of fiscal 2023, we had a net cash outlay of $40.3 million on April 10, 2023 with respect to the payment of the purchase price and certain transaction costs. For additional details on the purchase price consideration for the Acquisition and related terms, see Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 17 “Subsequent Event” in the Notes to the Consolidated Financial Statements. This cash outlay has reduced the liquidity available to us in the future. See “Item 1A. Risk Factors—Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)—The Acquisition may not achieve its intended results.” of this Quarterly Report on Form 10-Q and “Risk Factors—Risks Related to Our Liquidity—We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.” of our Annual Report on Form 10-K for fiscal 2022 for additional details. We currently believe that cash generated by operations, our cash on hand of approximately $140.8 million at April 1, 2023, our availability under our Revolving Credit Facility (as defined and described below) at April 1, 2023 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. See “—Long-Term Debt” for additional details on this refinancing. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity. For example, we instituted restructuring plans in recent fiscal years which have resulted in aggregate cash outlays of approximately $8.4 million in the first quarter of fiscal 2023 and are expected to result in an additional $26.7 million for the remainder of fiscal 2023. For additional details, see Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 16 “Restructuring” in the Notes to the Consolidated Financial Statements. The evolving nature, and uncertain economic impact, of the current demand environment may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to fully access our Revolving Credit Facility, may be adversely affected.

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

Adverse Developments Affecting the Financial Services Industry

During the first quarter of fiscal 2023, certain U.S. and international government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on our operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, our ability to access cash or enter into new financing arrangements on favorable terms, or at all, may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents at:

	April 1,	December 31,	Increase/
	2023	2022	(Decrease)
	(in millions)
Total current assets	$235.2	$281.3	$(46.1)
Total current liabilities	266.9	196.6	70.3
Working capital (deficit) surplus	(31.6)	84.8	116.4
Cash and cash equivalents	140.8	178.3	(37.5)
Working capital deficit, excluding cash and cash equivalents	$(172.5)	$(93.6)	$78.9

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $78.9 million increase in our working capital deficit, excluding cash and cash equivalents:

				Impact to
	April 1,	December 31,	Increase/	Working
	2023	2022	(Decrease)	Capital Deficit
	(in millions)
Portion of operating lease liabilities due within one year	$15.5	$18.0	$(2.5)	$(2.5)
Derivative receivable	$11.1	$11.7	$(0.7)	$0.7
Deferred revenue	$35.7	$32.2	$3.6	$3.6
Prepaid income taxes	$15.3	$19.4	$(4.1)	$4.1
Accrued interest	$10.9	$5.3	$5.6	$5.6
Operational liabilities and other, net of assets	$74.8	$67.8	$7.0	$7.0
Income taxes payable	$62.1	$1.6	$60.4	$60.4
Working capital deficit change, excluding cash and cash equivalents				$78.9

Note: Totals may not sum due to rounding.

The increase in income taxes payable was primarily due to the outsized impact of a significant, largely non-cash, income tax expense resulting from the valuation allowance recorded to reflect the uncertainty of the realization of certain U.S. deferred tax assets. A decrease in income taxes payable is expected to largely reverse this impact in the second, third and fourth quarters of fiscal 2023. The increase in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by lower inventory due to the ongoing rationalization of our consumer products business, including the previously announced discontinuation of consumer products sales in our international markets, and an increase in accrued liabilities related to lease termination costs, partially offset by the timing of our annual bonus payment and an increase in receivables due to seasonality. The increase in accrued interest was primarily due to the timing of debt payments.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended:

	April 1,	April 2,
	2023	2022
	(in millions)
Net cash used for operating activities	$(26.7)	$(10.5)
Net cash used for investing activities	$(10.3)	$(13.6)
Net cash used for financing activities	$(0.7)	$(0.4)

Operating Activities

Cash flows used for operating activities of $26.7 million for the first three months of fiscal 2023 reflected an increase of $16.3 million from $10.5 million of cash flows used for operating activities for the first three months of fiscal 2022. The increase in cash used for operating activities was primarily attributable to an increase in net loss, partially offset by a decrease in cash used for operating assets and liabilities in the first three months of fiscal 2023 as compared to the prior year period.

Investing Activities

Net cash used for investing activities totaled $10.3 million for the first three months of fiscal 2023, a decrease of $3.2 million as compared to the first three months of fiscal 2022. This decrease was primarily attributable to a decrease in cash paid for acquisitions in the first three months of fiscal 2023 as compared to the prior year period.

Financing Activities

Net cash used for financing activities totaled $0.7 million for the first three months of fiscal 2023, an increase of $0.3 million as compared to the first three months of fiscal 2022. This increase was primarily attributable to an increase in cash paid for acquisitions in the first three months of fiscal 2023 as compared to the prior year period.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at April 1, 2023:

Long-Term Debt

At April 1, 2023

(in millions)

April 1, 2023
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	10.2
Unamortized debt discount	11.5
Total long-term debt	$1,423.3

Note: Totals may not sum due to rounding.

On April 13, 2021, we (1) repaid in full approximately $1.2 billion in aggregate principal amount of senior secured tranche B term loans due in 2024 under our then-existing credit facilities and (2) redeemed all of the $300.0 million in aggregate principal amount of our then-outstanding 8.625% Senior Notes due in 2025 (the “Discharged Senior Notes”). On April 13, 2021, our then-existing credit facilities included a senior secured revolving credit facility (which included borrowing capacity available for letters of credit) due in 2022 with $175.0 million in an aggregate principal amount of commitments. There were no outstanding borrowings under such revolving credit facility on that date. We funded such repayment of loans and redemption of notes with cash on hand as well as with proceeds received from approximately $1,000.0 million in an aggregate principal amount of borrowings under our new credit facilities (as amended from time to time, the “Credit Facilities”) and proceeds received from the issuance of $500.0 million in aggregate principal amount of 4.500% Senior Secured Notes due 2029 (the “Senior Secured Notes”), each as described below. These transactions are collectively referred to herein as the “April 2021 debt refinancing”. During the second quarter of fiscal 2021, we incurred fees of $37.9 million (which included $12.9 million of a prepayment penalty on the Discharged Senior Notes and $5.0 million of a debt discount on our Term Loan Facility (as defined below)) in connection with our April 2021 debt refinancing. In addition, we recorded a loss on early extinguishment of debt of $29.2 million in connection thereto. This early extinguishment of debt charge was comprised of $12.9 million of a prepayment penalty on the Discharged Senior Notes, $9.0 million of financing fees paid in connection with our April 2021 debt refinancing and the write-off of $7.2 million of pre-existing deferred financing fees and debt discount.

Credit Facilities

The Credit Facilities were issued under a credit agreement, dated April 13, 2021 (as amended from time to time, the “Credit Agreement”), among the Company, as borrower, the lenders party thereto, and Bank of America, N.A. (“Bank of America”), as administrative agent and an issuing bank. The Credit Facilities consist of (1) $1,000.0 million in aggregate principal amount of senior secured tranche B term loans due in 2028 (the “Term Loan Facility”) and (2) $175.0 million in an aggregate principal amount of commitments under a senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) due in 2026 (the “Revolving Credit Facility”).

In December 2021, we made voluntary prepayments at par in an aggregate amount of $52.5 million in respect of our outstanding term loans under the Term Loan Facility. As a result of these prepayments, we wrote off a debt discount and deferred financing fees of $1.2 million in the aggregate in the fourth quarter of fiscal 2021.

As of April 1, 2023, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.9 million of availability and $1.1 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of April 1, 2023.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of April 1, 2023, the applicable margins for the LIBOR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively. In the event that LIBOR is phased out as is currently expected, the Credit Agreement provides that we and the administrative agent may amend the Credit Agreement to replace the LIBOR definition therein with a successor rate subject to notifying the lending syndicate of such change and not receiving within five business days of such notification objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement; provided that such lending syndicate may not object to a SOFR-based successor rate contained in any such amendment. If we fail to do so, our borrowings will be based off of the alternative base rate plus a margin. We expect to transition from LIBOR in advance of its cessation on or about June 30, 2023.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default. As of April 1, 2023, we were in compliance with the covenants under the Credit Agreement that were in effect on such date.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of 5.75:1.00 for the period ending after the first fiscal quarter of 2022 through and including the first fiscal quarter of 2023, with a step down to 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with an additional step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025 and again to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of April 1, 2023, our actual Consolidated First Lien Leverage Ratio was 6.39:1.00 and there were no borrowings under our Revolving Credit Facility and total letters of credit issued were $1.1 million. We were not in compliance with the Consolidated First Lien Leverage Ratio as of April 1, 2023, and as a result, we are limited to borrowing no more than 35%, or $61.3 million, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until we comply with the applicable ratio.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021 (as amended, supplemented or modified from time to time, the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. As of April 1, 2023, we were in compliance with the covenants under the Indenture that were in effect on such date.

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

Outstanding Debt

At April 1, 2023, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At April 1, 2023 and December 31, 2022, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 11 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.20% and 5.45% per annum at April 1, 2023 and December 31, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 6.30% and 5.50% per annum at April 1, 2023 and December 31, 2022, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at April 1, 2023:

Total Debt Obligation

(Including Current Portion)

At April 1, 2023

(in millions)

Remainder of fiscal 2023	$—
Fiscal 2024	—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	10.0
Fiscal 2028	935.0
Thereafter	500.0
Total	$1,445.0

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At April 1, 2023 and April 2, 2022, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a gain of $8.4 million and a gain of $0.2 million, respectively. At April 1, 2023 and April 2, 2022, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $16.1 million and a loss of $7.9 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended April 1, 2023 and April 2, 2022, we repurchased no shares of our common stock under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, and restructuring charges (including the net impact where applicable).

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net loss, the most comparable GAAP financial measure, for the three months ended April 1, 2023 and April 2, 2022, and EBITDAS and Adjusted EBITDAS to net loss for the trailing twelve months ended April 1, 2023:

(in millions)

	Three Months Ended
	April 1, 2023	April 2, 2022	Trailing Twelve Months
Net loss	$(118.7)	$(8.2)	$(361.8)
Interest	22.8	18.7	85.3
Taxes	67.6	(1.8)	(45.0)
Depreciation and amortization	10.3	10.8	41.9
Stock-based compensation	2.7	4.7	10.9
EBITDAS	$(15.3)	$24.1	$(268.7)
Franchise rights acquired and goodwill impairments	—	—	396.7
2023 plan restructuring charges	22.6	—	36.2
2022 plan restructuring charges	0.0	—	27.2
2021 plan restructuring charges	(0.0)	0.3	(0.6)
2020 plan restructuring charges	(0.0)	(0.1)	(0.6)
Adjusted EBITDAS (1)	$7.3	$24.2	$190.2

Note: Totals may not sum due to rounding.

(1)
The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of operations for the three months ended April 1, 2023 to exclude the net impact of the $22.6 million of 2023 plan restructuring charges, the $40 thousand of 2022 plan restructuring charges, the reversal of $7 thousand of 2021 plan restructuring charges and the reversal of $5 thousand of 2020 plan restructuring charges; (ii) adjusts the consolidated statements of operations for the three months ended April 2, 2022 to exclude the net impact of $0.3 million of 2021 plan restructuring charges and the reversal of $0.1 million of 2020 plan restructuring charges; and (iii) adjusts EBITDAS for the trailing twelve months ended April 1, 2023 to exclude the impact of the $396.7 million of franchise rights acquired and goodwill impairments and the net impact of the $36.2 million of 2023 plan restructuring charges, $27.2 million of 2022 plan restructuring charges, the reversal of $0.6 million of 2021 plan restructuring charges and the reversal of $0.6 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of April 1, 2023, our total debt less unamortized deferred financing costs and unamortized debt discount/net loss ratio was (3.9)x. As of April 1, 2023, our net debt/Adjusted EBITDAS ratio was 6.7x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the three months ended:

(in millions)

April 1, 2023
Total debt	$1,445.0
Less: Unamortized deferred financing costs	10.2
Less: Unamortized debt discount	11.5
Less: Cash on hand	140.8
Net debt	$1,282.5

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

SEASONALITY

Our principal business is seasonal due to the importance of the winter season to our overall member recruitment environment. Historically, we experience our highest level of recruitment during the first quarter of the year, which is supported with the highest concentration of advertising spending. Therefore, our number of End of Period Subscribers in the first quarter of the year is typically higher than the number in other quarters of the year, historically reflecting a decline over the course of the year.

AVAILABLE INFORMATION

Corporate information and our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments thereto, are available free of charge on our corporate website at corporate.ww.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Moreover, we also make available at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 1, 2023, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2022 have not materially changed from December 31, 2022.

At the end of the first quarter of fiscal 2023, borrowings under the Credit Facilities bore interest at LIBOR plus an applicable margin of 3.50%. For the Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50%, referred to herein as the LIBOR Floor. In addition, as of April 1, 2023, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of April 1, 2023, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swaps and the LIBOR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.0 million and a hypothetical 90 basis point decrease in interest rates would have decreased annual interest expense by approximately $4.0 million. This increase and decrease would have been driven primarily by the interest rate applicable to our Term Loan Facility.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2023, the end of the first quarter of fiscal 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the first quarter of fiscal 2023, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 10 “Legal” of the Notes to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2022 other than as set forth below.

Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)

The Acquisition may not achieve its intended results.

On April 10, 2023, we completed our previously announced acquisition of Weekend Health, Inc., doing business as Sequence (the “Acquisition”), with the expectation that the Acquisition would result in various benefits, including, among other things, revenue synergies with our existing business and operating efficiencies. Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including whether our business and the Sequence business are integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s attention and energy away from ongoing business concerns, any of which could have a material adverse effect on our business, financial results and prospects.

Additional risks relating to integration of Sequence into our business, include, among others, the following:

•
our inability to successfully integrate Sequence in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the Acquisition;
•
our ability to compete effectively in the telehealth industry;
•
disruption to our and Sequence’s business and operations and relationships with service providers, customers, employees and other partners;
•
negative effects on our core business from the changes and potential disruption that may follow the Acquisition;
•
diversion of significant resources from our core business;
•
our inability to retain the service of key management and other personnel of Sequence;
•
increased regulatory oversight of our business;
•
potential limitations placed on our business by regulatory authorities;
•
our inability to successfully integrate Sequence into our internal control over financial reporting, which could compromise the integrity of our financial reporting; and
•
greater than anticipated costs related to the integration of Sequence’s business and operations into ours.

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

We expect the Acquisition will initially be dilutive to our earnings per share, largely driven by the costs associated with the Acquisition itself. In the long term, the Acquisition may be less accretive than expected, or may be dilutive, to our earnings per share. Estimates of our earnings per share in the future are based on assumptions that may materially change. In addition, future events and conditions could decrease or delay the accretion that is currently projected or could result in dilution, including adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the Acquisition. Any dilution of, decrease in or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

We have limited experience in the telehealth industry, which may hinder our ability to achieve the anticipated benefits of the Acquisition.

Due to the fact that the healthcare industry is highly regulated, we are required to adhere to new laws and regulations, including those related to telehealth, pharmacy, the corporate practice of medicine, health and consumer privacy, false claims, and the prescribing, distributing, and marketing of pharmaceutical products. We have limited experience operating a telehealth business and expect to rely in large part on the existing management of Sequence to continue to manage the Sequence business. The management teams will work together to comply with applicable laws and regulations and stay abreast of the frequent legislative and regulatory changes specific to telehealth.

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

If we fail to retain the existing management of Sequence, or we fail to successfully compete in the telehealth industry, our ability to realize the anticipated benefits of the Acquisition may be adversely affected.

Notwithstanding the due diligence investigation that we performed in connection with our entry into the Merger Agreement, Sequence may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed due diligence on Sequence prior to our entry into the Merger Agreement, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by Sequence and its representatives during due diligence and during our evaluation of the results of such due diligence. We did not control Sequence and may be unaware of certain activities of Sequence before the completion of the Acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Following the consummation of the Acquisition, the liabilities of Sequence, including contingent liabilities, were consolidated with the Company’s. If Sequence’s liabilities are greater than expected, or if Sequence has obligations of which we are not aware, our business could be materially and adversely affected. We do not have indemnification rights from the prior owners of Sequence and instead rely on a limited amount of representation and warranty insurance. Such insurance is subject to exclusions, policy limits and certain other customary terms and conditions. Sequence may also have other unknown liabilities. If we are responsible for liabilities not covered by insurance, we could suffer severe consequences that could have a material adverse effect on our financial condition and results of operations.

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

As a result of the consummation of the Acquisition, we are now associated with and may in the future become associated with professional corporations, professional associations or equivalent entities, which are legal entities organized under state laws that employ or contract with healthcare professionals in one or more states to provide telehealth services (collectively, “PCs”). We and the PCs may suffer losses or reputational harm from medical malpractice liability, professional liability or other claims against the healthcare professionals employed by, or contracting with, us or the PCs (the “Affiliated Professionals”). We and/or the PCs may be unable to obtain or maintain adequate insurance against these claims. Healthcare professionals providing telehealth services have become subject to a number of lawsuits alleging malpractice and some of these lawsuits may involve large claims and significant defense costs. It is possible that these claims could also be asserted against us and potential litigation may include us as an additional defendant. Any suits against us, the PCs or the Affiliated Professionals, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Although we do not control the practice of telehealth by the PCs and the Affiliated Professionals, it could be asserted that we should be held liable for malpractice of a healthcare professional employed by a PC.

In addition, we and the PCs could incur reputational harm or negative publicity in relation to a material malpractice or care-related event involving an Affiliated Professional. Malpractice lawsuits and claims can also lead to increased scrutiny by state regulators. In addition, some plaintiffs have asserted allegations of corporate practice of medicine in connection with malpractice lawsuits. There can be no assurance, however, that a future claim or claims will not be successful. Malpractice insurance, moreover, can be expensive and varies from state to state and there can be no assurance that malpractice insurance will be available to us or the PCs or the Affiliated Professionals at an acceptable cost.

Successful malpractice claims asserted against us or the PCs or the Affiliated Professionals could have a material adverse effect on our business, financial condition and results of operations. Additionally, our inability to obtain adequate insurance may also have a material adverse effect on our business and financial results.

Additionally, a number of laws and regulations govern the business of advertising, promotion, dispensing, and marketing services and products, including generic and branded pharmaceuticals. These regulatory regimes are overseen by governmental bodies, principally the U.S. Food and Drug Administration (the “FDA”), the U.S. Department of Health and Human Services (the “HHS”), the U.S. Federal Trade Commission (the “FTC”), and several state and local government agencies in the United States. Failure to comply with the laws and regulations of these governmental agencies may result in legal or other enforcement actions, including orders to cease non-compliant activities. We depend on pharmacies, laboratories and other contractors to provide certain products and services for members. These third parties may be subject to inspections and audits by federal, state or local health authorities, health insurers, and pharmacy benefit managers. If these third parties do not maintain appropriate licenses or comply with legal and regulatory requirements or are subject to enforcement actions, our business may be adversely affected.

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

We, the PCs and the Affiliated Professionals are subject to extensive and complex healthcare laws and regulations. If we, the PCs or the Affiliated Professionals fail to comply with existing or new laws or regulations that apply to us, we or they could suffer civil or criminal penalties or be subject to other enforcement actions.

The healthcare industry and services provided via telehealth are highly regulated. Following the consummation of the Acquisition, various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Regulatory oversight includes, but is not limited to, considerations of corporate practice of medicine, licensure and scope of practice limitations for physicians and other healthcare professionals, establishment of a physician-patient relationship, prohibitions on fraud, waste and abuse, including laws prohibiting the submission of false claims, anti-kickback and all-payor fraud laws, restrictions on referrals and self-referrals, advertising and promotional restrictions, privacy protections, including patient information, and complex prior authorization and other requirements. Federal and state laws permit private parties to bring “qui tam” or whistleblower lawsuits on behalf of the federal government against companies for violations of fraud and abuse laws.

Although we and the PCs strive to comply with all applicable laws and regulations, our operations and the operations of the PCs may not be in compliance with certain laws or regulations as they may be interpreted by governmental, judicial, law enforcement or regulatory authorities or their agents. Failure to comply with laws and regulations may subject us, the PCs or the Affiliated Professionals to civil or criminal penalties, licensing or other sanctions, that limit our ability to operate our business or their ability to provide telehealth services. See “Risk Factors—Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)—We may be subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits and investigations, including actions for false and other improper claims.”

Changes to laws and regulations pose additional risks. The failure to comply with such changes to laws and regulations may subject us, the PCs and/or the Affiliated Professionals to civil or criminal penalties or other sanctions that will limit our ability to operate our business or the ability of the PCs and the Affiliated Professionals to provide telehealth services. Changes to laws or regulations might have the effect of imposing additional costs or rendering invalid or illegal, in whole or in part, certain aspects of the expected agreements between us, the PCs and healthcare professionals. Any or all of the issues above could adversely affect our ability to attract new members or retain existing members, or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, resulting in a material adverse effect to our business, financial condition, cash flows and results of operation.

The healthcare laws and regulations to which we are subject are constantly evolving and may change significantly in the future.

The laws and regulations applicable to our business, to telehealth services, and to the healthcare industry generally are constantly evolving. While we believe that Sequence has structured its agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. Some of the healthcare laws and regulations that are applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a governmental, judicial, law enforcement or regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business.

Recent and frequent legislative and regulatory changes specific to telehealth may present us with additional requirements and compliance costs, with potential operational impacts in certain jurisdictions. Our business could be adversely affected by challenges to our business model or by state actions restricting the ability of the PCs and the Affiliated Professionals to provide products and services via telehealth in certain states.

Healthcare professionals who provide professional services to a patient via telehealth must, in most instances, hold a valid license to practice or provide treatment in the state in which the patient is located. Certain states require healthcare professionals providing telehealth services to be physically located in the same state as the patient. State law applicable to telehealth, particularly licensure requirements, has been relaxed in many jurisdictions as a result of the COVID-19 pandemic. It is unclear which, if any, of these changes will remain in place permanently. If regulations change to restrict healthcare professionals from delivering care through telehealth modalities or such healthcare professionals fail to comply with telehealth laws, the PCs and the Affiliated Professionals could be subject to civil or criminal penalties, and our financial condition and results of operations may be adversely affected.

Federal and state laws and regulations specific to telehealth vary and may set forth informed consent, modality, medical records, licensing, follow-up care, and other requirements. The ability of the PCs and the Affiliated Professionals to conduct business via telehealth is dependent, in part, upon that particular state’s treatment of remote healthcare and that state medical or other board’s regulation of the practice of medicine and telehealth services, each of which is subject to changing political, regulatory, and other influences. Where new laws and regulations apply to telehealth services, we may incur costs to monitor, evaluate, and modify operational processes for compliance. All such activities may increase our costs and could, in certain circumstances, impact the ability of the PCs and the Affiliated Professionals to make telehealth available in a particular state. Additionally, patients may be reluctant to accept services delivered via telehealth or may not find it preferable to traditional treatment. It is possible that the laws, rules, and regulations governing the practice of telehealth in one or more states may change or be interpreted in a manner unfavorable to our business. If adverse laws or regulations are adopted, if patients prove unwilling to adopt the telehealth services offered by the PCs and the Affiliated Professionals as rapidly or in the numbers that we anticipate, or if any claims challenging the provision of services via telehealth are successful, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may also be subject to changes in laws, regulations, and enforcement trends governing the marketing of pharmaceutical products. Such products are subject to regulation by the FDA, FTC, and other governmental agencies, and over time, the regulatory landscape for pharmaceutical products approved for weight management may become more complex with increasingly strict requirements. To the extent federal or other requirements regarding safety, prescribing, and claims change in the future, such changes could result in increased costs, recalls, increased cancelations of member subscriptions, decreased interest from potential members or other adverse impacts or additional risks.

We may be subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits and investigations, including actions for false and other improper claims.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern our contractual relationships and arrangements with healthcare professionals and vendors, our marketing activities, and other aspects of our operations and the operations of the PCs and vendors. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, and false claims laws, and may authorize the imposition of criminal, civil and administrative penalties for submitting false or fraudulent claims for reimbursement to federal and state healthcare programs.

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

The Federal Civil False Claims Act (the “FCA”) prohibits the knowing submission of any false or fraudulent claim for payment to the federal government or to its agents or contractors or any recipient if the federal government provides any payment for the claim. The FCA also prohibits knowingly presenting, or causing to be presented, false claims to government health care programs, including Medicare, Medicaid, TRICARE, and the Federal Employees Health Benefits Program. It also prohibits the use of any false record or statement material to a claim made in order to have a false or fraudulent claim paid in whole or in part by the federal government. It further prohibits the knowing concealment or improper avoidance of an obligation to pay money or property to the federal government. The FCA requires no proof of specific intent to defraud to create liability. In addition, a violation of the Anti-Kickback Statute can result in liability under the FCA. Actions under the FCA may be brought by the Attorney General, the United States Department of Justice (the “DOJ”), the United States Attorney Offices, or as a qui tam action by a private individual in the name of the government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. These “qui tam” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government and the presiding court. It is possible that “qui tam” lawsuits will be filed against us and that we will be unaware of such filings. Violations of the FCA can result in significant monetary penalties. The federal government continues to use the FCA, and the accompanying threat of significant liability, in its investigations and prosecutions of telehealth companies and healthcare professionals that provide telehealth services. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the federal government will continue to devote substantial resources to investigating telehealth companies and healthcare professionals that provide telehealth services for compliance with the FCA and other applicable fraud and abuse laws. Collateral consequences of a violation of the FCA include administrative penalties and the imposition of settlement, monitoring, integrity or other agreements. Many states have similar FCA laws to which we may be subject. A determination that we have violated these laws could have a material adverse effect on our business.

The Health Insurance Portability and Accountability Act (“HIPAA”) also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, federal healthcare laws prohibit the offer or transfer to a federal healthcare program beneficiary, of any remuneration, including free services, and waivers of beneficiary cost sharing that the offeror knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of federal healthcare program items or services unless there has been a good faith determination of the beneficiary’s financial need. Violations may result in the imposition of civil monetary penalties. Moreover, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may also implicate applicable state laws related to, among other things, unlawful schemes to defraud, insurance fraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. If arrangements are found to be inconsistent with applicable federal and state fraud, waste and abuse, state advertising, insurance or other applicable laws, we may be required to restructure or discontinue certain programs, or be subject to other significant penalties, enforcement actions or investigations, which could have a material adverse effect on our business.

To enforce compliance with the federal laws such as the FCA, the Office of the Inspector General of the HHS (the “OIG”) and the DOJ recently have increased their scrutiny of interactions between healthcare companies and healthcare professionals, which has resulted in investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time and resource consuming and can divert management’s attention from the business. Any such future investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

Additionally, federal and state government agencies, as well as commercial payors, have increased their auditing and administrative, civil and criminal enforcement efforts as part of an effort to identify and to stem healthcare fraud and abuse. These audits and investigations relate to a wide variety of topics, including but not limited to the following: ordering and referral practices, technical compliance with coverage and payment rules, the offering of prohibited remuneration, patient privacy and data security rules and financial reporting. In addition, the OIG and the DOJ have, from time to time, undertaken national enforcement initiatives that focus on specific practices or other suspected areas of abuse. For example, the OIG announced a special fraud alert informing healthcare professionals that they should exercise caution when entering into arrangements with certain telemedicine companies. Federal and state governments also are authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment for items or services reimbursed under a federal or state healthcare program. While the criminal statutes are generally reserved for instances of fraudulent intent, the federal government is applying its enforcement powers in an ever-expanding range of circumstances. If we or any of the PCs are found to be in violation of federal or state laws or regulations, we and they could be forced to discontinue the violative practice and may be subject to actions, fines and criminal penalties, which could have a material adverse effect on our business.

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

*Exhibit 2.1

Agreement and Plan of Merger, dated as of March 4, 2023, by and among WW International, Inc., Well Holdings, Inc., Weekend Health, Inc. (“Weekend Health”) and Fortis Advisors LLC, solely in its capacity as the Equityholders’ Representative (as defined therein) for Weekend Health.

*Exhibit 31.1	Rule 13a-14(a) Certification by Sima Sistani, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Heather Stark, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: May 4, 2023	By:	/s/ Sima Sistani
Sima Sistani
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Heather Stark
Heather Stark
Chief Financial Officer (Principal Financial Officer)