Form 10-Q
period 2023-07-01
WW INTERNATIONAL, INC.
filed 2023-08-03
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

The number of shares of common stock outstanding as of July 27, 2023 was 78,966,060.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	July 1,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$91,446	$178,326
Receivables (net of allowances: July 1, 2023 - $907 and December 31, 2022 - $976)	25,813	24,273
Inventories	10,834	20,528
Derivative receivable	10,546	11,748
Prepaid income taxes	17,173	19,447
Prepaid expenses and other current assets	22,110	27,009
TOTAL CURRENT ASSETS	177,922	281,331
Property and equipment, net	23,569	28,229
Operating lease assets	58,019	75,696
Franchise rights acquired	386,555	386,745
Goodwill	246,208	155,998
Other intangible assets, net	71,091	63,306
Deferred income taxes	22,403	22,246
Other noncurrent assets	15,716	14,879
TOTAL ASSETS	$1,001,483	$1,028,430
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$9,949	$17,955
Accounts payable	21,998	18,890
Salaries and wages payable	55,198	72,577
Accrued marketing and advertising	12,290	17,927
Accrued interest	5,333	5,289
Other accrued liabilities	53,739	30,118
Income taxes payable	7,198	1,646
Deferred revenue	35,705	32,156
TOTAL CURRENT LIABILITIES	201,410	196,558
Long-term debt, net	1,424,374	1,422,284
Long-term operating lease liabilities	58,867	68,099
Deferred income taxes	18,184	23,119
Other	14,910	2,185
TOTAL LIABILITIES	1,717,745	1,712,245
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 130,048 shares issued at July 1, 2023 and 122,052 shares issued at December 31, 2022	0	0
Treasury stock, at cost, 51,146 shares at July 1, 2023 and 51,496 shares at December 31, 2022	(3,079,073)	(3,097,304)
Retained earnings	2,370,340	2,418,959
Accumulated other comprehensive loss	(7,529)	(5,470)
TOTAL DEFICIT	(716,262)	(683,815)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,001,483	$1,028,430

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Subscription revenues, net	$212,140	$240,391	$423,172	$497,376
Product sales and other, net	14,690	29,063	45,552	69,838
Revenues, net	226,830	269,454	468,724	567,214
Cost of subscription revenues	71,378	84,129	166,275	170,170
Cost of product sales and other	12,272	22,363	39,758	53,985
Cost of revenues	83,650	106,492	206,033	224,155
Gross profit	143,180	162,962	262,691	343,059
Marketing expenses	51,119	51,857	139,353	159,427
Selling, general and administrative expenses	65,744	71,319	125,604	134,877
Franchise rights acquired and goodwill impairments	—	26,420	—	26,420
Operating income (loss)	26,317	13,366	(2,266)	22,335
Interest expense	24,075	19,255	46,921	37,926
Other (income) expense, net	(520)	1,613	(851)	1,956
Income (loss) before income taxes	2,762	(7,502)	(48,336)	(17,547)
(Benefit from) provision for income taxes	(48,066)	(2,879)	19,515	(4,681)
Net income (loss)	$50,828	$(4,623)	$(67,851)	$(12,866)
Earnings (net loss) per share
Basic	$0.65	$(0.07)	$(0.91)	$(0.18)
Diluted	$0.65	$(0.07)	$(0.91)	$(0.18)
Weighted average common shares outstanding
Basic	78,007	70,305	74,302	70,195
Diluted	78,591	70,305	74,302	70,195

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net income (loss)	$50,828	$(4,623)	$(67,851)	$(12,866)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	816	(8,325)	929	(8,466)
Income tax (expense) benefit on foreign currency translation gain (loss)	(204)	2,089	(232)	2,125
Foreign currency translation gain (loss), net of taxes	612	(6,236)	697	(6,341)
(Loss) gain on derivatives	(544)	4,402	(3,674)	19,158
Income tax benefit (expense) on (loss) gain on derivatives	136	(1,106)	918	(4,815)
(Loss) gain on derivatives, net of taxes	(408)	3,296	(2,756)	14,343
Total other comprehensive gain (loss)	204	(2,940)	(2,059)	8,002
Comprehensive income (loss)	$51,032	$(7,563)	$(69,910)	$(4,864)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

Three Months Ended July 1, 2023					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at April 1, 2023	122,052	$0	51,418	$(3,093,237)	$(7,733)	$2,298,701	$(802,269)
Comprehensive income					204	50,828	51,032
Issuance of treasury stock under stock plans			(272)	14,164		(15,195)	(1,031)
Compensation expense on share-based awards						3,063	3,063
Issuance of common stock	7,996					32,943	32,943
Balance at July 1, 2023	130,048	$0	51,146	$(3,079,073)	$(7,529)	$2,370,340	$(716,262)

Six Months Ended July 1, 2023					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 31, 2022	122,052	$0	51,496	$(3,097,304)	$(5,470)	$2,418,959	$(683,815)
Comprehensive loss					(2,059)	(67,851)	(69,910)
Issuance of treasury stock under stock plans			(350)	18,231		(19,442)	(1,211)
Compensation expense on share-based awards						5,731	5,731
Issuance of common stock	7,996					32,943	32,943
Balance at July 1, 2023	130,048	$0	51,146	$(3,079,073)	$(7,529)	$2,370,340	$(716,262)

Three Months Ended July 2, 2022					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at April 2, 2022	122,052	$0	51,923	$(3,117,434)	$(7,662)	$2,675,767	$(449,329)
Comprehensive loss					(2,940)	(4,623)	(7,563)
Issuance of treasury stock under stock plans			(232)	10,110		(11,613)	(1,503)
Compensation expense on share-based awards						2,287	2,287
Balance at July 2, 2022	122,052	$0	51,691	$(3,107,324)	$(10,602)	$2,661,818	$(456,108)

Six Months Ended July 2, 2022					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 1, 2022	122,052	$0	51,988	$(3,120,149)	$(18,604)	$2,682,349	$(456,404)
Comprehensive (loss) income					8,002	(12,866)	(4,864)
Issuance of treasury stock under stock plans			(297)	12,825		(14,651)	(1,826)
Compensation expense on share-based awards						6,986	6,986
Balance at July 2, 2022	122,052	$0	51,691	$(3,107,324)	$(10,602)	$2,661,818	$(456,108)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	July 1,	July 2,
	2023	2022
Operating activities:
Net loss	$(67,851)	$(12,866)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	24,869	22,792
Amortization of deferred financing costs and debt discount	2,509	2,509
Impairment of franchise rights acquired and goodwill	—	26,420
Impairment of intangible and long-lived assets	189	112
Share-based compensation expense	9,613	6,986
Deferred tax benefit	(5,824)	(21,164)
Allowance for doubtful accounts	(143)	127
Reserve for inventory obsolescence	3,153	2,565
Foreign currency exchange rate (gain) loss	(841)	2,229
Changes in cash due to:
Receivables	57	(7,499)
Inventories	6,886	(4,351)
Prepaid expenses	10,321	6,864
Accounts payable	3,402	3,211
Accrued liabilities	(19,536)	(1,039)
Deferred revenue	1,975	3,342
Other long term assets and liabilities, net	(1,265)	(2,329)
Income taxes	5,429	(1,496)
Cash (used for) provided by operating activities	(27,057)	26,413
Investing activities:
Capital expenditures	(1,746)	(1,066)
Capitalized software expenditures	(17,907)	(18,019)
Cash paid for acquisitions, net of cash acquired	(38,362)	(4,350)
Other items, net	(8)	(20)
Cash used for investing activities	(58,023)	(23,455)
Financing activities:
Taxes paid related to net share settlement of equity awards	(1,319)	(1,925)
Proceeds from stock options exercised	82	—
Cash paid for acquisitions	(1,066)	—
Other items, net	(38)	(61)
Cash used for financing activities	(2,341)	(1,986)
Effect of exchange rate changes on cash and cash equivalents	541	(6,171)
Net decrease in cash and cash equivalents	(86,880)	(5,199)
Cash and cash equivalents, beginning of period	178,326	153,794
Cash and cash equivalents, end of period	$91,446	$148,595

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc., all of its subsidiaries and the variable interest entities of which WW International, Inc. is the primary beneficiary (as discussed below). The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings, which formerly included Digital 360 (as applicable). The Company’s “Workshops + Digital” business refers to providing unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings to commitment plan subscribers, including former Digital 360 members (as applicable). It also formerly included the provision of access to workshops for members who did not subscribe to commitment plans, which included the Company’s “pay-as-you-go” members. The Company’s “Clinical” business refers to providing subscriptions to the Company’s clinical product offerings included in its Sequence (as defined below) program. In the second quarter of fiscal 2022, the Company ceased offering its Digital 360 product. More than a majority of associated members were transitioned from the Company’s Digital business to its Workshops + Digital business during the second quarter of fiscal 2022, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. The cessation of this product offering and these transitions of former Digital 360 members at the then-current pricing for such product impacted the number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business.

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

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available information. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, such entity is consolidated in the Company’s consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change.

The Company operates certain clinical telehealth groups which are deemed to be Friendly-Physician Entities (“FPEs”) and due to legal requirements, the physician-owners must retain 100% of the equity interest. The Company’s agreements with FPEs generally consist of both an Administrative Service Agreement, which provide for various administrative and management services to be provided by the Company to the FPE, and Stock Transfer Restriction (“STR”) agreements with the physician-owners of the FPEs, which provide for the transition of ownership interest of the FPEs under certain conditions. The Company has the right to receive income as an ongoing management fee, which effectively absorbs all of the residual interests and can also provide financial support through loans to the FPEs. The Company has exclusive responsibility for the provision of all nonmedical services including technology and intellectual property required for the day-to-day operation and management of each of the FPEs. In addition, the STR provides that the Company has the right to designate a person(s) to purchase the equity interest of the FPE for a nominal amount in the event of a succession event at the Company’s discretion. Based on the provisions of these agreements, the Company determined that the FPEs are VIEs due to its equity holder having insufficient capital at risk, and the Company has a variable interest in the FPEs.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The contractual arrangements described above allow Sequence to direct the activities that most significantly affect the economic performance of the FPEs. Accordingly, Sequence is the primary beneficiary of the FPEs and consolidates the FPEs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support the Company can provide to the FPEs (e.g., loans) and the provisions of the contractual arrangements and nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the FPEs. Therefore, all income and expenses recognized by the FPEs are consolidated by the Company. The Company does not hold interests in any VIEs for which the Company is not deemed to be the primary beneficiary.

In the second quarter of fiscal 2022, the Company identified and recorded out-of-period adjustments related to income tax errors resulting primarily from the reversal of (i) a basis difference related to goodwill and other intangibles and (ii) a U.S. federal income tax receivable that should have been adjusted in prior fiscal years. The impact of correcting these errors, which was immaterial to prior period financial statements and corrected in the second quarter of fiscal 2022, resulted in an income tax benefit of $2,150 and decreased net loss by $2,150 for the three and six months ended July 2, 2022.

With respect to the Company’s previously announced change in segment reporting, segment data for the three and six months ended July 2, 2022 has been updated to reflect the new reportable segment structure. See Notes 4 and 14 for disclosures related to segments.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2022 filed on March 6, 2023, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.
Accounting Standards Adopted in Current Year

There were no new accounting standards adopted during the six months ended July 1, 2023.

3.
Leases

At July 1, 2023 and December 31, 2022, the Company’s lease assets and lease liabilities, primarily for its studios and corporate offices, were as follows:

	July 1, 2023	December 31, 2022
Assets:
Operating leases	$58,019	$75,696
Finance leases	16	54
Total lease assets	$58,035	$75,750

Liabilities:
Current
Operating leases	$9,949	$17,955
Finance leases	14	31
Noncurrent
Operating leases	58,867	68,099
Finance leases	1	7
Total lease liabilities	$68,831	$86,092

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the three and six months ended July 1, 2023 and July 2, 2022, the components of the Company’s lease expense were as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Operating lease cost:
Fixed lease cost	$5,958	$7,791	$13,111	$15,903
Lease termination (benefit) cost	(169)	2,220	12,050	2,100
Variable lease cost	15	6	31	13
Total operating lease cost	$5,804	$10,017	$25,192	$18,016
Finance lease cost:
Amortization of leased assets	12	26	$38	$61
Interest on lease liabilities	0	1	0	2
Total finance lease cost	$12	$27	$38	$63
Total lease cost	$5,816	$10,044	$25,230	$18,079

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023. The Company recorded $903 and $1,524 of sublease income for the three and six months ended July 1, 2023, respectively, as an offset to general and administrative expenses.

At July 1, 2023 and December 31, 2022, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	July 1, 2023	December 31, 2022
Weighted Average Remaining Lease Term (years)
Operating leases	7.53	6.90
Finance leases	0.83	1.00

Weighted Average Discount Rate
Operating leases	7.41	7.03
Finance leases	3.84	3.52

The Company’s leases have remaining lease terms of 0 to 9 years with a weighted average lease term of 7.53 years as of July 1, 2023.

At July 1, 2023, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2023	$6,840	$9	$6,849
Fiscal 2024	15,235	7	15,242
Fiscal 2025	12,899	—	12,899
Fiscal 2026	9,905	—	9,905
Fiscal 2027	9,469	—	9,469
Fiscal 2028	9,213	—	9,213
Thereafter	26,931	—	26,931
Total lease payments	$90,492	$16	$90,508
Less imputed interest	21,676	1	21,677
Present value of lease liabilities	$68,816	$15	$68,831

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Supplemental cash flow information related to leases for the six months ended July 1, 2023 and July 2, 2022 were as follows:

	Six Months Ended
	July 1,	July 2,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,507	$16,733
Operating cash flows from finance leases	$0	$2
Financing cash flows from finance leases	$38	$61

Lease assets (modified) obtained in exchange for (modified) new operating lease liabilities	$(7,287)	$6,909
Lease assets obtained in exchange for new finance lease liabilities	$—	$44

4.
Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Digital Subscription Revenues	$147,381	$174,219	$296,725	$365,701
Workshops + Digital Fees	57,167	66,172	118,855	131,675
Clinical Subscription Revenues	7,592	—	7,592	—
Subscription Revenues, net	$212,140	$240,391	$423,172	$497,376
Product sales and other, net	14,690	29,063	45,552	69,838
Revenues, net	$226,830	$269,454	$468,724	$567,214

Segment information for the three and six months ended July 2, 2022 presented below has been updated to reflect the new reportable segment structure. The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended July 1, 2023
	North America	International	Total
Digital Subscription Revenues	$95,446	$51,935	$147,381
Workshops + Digital Fees	46,290	10,877	57,167
Clinical Subscription Revenues	7,592	—	7,592
Subscription Revenues, net	$149,328	$62,812	$212,140
Product sales and other, net	12,860	1,830	14,690
Revenues, net	$162,188	$64,642	$226,830

	Three Months Ended July 2, 2022
	North America	International	Total
Digital Subscription Revenues	$114,435	$59,784	$174,219
Workshops + Digital Fees	52,464	13,708	66,172
Subscription Revenues, net	$166,899	$73,492	$240,391
Product sales and other, net	21,476	7,587	29,063
Revenues, net	$188,375	$81,079	$269,454

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Six Months Ended July 1, 2023
	North America	International	Total
Digital Subscription Revenues	$193,218	$103,507	$296,725
Workshops + Digital Fees	95,772	23,083	118,855
Clinical Subscription Revenues	7,592	—	7,592
Subscription Revenues, net	$296,582	$126,590	$423,172
Product sales and other, net	36,631	8,921	45,552
Revenues, net	$333,213	$135,511	$468,724

	Six Months Ended July 2, 2022
	North America	International	Total
Digital Subscription Revenues	$239,754	$125,947	$365,701
Workshops + Digital Fees	103,444	28,231	131,675
Subscription Revenues, net	$343,198	$154,178	$497,376
Product sales and other, net	49,857	19,981	69,838
Revenues, net	$393,055	$174,159	$567,214

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 31, 2022	$32,156	$360
Net increase (decrease) during the period	3,549	(110)
Balance as of July 1, 2023	$35,705	$250

Balance as of January 1, 2022	$45,855	$28
Net increase during the period	1,782	28
Balance as of July 2, 2022	$47,637	$56

Revenue recognized from amounts included in current deferred revenue as of December 31, 2022 was $31,096 for the six months ended July 1, 2023. Revenue recognized from amounts included in current deferred revenue as of January 1, 2022 was $43,372 for the six months ended July 2, 2022. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, represents revenue that will not be recognized during the next fiscal year and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

5.
Acquisitions

Acquisition of Sequence

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

The following table shows the purchase price allocation for Sequence to the acquired identifiable assets, liabilities assumed and goodwill:

Total consideration:
Cash paid at closing	$64,217
Cash to be paid on April 10, 2024	16,000
Cash to be paid on April 10, 2025 (1)	12,420
Total cash payments		$92,637
Less stock-based compensation expense attributable to post combination vesting		(3,882)

Common shares issued	7,996
Stock price as of April 10, 2023 (2)	$4.12
Total stock issuance purchase price		32,943
Aggregated merger consideration		$121,698

Assets acquired:
Cash	$25,776
Prepaid expenses and other current assets	2,220
Property, plant and equipment	34
Intangible assets	7,768
Total assets acquired		35,798

Liabilities assumed:
Accounts payable	$70
Accrued liabilities	14
Deferred revenue	1,300
Deferred tax liability	1,906
Total liabilities assumed		3,290

Net assets acquired		32,508

Total goodwill		$89,190

(1)
Reflects $16,000 of cash payable on April 10, 2025 as Merger Consideration discounted using the Company's weighted average cost of debt.
(2)
Represents the fair value of the shares transferred to the sellers, based on the number of shares to be issued, 7,996, multiplied by the closing price of the Company's ordinary shares on April 10, 2023 of $4.12 per share.

The acquisition has been accounted for under the purchase method of accounting. The acquisition resulted in goodwill related to, among other things, expected synergies in operations. The goodwill will not be deductible for tax purposes. The results of operations of Sequence have been included in the consolidated operating results of the Company from the Closing Date.

The Company incurred transaction-related costs of $4,886 and $8,605 for the three and six months ended July 1, 2023, respectively. These costs were associated with legal and professional services and were recognized as operating expenses on the consolidated statements of operations.

The Company’s consolidated statements of operations for both the three and six months ended July 1, 2023 included total revenue of $7,592 and net loss of $1,630 from Sequence.

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

6.
Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the six months ended July 1, 2023, the change in the carrying value of franchise rights acquired was due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005, Sequence in 2023 and the Company’s franchised territories. See Note 5 for additional information about acquisitions by the Company. For the six months ended July 1, 2023, the change in the carrying amount of goodwill was due to the acquisition of Sequence and the effect of exchange rate changes as follows:

	North America	International	Total
Balance as of January 1, 2022	$147,530	$9,844	$157,374
Goodwill acquired during the period	—	5,936	5,936
Goodwill impairment	(1,101)	(2,023)	(3,124)
Effect of exchange rate changes	(2,862)	(1,326)	(4,188)
Balance as of December 31, 2022	$143,567	$12,431	$155,998
Goodwill acquired during the period	89,190	—	89,190
Effect of exchange rate changes	916	104	1,020
Balance as of July 1, 2023	$233,673	$12,535	$246,208

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested for potential impairment on at least an annual basis or more often if events so require.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Australia, United Kingdom and New Zealand as of the July 1, 2023 balance sheet date were $374,353, $4,137, $2,799 and $2,350, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In its hypothetical start-up approach analysis for fiscal 2023, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In the Company’s relief from royalty approach analysis for fiscal 2023, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. Excluding the goodwill associated with the acquisition of Sequence, the Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill, excluding the acquisition of Sequence, in the United States, Canada and other countries as of the July 1, 2023 balance sheet date were $104,020, $40,463 and $12,535, respectively.

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

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Test

The Company reviews indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for potential impairment on at least an annual basis or more often if events so require. The Company performed its annual fair value impairment testing as of May 7, 2023 and May 8, 2022, each the first day of fiscal May, on its indefinite-lived intangible assets and goodwill.

In performing its annual impairment analysis as of May 7, 2023, the Company determined that the carrying amounts of its franchise rights acquired with indefinite-lived units of account and goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed. In performing its annual impairment analysis as of May 8, 2022, the Company determined that (i) the carrying amounts of its Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, the Company recorded impairment charges for its Canada and New Zealand units of account of $24,485 and $834, respectively, in the second quarter of fiscal 2022; and (ii) the carrying amounts of all of its other franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairment existed with respect thereto. In performing its annual impairment analysis as of May 8, 2022, the Company determined that the carrying amounts of its goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

Based on the results of the Company’s May 7, 2023 annual franchise rights acquired impairment analysis performed for all of its units of account, all units, except for New Zealand, had an estimated fair value at least 70% higher than the respective unit’s carrying amount. Collectively, these units of account represented 99.4% of the Company’s franchise rights acquired as of the July 1, 2023 balance sheet date. Based on the results of the Company’s May 7, 2023 annual franchise rights acquired impairment analysis performed for its New Zealand unit of account, which held 0.6% of the Company’s franchise rights acquired as of the July 1, 2023 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 20%. Accordingly, a change in the underlying assumptions for the New Zealand unit of account may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to the New Zealand, for which the net book value was $2,350 as of July 1, 2023.

In performing the annual franchise rights acquired impairment analysis for fiscal 2023, in the Company’s hypothetical start-up approach analysis, for the year of maturity, it assumed Workshops + Digital revenue (comprised of Workshops + Digital Fees and revenues from products sold to members in studios) growth of (37.1%) to (18.4%) in the year of maturity from fiscal 2022, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 2.8%. For the year of maturity and beyond, the Company assumed operating income margin rates of (6.4%) to 12.7%. In the Company’s relief from royalty approach, it assumed Digital revenue growth in each country of (14.8%) to 7.5% for fiscal 2023.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Based on the results of the Company’s May 7, 2023 annual goodwill impairment analysis performed for all of its reporting units, all units, except for the Republic of Ireland, had an estimated fair value at least 120% higher than the respective unit’s carrying amount. Collectively, these reporting units represented 99.0% of the Company’s goodwill as of the July 1, 2023 balance sheet date. Based on the results of the Company’s May 7, 2023 annual goodwill impairment analysis performed for its Republic of Ireland reporting unit, which held 1.0% of the Company’s goodwill as of the July 1, 2023 balance sheet date, the estimated fair value of this reporting unit exceeded its carrying value by approximately 55%. Accordingly, a change in the underlying assumptions for the Republic of Ireland may change the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to the Republic of Ireland, for which the net book value was $2,381 as of July 1, 2023.

The following are the more significant assumptions utilized in the Company's annual goodwill impairment analyses for fiscal 2023 and fiscal 2022:

	Fiscal 2023	Fiscal 2022
Debt-Free Cumulative Annual Cash Flow Growth Rate	3.9% to 24.9%	1.2% to 20.6%
Discount Rate	10.8%	9.6%

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

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of July 1, 2023 and December 31, 2022 were as follows:

	July 1, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$109,044	$99,369	$107,229	$94,375
Website development costs	157,812	104,186	133,818	91,482
Trademarks	12,175	11,968	12,162	11,882
Other	13,980	6,397	13,961	6,125
Trademarks and other intangible assets	$293,011	$221,920	$267,170	$203,864
Franchise rights acquired	8,266	5,350	8,164	5,101
Total finite-lived intangible assets	$301,277	$227,270	$275,334	$208,965

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $10,443 and $18,962 for the three and six months ended July 1, 2023, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,761 and $16,935 for the three and six months ended July 2, 2022, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2023	$20,896
Fiscal 2024	$26,108
Fiscal 2025	$15,626
Fiscal 2026	$3,481
Fiscal 2027	$725
Fiscal 2028	$357
Thereafter	$6,814

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	July 1, 2023				December 31, 2022
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	5,266	10,915	8.80%	945,000	5,821	12,064	5.85%
Senior Secured Notes due April 15, 2029	500,000	4,445	—	4.65%	500,000	4,831	—	4.70%
Total	$1,445,000	$9,711	$10,915	7.35%	$1,445,000	$10,652	$12,064	5.45%
Less: Current portion	—				—
Unamortized deferred financing costs	9,711				10,652
Unamortized debt discount	10,915				12,064
Total long-term debt	$1,424,374				$1,422,284

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

As of July 1, 2023, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,921 of availability and $1,079 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of July 1, 2023.

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

The foregoing mandatory prepayments will be used to reduce the installments of principal on the Term Loan Facility. The Company may voluntarily repay outstanding loans under the Credit Facilities at any time without penalty, except for customary “breakage” costs with respect to Term SOFR loans under the Credit Facilities.

In June 2023, in connection with the planned phase-out of LIBOR, the Company amended its Credit Facilities to replace LIBOR with Term SOFR as the benchmark rate under the Credit Agreement, which will be calculated to include a credit spread adjustment of 0.11448%, 0.26161%, 0.42826%, or 0.71513% for 1, 3, 6, or 12 months period, respectively, in addition to the Term SOFR Screen Rate (as defined in the Credit Agreement) and the margin (which was not amended).

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of July 1, 2023, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, and an additional step down to 5.00:1.00 for the period following the first fiscal quarter of 2025. As of July 1, 2023, the Company’s actual Consolidated First Lien Leverage Ratio was 7.48:1.00 and there were no borrowings under its Revolving Credit Facility and total letters of credit issued were $1,079. The Company was not in compliance with the Consolidated First Lien Leverage Ratio as of July 1, 2023, and as a result, the Company is limited to borrowing no more than 35%, or $61,250, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until the Company complies with the applicable ratio.

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

Outstanding Debt

At July 1, 2023, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At July 1, 2023 and December 31, 2022, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.35% and 5.45% per annum at July 1, 2023 and December 31, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 6.37% and 5.50% per annum at July 1, 2023 and December 31, 2022, respectively, based on interest rates on these dates.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

8.
Per Share Data

Basic earnings (net loss) per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted earnings (net loss) per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings (net loss) per share:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$50,828	$(4,623)	$(67,851)	$(12,866)
Denominator:
Weighted average shares of common stock outstanding	78,007	70,305	74,302	70,195
Effect of dilutive common stock equivalents	584	—	—	—
Weighted average diluted common shares outstanding	78,591	70,305	74,302	70,195
Earnings (net loss) per share
Basic	$0.65	$(0.07)	$(0.91)	$(0.18)
Diluted	$0.65	$(0.07)	$(0.91)	$(0.18)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted earnings (net loss) per share was 9,068 and 8,732 for the three months ended July 1, 2023 and July 2, 2022, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 9,485 and 7,848 for the six months ended July 1, 2023 and July 2, 2022, respectively.

9.
Taxes

Income Taxes

The Company’s effective tax rates for the three and six months ended July 1, 2023 were (1,740.0%) and (40.4%), respectively, compared to 38.4% and 26.7% for the three and six months ended July 2, 2022, respectively. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. In fiscal 2023, the Company was required to increase the valuation allowance recorded against U.S. deferred tax assets as a result of the limitation on interest deductions in the U.S. The forecasted full-year tax expense, which included the increase in valuation allowance, in relation to the Company’s forecasted full-year pretax loss (albeit minimal), drove an unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to the pretax loss for the six months ended July 1, 2023 resulted in an income tax expense of $19,515. This tax charge resulted in an income tax benefit of $48,066 for the three months ended July 1, 2023, since an income tax expense of $67,580 was recorded for the three months ended April 1, 2023.

For the six months ended July 1, 2023, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income (“FDII”). For the six months ended July 2, 2022, the tax benefit was primarily driven by a tax benefit recorded for out-of-period income tax adjustments, which was partially offset by tax expense related to tax shortfalls from stock compensation. For the six months ended July 2, 2022, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to tax benefits related to FDII and out-of-period income tax adjustments, partially offset by state income tax expense, tax expense from income earned in foreign jurisdictions and tax expense related to tax shortfalls from stock compensation.

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

11.
Derivative Instruments and Hedging

In June 2023, the Company amended the terms of its interest rate swap agreements to implement a forward-looking interest rate based on Term SOFR in place of LIBOR. Since the interest rate swap agreements were affected by reference rate reform, the Company applied the expedients and exceptions provided to preserve the past presentation of its derivatives without de-designating the existing hedging relationships. All amendments to interest rate swap agreements were executed with the existing counterparties and did not change the notional amounts, maturity dates, or other critical terms of the hedging relationships.

As of July 1, 2023 and December 31, 2022, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

On June 11, 2018, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2018 swap”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap was $500,000. During the term of this swap, the notional amount decreased from $500,000 effective April 2, 2020 to $250,000 on March 31, 2021. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1513%. On June 7, 2019, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2019 swap”, and together with the 2018 swap, the “current swaps”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250,000. This interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.9645%. The current swaps qualify for hedge accounting and, therefore, changes in the fair value of the current swaps have been recorded in accumulated other comprehensive loss.

As of July 1, 2023, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $7,967 ($10,472 before taxes). As of December 31, 2022, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $10,723 ($14,146 before taxes).

The following table presents the aggregate fair value of the Company’s derivative financial instruments by balance sheet classification and location:

			Fair Value
	Balance Sheet Classification	Balance Sheet Location	July 1, 2023	December 31, 2022
Assets:
Interest rate swaps - current swaps	Current asset	Prepaid expenses and other current assets	$10,546	$11,748
Interest rate swaps - current swaps	Noncurrent asset	Other noncurrent assets	—	2,450
Total assets			$10,546	$14,198

The Company is hedging forecasted transactions for periods not exceeding the next year. The Company expects approximately $10,006 ($13,343 before taxes) of net derivative gains included in accumulated other comprehensive loss at July 1, 2023, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of July 1, 2023 and December 31, 2022. Since there were no outstanding borrowings under the Revolving Credit Facility as of July 1, 2023 and December 31, 2022, the fair value approximated a carrying value of $0 at both July 1, 2023 and December 31, 2022.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of July 1, 2023 and December 31, 2022, the fair value of the Company’s long-term debt was approximately $906,567 and $782,384, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,424,374 and $1,422,284, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing Term SOFR interest rate and Term SOFR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap current asset at July 1, 2023	$10,546	$—	$10,546	$—
Interest rate swap current asset at December 31, 2022	$11,748	$—	$11,748	$—
Interest rate swap noncurrent asset at December 31, 2022	$2,450	$—	$2,450	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the six months ended July 1, 2023 and the fiscal year ended December 31, 2022.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

13.
Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Six Months Ended July 1, 2023
	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 31, 2022	$10,723	$(16,193)	$(5,470)
Other comprehensive income before reclassifications, net of tax	1,569	697	2,266
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(4,325)	—	(4,325)
Net current period other comprehensive (loss) income	$(2,756)	$697	$(2,059)
Ending balance at July 1, 2023	$7,967	$(15,496)	$(7,529)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

	Six Months Ended July 2, 2022
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 1, 2022	$(10,843)	$(7,761)	$(18,604)
Other comprehensive income (loss) before reclassifications, net of tax	11,162	(6,341)	4,821
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	3,181	—	3,181
Net current period other comprehensive income (loss)	$14,343	$(6,341)	$8,002
Ending balance at July 2, 2022	$3,500	$(14,102)	$(10,602)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Gain (Loss) on Qualifying Hedges
Interest rate contracts	$3,190	$(2,036)	$5,768	$(4,249)	Interest expense
	3,190	(2,036)	5,768	(4,249)	Income (loss) before income taxes
	(798)	512	(1,443)	1,068	Provision for (benefit from) income taxes
	$2,392	$(1,524)	$4,325	$(3,181)	Net income (loss)

(1)
Amounts in parentheses indicate debits to profit/loss

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

14.
Segment Data

As previously disclosed, effective the first day of fiscal 2023 (i.e., January 1, 2023), the Company realigned its organizational structure and resources to more closely align with its strategic priorities and centralized the global management of certain functions and systems. As a result of the change in its organizational structure, the Company now has two reportable segments, consisting of North America and International, for the purpose of making operational and resource decisions and assessing financial performance. “North America” refers to the Company’s North American Company-owned operations and franchise revenues and related costs; and “International” refers to the Company’s Continental Europe Company-owned operations, United Kingdom Company-owned operations, and Australia, New Zealand and emerging markets operations. The new reportable segments will continue to provide similar services and products. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results. Segment information for the three and six months ended July 2, 2022 presented below has been updated to reflect the new reportable segment structure.

Information about the Company’s reportable segments is as follows:

	Total Revenues, net		Total Revenues, net
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
North America	$162,188	$188,375	$333,213	$393,055
International	64,642	81,079	135,511	174,159
Total revenues, net	$226,830	$269,454	$468,724	$567,214

	Net Income (Loss)		Net Loss
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Segment operating income:
North America	$35,100	$26,654	$45,786	$48,063
International	22,943	29,873	32,122	48,141
Total segment operating income	58,043	56,527	77,908	96,204
General corporate expenses	31,726	43,161	80,174	73,869
Interest expense	24,075	19,255	46,921	37,926
Other (income) expense, net	(520)	1,613	(851)	1,956
(Benefit from) provision for income taxes	(48,066)	(2,879)	19,515	(4,681)
Net income (loss)	$50,828	$(4,623)	$(67,851)	$(12,866)

	Depreciation and Amortization		Depreciation and Amortization
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
North America	$8,728	$8,345	$16,196	$16,798
International	262	481	551	986
Total segment depreciation and amortization	8,990	8,826	16,747	17,784
General corporate depreciation and amortization	5,144	4,462	10,631	7,517
Depreciation and amortization	$14,134	$13,288	$27,378	$25,301

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

15.
Related Party

As previously disclosed, on October 18, 2015, the Company entered into the Strategic Collaboration Agreement with Oprah Winfrey, under which she consulted with the Company and participated in developing, planning, executing and enhancing the WW program and related initiatives, and provided it with services in her discretion to promote the Company and its programs, products and services for an initial term of five years (the “Initial Term”).

As previously disclosed, on December 15, 2019, the Company entered into an amendment of the Strategic Collaboration Agreement with Ms. Winfrey, pursuant to which, among other things, the Initial Term of the Strategic Collaboration Agreement was extended until April 17, 2023 (with no additional successive renewal terms), after which a second term commenced that will continue through the earlier of the date of the Company’s 2025 annual meeting of shareholders or May 31, 2025. Ms. Winfrey will continue to provide certain consulting and other services to the Company during the second term.

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $87 and $322 for the three and six months ended July 1, 2023, respectively, and $144 and $576 for the three and six months ended July 2, 2022, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at July 1, 2023 and December 31, 2022 was $35 and $0, respectively.

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

The Company has committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). In connection with the 2023 Plan, the Company continues to expect to record restructuring charges of approximately $39,000 to $46,000 in the aggregate. For the fiscal year ended December 31, 2022, the Company recorded restructuring charges totaling $13,608 ($10,201 after tax) in connection with the 2023 Plan. For the three and six months ended July 1, 2023, the Company recorded restructuring charges totaling $1,784 ($1,338 after tax) and $24,416 ($18,310 after tax), respectively, in connection with the 2023 Plan.

The Organizational Restructuring has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide. In connection with the Organizational Restructuring, the Company previously expected to record restructuring charges of approximately $15,000 to $18,000 in the aggregate, consisting primarily of general and administrative expenses. The Company revised its estimate and currently expects to record restructuring charges in connection with the Organizational Restructuring of approximately $16,000 to $19,000 in the aggregate. The majority of these charges were recorded in the fourth quarter of fiscal 2022 at the time management resolved to undertake the Organizational Restructuring. For the fiscal year ended December 31, 2022, the Company recorded employee termination benefit costs related to the Organizational Restructuring totaling $11,810 ($8,853 after tax). For the three and six months ended July 1, 2023, the Company recorded employee termination benefit costs related to the Organizational Restructuring totaling $1,137 ($853 after tax) and $4,876 ($3,657 after tax), respectively.

In connection with the Real Estate Restructuring, the Company previously expected to record restructuring charges of approximately $24,000 to $28,000 in the aggregate, the majority of which was recorded in the first quarter of fiscal 2023. The Company revised its estimate and currently expects to record restructuring charges in connection with the Real Estate Restructuring of approximately $20,000 to $24,000 in the aggregate. For the fiscal year ended December 31, 2022, the Company recorded employee termination benefit costs related to the Real Estate Restructuring totaling $1,798 ($1,348 after tax). For the three and six months ended July 1, 2023, in connection with the Real Estate Restructuring, the Company recorded lease termination and other related costs totaling $565 ($424 after tax) and $14,894 ($11,169 after tax), respectively, and employee termination benefit costs totaling $(101) ($(76) after tax) and $4,263 ($3,197 after tax), respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Additionally, the Company expects to record other restructuring costs of approximately $3,000 in the aggregate in fiscal 2023.

Substantially all of the costs arising from the 2023 Plan are expected to result in cash expenditures related to separation payments, other employee termination expenses and lease termination payments. The Company expects the 2023 Plan to be fully executed by the end of fiscal 2023.

For the three and six months ended July 1, 2023, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Real Estate Restructuring - Lease termination and other related costs	$565	$14,894
Real Estate Restructuring - Employee termination benefit costs	(101)	4,263
Organizational Restructuring - Employee termination benefit costs	1,137	4,876
Other costs	183	383
Total restructuring charges	$1,784	$24,416

For the three and six months ended July 1, 2023, restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Cost of revenues	$532	$19,425
Selling, general and administrative expenses	1,252	4,991
Total restructuring charges	$1,784	$24,416

For the fiscal year ended December 31, 2022, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

Fiscal Year Ended
December 31, 2022
Real Estate Restructuring - Employee termination benefit costs	$1,798
Organizational Restructuring - Employee termination benefit costs	11,810
Total restructuring charges	$13,608

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

In connection with the Real Estate Restructuring, for the six months ended July 1, 2023, the Company made payments of $8,038 towards the liability for the lease termination costs and $3,996 towards the liability for the employee termination benefit costs. In connection with the Organizational Restructuring, for the six months ended July 1, 2023, the Company made payments of $6,849 towards the liability for the employee termination benefit costs.

The Company expects the remaining lease termination liability related to the Real Estate Restructuring of $4,237, the remaining employee termination benefit liability related to the Real Estate Restructuring of $2,065 and the remaining employee termination benefit liability related to the Organizational Restructuring of $9,837 to be paid in full by the end of fiscal 2025.

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

For the six months ended July 1, 2023, the Company made payments of $122 towards the liability for the lease termination costs and decreased provision estimates by $425. For the six months ended July 1, 2023, the Company made payments of $5,529 towards the liability for the employee termination benefit costs and increased provision estimates by $1,283.

As of July 1, 2023, there was no outstanding lease termination liability. The Company expects the remaining employee termination benefit liability of $4,015 to be paid in full by the end of fiscal 2024.

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

For the six months ended July 1, 2023, the Company made payments of $507 towards the liability for the employee termination benefit costs and increased provision estimates by $57.

As of July 1, 2023, there was no outstanding lease termination liability and no outstanding employee termination benefit liability.

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

For the six months ended July 1, 2023, the Company made payments of $97 towards the liability for the employee termination benefit costs and decreased provision estimates by $20.

As of July 1, 2023, there was no outstanding lease termination liability and no outstanding employee termination benefit liability.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations and franchise revenues and related costs; and “International” refers to our Continental Europe Company-owned operations, United Kingdom Company-owned operations, and Australia, New Zealand and emerging markets operations. Effective the first day of fiscal 2023 (i.e., January 1, 2023), we realigned our organizational structure and resources to more closely align with our strategic priorities and centralized the global management of certain functions and systems, resulting in each of North America and International being our sole reportable segments as of such date. Our “Digital” business refers to providing subscriptions to our digital product offerings, which formerly included Digital 360 (as applicable). Our “Workshops + Digital” business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers, including former Digital 360 members (as applicable). It also formerly included the provision of access to workshops for members who did not subscribe to commitment plans, which included our “pay-as-you-go” members. Our “Clinical” business refers to providing subscriptions to our clinical product offerings included in our Sequence program. In the second quarter of fiscal 2022, we ceased offering our Digital 360 product. More than a majority of associated members were transitioned from our Digital business to our Workshops + Digital business during the second quarter of fiscal 2022, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. For additional details on the cessation of this product offering and how these transitions of former Digital 360 members at the then-current pricing for such product impacted the fiscal 2022 second quarter and first half number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business, see our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross margin, operating income (loss), operating income (loss) margin and components thereof are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the second quarter and first six months of fiscal 2023 to exclude (a) the net impact of (w) charges associated with our previously disclosed 2023 restructuring plan (the “2023 plan”), (x) charges associated with our previously disclosed 2022 restructuring plan (the “2022 plan”) or the reversal of certain of the charges associated with the 2022 plan, as applicable, (y) charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”) or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (z) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”) and (b) the impact of certain non-recurring transaction costs in connection with the acquisition of Sequence (as defined below); (ii) the second quarter of fiscal 2022 to exclude (a) the impact of impairment charges for our franchise rights acquired related to our Canada and New Zealand units of account and the impairment charge for our goodwill related to our wholly-owned subsidiary Kurbo, Inc. (“Kurbo”) and (b) the net impact of (x) charges associated with the 2022 plan and (y) the reversal of certain of the charges associated with the 2021 plan; and (iii) the first six months of fiscal 2022 to exclude (a) the impact of impairment charges for our franchise rights acquired related to our Canada and New Zealand units of account and the impairment charge for our goodwill related to Kurbo, and (b) the net impact of (x) charges associated with the 2022 plan, (y) charges associated with the 2021 plan or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (z) the reversal of certain of the charges associated with the 2020 plan. We generally refer to such non-GAAP measures as follows: (i) with respect to the adjustments for the second quarter and first six months of fiscal 2023, as excluding or adjusting for the net impact of restructuring charges and the impact of acquisition transaction costs; and (ii) with respect to the adjustments for the second quarter and first six months of fiscal 2022, as excluding or adjusting for the impact of franchise rights acquired and goodwill impairments and the net impact of restructuring charges. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, and certain non-recurring transaction costs in connection with the acquisition of Sequence (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. Adjusted EBITDAS for the first quarter of fiscal 2023 as presented herein was recast to reflect certain non-recurring transaction costs in connection with the acquisition of Sequence. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to our Workshops + Digital business and a relief from royalty methodology for franchise rights related to our Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Australia, United Kingdom and New Zealand as of the July 1, 2023 balance sheet date were $374.4 million, $4.1 million, $2.8 million and $2.3 million, respectively.

In our hypothetical start-up approach analysis for fiscal 2023, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In our relief from royalty approach analysis for fiscal 2023, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted-average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. Excluding the goodwill associated with the acquisition of Sequence, we have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill, excluding the acquisition of Sequence, in the United States, Canada and other countries as of the July 1, 2023 balance sheet date were $104.0 million, $40.5 million and $12.5 million, respectively.

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

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Tests

We review indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for potential impairment on at least an annual basis or more often if events so require. We performed our annual fair value impairment testing as of May 7, 2023 and May 8, 2022, each the first day of fiscal May, on our indefinite-lived intangible assets and goodwill.

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

In performing our impairment analysis, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their levels at the time of testing, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2022.

Further information regarding the results of our franchise rights acquired and goodwill annual impairment tests can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 6 “Franchise Rights Acquired, Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

Information concerning our critical accounting policies is set forth in “Note 2. Summary of Significant Accounting Policies” of our audited consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2022. Our critical accounting policies have not changed since the end of fiscal 2022.

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

•
Revenues—Our “Subscription Revenues” consist of “Digital Subscription Revenues”, “Workshops + Digital Fees” and “Clinical Subscription Revenues”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, which formerly included Digital 360 (as applicable). “Workshops + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. “Clinical Subscription Revenues” consist of the fees associated with subscriptions for our Clinical offerings. In addition, “product sales and other” consists of sales of consumer products via e-commerce, in studios and through our trusted partners, revenues from licensing and publishing, other revenues, and, in the case of the consolidated financial results and the North America reportable segment, franchise fees with respect to commitment plans and royalties.
•
Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our digital subscription products, which formerly included Digital 360 (as applicable); (ii) “Workshops + Digital Paid Weeks” is the sum of total paid commitment plan weeks which include workshops and digital offerings and formerly included total “pay-as-you-go” weeks; (iii) “Clinical Paid Weeks” is the total paid subscription weeks for our Clinical subscription products; and (iv) “Total Paid Weeks” is the sum of Digital Paid Weeks, Workshops + Digital Paid Weeks and Clinical Paid Weeks.
•
Incoming Subscribers—“Subscribers” refer to Digital subscribers, Workshops + Digital subscribers and Clinical subscribers who participate in recurring bill programs in Company-owned operations. The “Incoming Subscribers” metric reports WW subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital, including former Digital 360 (as applicable), subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “Incoming Subscribers” is the sum of Incoming Digital Subscribers and Incoming Workshops + Digital Subscribers. Given we completed our acquisition of Sequence in April 2023 after the beginning of the second quarter of fiscal 2023, we have no incoming subscribers with respect to our Clinical business for the second quarter of fiscal 2023 and the first six months of fiscal 2023. Recruitment and retention are key drivers for this metric.
•
End of Period Subscribers—The “End of Period Subscribers” metric reports WW subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Digital Subscribers” is the total number of Digital, including former Digital 360 (as applicable), subscribers; (ii) “End of Period Workshops + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; (iii) “End of Period Clinical Subscribers” is the total number of Clinical subscribers; and (iv) “End of Period Subscribers” is the sum of End of Period Digital Subscribers, End of Period Workshops + Digital Subscribers and End of Period Clinical Subscribers. Recruitment and retention are key drivers for this metric.
•
Gross profit and operating expenses as a percentage of revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 2023 COMPARED TO THE THREE MONTHS ENDED JULY 2, 2022

The table below sets forth selected financial information for the second quarter of fiscal 2023 from our consolidated statements of operations for the three months ended July 1, 2023 versus selected financial information for the second quarter of fiscal 2022 from our consolidated statements of operations for the three months ended July 2, 2022.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	July 1, 2023	July 2, 2022	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$226.8	$269.5	$(42.6)	(15.8%)		(15.8%)
Cost of revenues	83.6	106.5	(22.8)	(21.4%)		(21.3%)
Gross profit	143.2	163.0	(19.8)	(12.1%)		(12.2%)
Gross Margin %	63.1%	60.5%

Marketing expenses	51.1	51.9	(0.7)	(1.4%)		(1.4%)
Selling, general & administrative expenses	65.7	71.3	(5.6)	(7.8%)		(7.7%)
Franchise rights acquired and goodwill impairments	—	26.4	(26.4)	(100.0%)		(100.0%)
Operating income	26.3	13.4	13.0	96.9%		95.9%
Operating Income Margin %	11.6%	5.0%

Interest expense	24.1	19.3	4.8	25.0%		25.0%
Other (income) expense, net	(0.5)	1.6	(2.1)	(100.0%)	*	(100.0%)	*
Income (loss) before income taxes	2.8	(7.5)	10.3	100.0%	*	100.0%	*

Benefit from income taxes	(48.1)	(2.9)	(45.2)	(100.0%)	*	(100.0%)	*
Net income (loss)	$50.8	$(4.6)	$55.5	100.0%	*	100.0%	*

Weighted average diluted shares outstanding	78.6	70.3	8.3	11.8%		11.8%
Diluted earnings (net loss) per share	$0.65	$(0.07)	$0.71	100.0%	*	100.0%	*

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the second quarter of fiscal 2023 are adjusted to exclude the net impact of the $1.8 million of 2023 plan restructuring charges, the $0.8 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the de minimis reversal of 2020 plan restructuring charges, and the impact of the $4.9 million of acquisition transaction costs. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended July 1, 2023 which have been adjusted.

				Operating
	Gross	Gross	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Second Quarter of Fiscal 2023	$143.2	63.1%	$26.3	11.6%
Adjustments to reported amounts (1)
2023 plan restructuring charges	0.5		1.8
2022 plan restructuring charges	0.0		0.8
2021 plan restructuring charges	0.1		0.1
2020 plan restructuring charges	(0.0)		(0.0)
Acquisition transaction costs	—		4.9
Total adjustments (1)	0.7		7.5
Second Quarter of Fiscal 2023, as adjusted (1)	$143.8	63.4%	$33.9	14.9%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the second quarter of fiscal 2023 to exclude the net impact of the $1.8 million ($1.3 million after tax) of 2023 plan restructuring charges, the $0.8 million ($0.6 million after tax) of 2022 plan restructuring charges, the $0.1 million ($48 thousand after tax) of 2021 plan restructuring charges and the reversal of $16 thousand ($12 thousand after tax) of 2020 plan restructuring charges, and the impact of the $4.9 million ($4.3 million after tax) of acquisition transaction costs. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

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

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the second quarter of fiscal 2022 to exclude the impact of the $26.4 million ($21.3 million after tax) of franchise rights acquired and goodwill impairments and the net impact of the $19.1 million ($14.3 million after tax) of 2022 plan restructuring charges and the reversal of $0.6 million ($0.4 million after tax) of 2021 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for the second quarter of fiscal 2023 were $226.8 million, a decrease of $42.6 million, or 15.8%, versus the second quarter of fiscal 2022. Excluding the impact of foreign currency, which negatively impacted our revenues in the second quarter of fiscal 2023 by $0.1 million, revenues for the second quarter of fiscal 2023 would have still decreased 15.8% versus the prior year period. This decrease was driven primarily by lower Digital Subscription Revenues as a result of the lower number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2023 versus the beginning of second quarter of fiscal 2022 and, to a lesser extent, by the decline in consumer product sales in the quarter compared to the prior year period as we rationalized product SKUs in North America and continued the wind down of our International consumer products business. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for the second quarter of fiscal 2023 decreased $22.8 million, or 21.4%, versus the second quarter of fiscal 2022. Excluding the impact of foreign currency, which decreased cost of revenues in the second quarter of fiscal 2023 by $0.1 million, cost of revenues for the second quarter of fiscal 2023 would have decreased 21.3% versus the prior year period. Excluding the net impact of the $0.7 million of restructuring charges in the second quarter of fiscal 2023 and the net impact of the $3.9 million of restructuring charges in the second quarter of fiscal 2022, cost of revenues for the second quarter of fiscal 2023 would have decreased by 19.1%, or 19.0% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the second quarter of fiscal 2023 decreased $19.8 million, or 12.1%, versus the second quarter of fiscal 2022. Excluding the impact of foreign currency, which positively impacted gross profit in the second quarter of fiscal 2023 by $0.1 million, gross profit for the second quarter of fiscal 2023 would have decreased 12.2% versus the prior year period. Excluding the net impact of the $0.7 million of restructuring charges in the second quarter of fiscal 2023 and the net impact of the $3.9 million of restructuring charges in the second quarter of fiscal 2022, gross profit for the second quarter of fiscal 2023 would have decreased by 13.8%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin for the second quarter of fiscal 2023 increased to 63.1%, both as reported and on a constant currency basis, versus 60.5% for the second quarter of fiscal 2022. Excluding the net impact of restructuring charges in the second quarter of fiscal 2023 and the net impact of restructuring charges in the second quarter of fiscal 2022, gross margin for the second quarter of fiscal 2023 would have increased 1.5% to 63.4% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the second quarter of fiscal 2023 and the net impact of restructuring charges in the second quarter of fiscal 2022, gross margin for the second quarter of fiscal 2023 would have increased 1.4% to 63.4% versus the prior year period. This gross margin increase was driven primarily by actions to reduce the fixed cost base within our Workshops + Digital business.

Marketing

Marketing expenses for the second quarter of fiscal 2023 decreased $0.7 million, or 1.4%, versus the second quarter of fiscal 2022. Foreign currency had a de minimis impact on marketing expenses for the second quarter of fiscal 2023. This decrease in marketing expenses was primarily due to lower spend on TV advertising and production, public relations, agency and celebrity fees, partially offset by higher spend for Online advertising. Marketing expenses as a percentage of revenue for the second quarter of fiscal 2023 increased to 22.5% from 19.2% for the second quarter of fiscal 2022.

Selling, General and Administrative

Selling, general and administrative expenses for the second quarter of fiscal 2023 decreased $5.6 million, or 7.8%, versus the second quarter of fiscal 2022. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in the second quarter of fiscal 2023 by $0.1 million, selling, general and administrative expenses for the second quarter of fiscal 2023 would have decreased 7.7% versus the prior year period. Excluding the net impact of the $2.0 million of restructuring charges in the second quarter of fiscal 2023, the impact of the $4.9 million of acquisition transaction costs in the second quarter of fiscal 2023 and the net impact of the $14.6 million of restructuring charges in the second quarter of fiscal 2022, selling, general and administrative expenses for the second quarter of fiscal 2023 would have increased by 3.8%, or 3.9% on a constant currency basis, versus the prior year period. This increase in selling, general and administrative expenses was primarily due to non-transaction related costs associated with the acquisition of Sequence. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2023 increased to 29.0% from 26.5% for the second quarter of fiscal 2022. Excluding the net impact of restructuring charges in the second quarter of fiscal 2023, the impact of acquisition transaction costs in the second quarter of fiscal 2023 and the net impact of restructuring charges in the second quarter of fiscal 2022, selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2023 would have increased by 4.9%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period.

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

Operating Income

Operating income for the second quarter of fiscal 2023 increased $13.0 million, or 96.9%, versus the second quarter of fiscal 2022. Excluding the impact of foreign currency, which positively impacted operating income in the second quarter of fiscal 2023 by $0.1 million, operating income for the second quarter of fiscal 2023 would have increased 95.9% versus the prior year period. Excluding the net impact of the $2.7 million of restructuring charges in the second quarter of fiscal 2023, the impact of the $4.9 million of acquisition transaction costs in the second quarter of fiscal 2023, the impact of the $26.4 million of franchise rights acquired and goodwill impairments in the second quarter of fiscal 2022 and the net impact of the $18.6 million of restructuring charges in the second quarter of fiscal 2022, operating income for the second quarter of fiscal 2023 would have decreased by 42.0%, or 42.2% on a constant currency basis, versus the prior year period. Operating income margin for the second quarter of fiscal 2023 increased 6.6% to 11.6% versus 5.0% for the second quarter of fiscal 2022. Excluding the net impact of restructuring charges in the second quarter of fiscal 2023, the impact of acquisition transaction costs in the second quarter of fiscal 2023, the impact of the franchise rights acquired and goodwill impairments in the second quarter of fiscal 2022 and the net impact of restructuring charges in the second quarter of fiscal 2022, operating income margin for the second quarter of fiscal 2023 would have decreased by 6.7%, or 6.8% on a constant currency basis, versus the prior year period. This decrease in operating income margin was driven primarily by an increase in selling, general and administrative expenses as a percentage of revenue and an increase in marketing expenses as a percentage of revenue, partially offset by an increase in gross margin, versus the prior year period.

Interest Expense

Interest expense for the second quarter of fiscal 2023 increased $4.8 million, or 25.0%, versus the second quarter of fiscal 2022. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2023 and the second quarter of fiscal 2022 and excluding the impact of our interest rate swaps then in effect, increased to 7.51% per annum at the end of the second quarter of fiscal 2023 from 4.73% per annum at the end of the second quarter of fiscal 2022. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2023 and the second quarter of fiscal 2022, increased to 6.63% per annum at the end of the second quarter of fiscal 2023 from 5.30% per annum at the end of the second quarter of fiscal 2022. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, changed by $2.1 million for the second quarter of fiscal 2023 to $0.5 million of income as compared to $1.6 million of expense for the second quarter of fiscal 2022.

Tax

Our effective tax rate for the second quarter of fiscal 2023 was (1,740.0%) compared to 38.4% for the second quarter of fiscal 2022. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. In fiscal 2023, we were required to increase the valuation allowance recorded against U.S. deferred tax assets as a result of the limitation on interest deductions in the U.S. The forecasted full-year tax expense, which included the increase in valuation allowance, in relation to our forecasted full-year pretax loss (albeit minimal), drove an unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to the pretax loss for the first six months of fiscal 2023 resulted in an income tax benefit of $48.1 million for the second quarter of fiscal 2023, since an income tax expense of $67.6 million was recorded for the first quarter of fiscal 2023.

For the second quarter of fiscal 2023, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income (“FDII”). The tax benefit for the second quarter of fiscal 2022 was primarily driven by a tax benefit recorded for out-of-period income tax adjustments, which was partially offset by tax expense related to tax shortfalls from stock compensation. For the second quarter of fiscal 2022, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax benefits related to FDII and out-of-period income tax adjustments, partially offset by state income tax expense, tax expense from income earned in foreign jurisdictions and tax expense related to tax shortfalls from stock compensation.

Net Income (Loss) and Diluted Earnings (Net Loss) Per Share

Net income for the second quarter of fiscal 2023 was $50.8 million compared to net loss for the second quarter of fiscal 2022 of $4.6 million. Net income for the second quarter of fiscal 2023 was positively impacted by $0.1 million of foreign currency. Net income for the second quarter of fiscal 2023 included a $2.0 million net impact from restructuring charges and a $4.3 million impact from acquisition transaction costs. Net loss for the second quarter of fiscal 2022 included a $21.3 million impact from franchise rights acquired and goodwill impairments and a $13.9 million net impact from restructuring charges.

Earnings per fully diluted share (“EPS”) for the second quarter of fiscal 2023 was $0.65 compared to diluted net loss per share for the second quarter of fiscal 2022 of $0.07. EPS for the second quarter of fiscal 2023 included a $0.03 net impact from restructuring charges and a $0.05 impact from acquisition transaction costs. Diluted net loss per share for the second quarter of fiscal 2022 included a $0.30 impact from franchise rights acquired and goodwill impairments and a $0.20 net impact from restructuring charges.

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

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the second quarter of fiscal 2023 and the percentage change in those metrics versus the prior year period, as applicable:

(in millions except percentages and as noted)

	Q2 2023
	GAAP			Constant Currency
	Subscription Revenues	Product Sales & Other	Total Revenues	Subscription Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$149.3	$12.9	$162.2	$149.7	$12.9	$162.6	35.4	2,669.8	2,710.4
International	62.8	1.8	64.6	62.4	1.8	64.3	18.0	1,352.7	1,375.7
Total	$212.1	$14.7	$226.8	$212.2	$14.7	$226.9	53.4	4,022.4	4,086.1

	% Change Q2 2023 vs. Q2 2022
North America	(10.5%)	(40.1%)	(13.9%)	(10.3%)	(39.9%)	(13.7%)	(6.3%)	(10.6%)	(3.4%)
International	(14.5%)	(75.9%)	(20.3%)	(15.1%)	(75.8%)	(20.7%)	(8.8%)	(13.2%)	(5.9%)
Total	(11.8%)	(49.5%)	(15.8%)	(11.7%)	(49.3%)	(15.8%)	(7.2%)	(11.5%)	(4.3%)

Note: Totals may not sum due to rounding.

(in millions except percentages and as noted)

	Q2 2023
	Digital Subscription Revenues					Workshops + Digital Fees
	GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
				(in thousands)					(in thousands)
North America	$95.4	$95.8	27.7	2,090.2	2,130.7	$46.3	$46.4	7.4	579.6	542.9
International	51.9	51.5	15.6	1,164.3	1,198.6	10.9	10.9	2.4	188.4	177.1
Total	$147.4	$147.3	43.2	3,254.5	3,329.3	$57.2	$57.3	9.8	767.9	720.0

	% Change Q2 2023 vs. Q2 2022
North America	(16.6%)	(16.3%)	(8.0%)	(14.7%)	(2.0%)	(11.8%)	(11.6%)	(4.2%)	8.2%	(13.9%)
International	(13.1%)	(13.8%)	(9.3%)	(15.4%)	(5.3%)	(20.7%)	(20.6%)	(5.5%)	2.7%	(10.1%)
Total	(15.4%)	(15.5%)	(8.5%)	(15.0%)	(3.2%)	(13.6%)	(13.4%)	(4.6%)	6.8%	(13.0%)

Note: Totals may not sum due to rounding.

(in millions except percentages and as noted)

	Q2 2023
	Clinical Subscription Revenues
	GAAP	Clinical Paid Weeks	EOP Clinical Subscribers
			(in thousands)
North America	$7.6	0.4	36.8

North America Performance

The decrease in North America revenues for the second quarter of fiscal 2023 versus the prior year period was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues for the second quarter of fiscal 2023 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Fees. Digital Subscription Revenues were negatively impacted by the lower number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2023 versus the beginning of the second quarter of fiscal 2022. Subscription Revenues for the second quarter of fiscal 2023 benefited from Clinical Subscription Revenues following our acquisition of Sequence. The decrease in North America Total Paid Weeks for the second quarter of fiscal 2023 versus the prior year period was driven primarily by the lower number of Total Incoming Subscribers at the beginning of the second quarter of fiscal 2023 versus the beginning of the second quarter of fiscal 2022.

The decrease in North America product sales and other for the second quarter of fiscal 2023 versus the prior year period was driven primarily by a decline in consumer product sales as we rationalized product SKUs in North America.

International Performance

The decrease in International revenues for the second quarter of fiscal 2023 versus the prior year period was driven by both a decrease in Subscription Revenues and a decrease in product sales and other. The decrease in Subscription Revenues for the second quarter of fiscal 2023 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by the lower number of Incoming Digital Subscribers at the beginning of the second quarter of fiscal 2023 versus the beginning of the second quarter of fiscal 2022. The decrease in International Total Paid Weeks for the second quarter of fiscal 2023 versus the prior year period was driven primarily by the lower number of Total Incoming Subscribers at the beginning of the second quarter of fiscal 2023 versus the beginning of the second quarter of fiscal 2022.

The decrease in International product sales and other for the second quarter of fiscal 2023 versus the prior year period was driven primarily by a decline in consumer product sales as we continued the wind down of our International consumer products business.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 1, 2023 COMPARED TO THE SIX MONTHS ENDED JULY 2, 2022

The table below sets forth selected financial information for the first six months of fiscal 2023 from our consolidated statements of operations for the six months ended July 1, 2023 versus selected financial information for the first six months of fiscal 2022 from our consolidated statements of operations for the six months ended July 2, 2022.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Six Months Ended
	July 1, 2023	July 2, 2022	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$468.7	$567.2	$(98.5)	(17.4%)		(16.5%)
Cost of revenues	206.0	224.2	(18.1)	(8.1%)		(7.3%)
Gross profit	262.7	343.1	(80.4)	(23.4%)		(22.5%)
Gross Margin %	56.0%	60.5%

Marketing expenses	139.4	159.4	(20.1)	(12.6%)		(11.4%)
Selling, general & administrative expenses	125.6	134.9	(9.3)	(6.9%)		(6.2%)
Franchise rights acquired and goodwill impairments	—	26.4	(26.4)	(100.0%)		(100.0%)
Operating (loss) income	(2.3)	22.3	(24.6)	(100.0%)	*	(100.0%)	*
Operating (Loss) Income Margin %	(0.5%)	3.9%

Interest expense	46.9	37.9	9.0	23.7%		23.7%
Other (income) expense, net	(0.9)	2.0	(2.8)	(100.0%)	*	(100.0%)	*
Loss before income taxes	(48.3)	(17.5)	(30.8)	(100.0%)	*	(100.0%)	*

Provision for (benefit from) income taxes	19.5	(4.7)	24.2	100.0%	*	100.0%	*
Net loss	$(67.9)	$(12.9)	$(55.0)	(100.0%)	*	(100.0%)	*

Weighted average diluted shares outstanding	74.3	70.2	4.1	5.9%		5.9%
Diluted net loss per share	$(0.91)	$(0.18)	$(0.73)	(100.0%)	*	(100.0%)	*

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Certain results for the first six months of fiscal 2023 are adjusted to exclude the net impact of the $24.4 million of 2023 plan restructuring charges, the $0.9 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the de minimis reversal of 2020 plan restructuring charges, and the impact of the $8.6 million of acquisition transaction costs. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the six months ended July 1, 2023 which have been adjusted.

				Operating
			Operating	(Loss)
	Gross	Gross	(Loss)	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Six Months of Fiscal 2023	$262.7	56.0%	$(2.3)	(0.5%)
Adjustments to reported amounts (1)
2023 plan restructuring charges	19.4		24.4
2022 plan restructuring charges	(0.2)		0.9
2021 plan restructuring charges	0.1		0.1
2020 plan restructuring charges	(0.0)		(0.0)
Acquisition transaction costs	—		8.6
Total adjustments (1)	19.3		33.9
First Six Months of Fiscal 2023, as adjusted (1)	$282.0	60.2%	$31.6	6.8%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first six months of fiscal 2023 to exclude the net impact of the $24.4 million ($18.3 million after tax) of 2023 plan restructuring charges, the $0.9 million ($0.6 million after tax) of 2022 plan restructuring charges, the $0.1 million ($43 thousand after tax) of 2021 plan restructuring charges and the reversal of $22 thousand ($16 thousand after tax) of 2020 plan restructuring charges, and the impact of the $8.6 million ($7.5 million after tax) of acquisition transaction costs. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first six months of fiscal 2022 are adjusted to exclude the impact of the $26.4 million of franchise rights acquired and goodwill impairments and the net impact of the $19.1 million of 2022 plan restructuring charges, the reversal of $0.3 million of 2021 plan restructuring charges and the reversal of $0.1 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the six months ended July 2, 2022 which have been adjusted.

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

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first six months of fiscal 2022 to exclude the impact of the $26.4 million ($21.3 million after tax) of franchise rights acquired and goodwill impairments and the net impact of the $19.1 million ($14.3 million after tax) of 2022 plan restructuring charges, the reversal of $0.3 million ($0.2 million after tax) of 2021 plan restructuring charges and the reversal of $0.1 million ($0.1 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for the first six months of fiscal 2023 were $468.7 million, a decrease of $98.5 million, or 17.4%, versus the first six months of fiscal 2022. Excluding the impact of foreign currency, which negatively impacted our revenues in the first six months of fiscal 2023 by $4.9 million, revenues for the first six months of fiscal 2023 would have decreased 16.5% versus the prior year period. This decrease was driven primarily by lower Digital Subscription Revenues as a result of the lower number of Incoming Digital Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022 and, to a lesser extent, by the decline in consumer product sales in the first six months compared to the prior year period as we rationalized product SKUs in North America and continued the wind down of our International consumer products business. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for the first six months of fiscal 2023 decreased $18.1 million, or 8.1%, versus the first six months of fiscal 2022. Excluding the impact of foreign currency, which decreased cost of revenues in the first six months of fiscal 2023 by $1.7 million, cost of revenues for the first six months of fiscal 2023 would have decreased 7.3% versus the prior year period. Excluding the net impact of the $19.3 million of restructuring charges in the first six months of fiscal 2023 and the net impact of the $3.8 million of restructuring charges in the first six months of fiscal 2022, cost of revenues for the first six months of fiscal 2023 would have decreased by 15.2%, or 14.5% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the first six months of fiscal 2023 decreased $80.4 million, or 23.4%, versus the first six months of fiscal 2022. Excluding the impact of foreign currency, which negatively impacted gross profit in the first six months of fiscal 2023 by $3.2 million, gross profit for the first six months of fiscal 2023 would have decreased 22.5% versus the prior year period. Excluding the net impact of the $19.3 million of restructuring charges in the first six months of fiscal 2023 and the net impact of the $3.8 million of restructuring charges in the first six months of fiscal 2022, gross profit for the first six months of fiscal 2023 would have decreased by 18.7%, or 17.8% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin for the first six months of fiscal 2023 decreased to 56.0% versus 60.5% for the first six months of fiscal 2022. Excluding the impact of foreign currency, gross margin in the first six months of fiscal 2023 would have decreased 4.3% to 56.1% versus the prior year period. Excluding the net impact of restructuring charges in the first six months of fiscal 2023 and the net impact of restructuring charges in the first six months of fiscal 2022, gross margin for the first six months of fiscal 2023 would have decreased 1.0% to 60.2% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the first six months of fiscal 2023 and the net impact of restructuring charges in the first six months of fiscal 2022, gross margin for the first six months of fiscal 2023 would have decreased 0.9% to 60.2% versus the prior year period. This gross margin decrease was driven primarily by fixed cost deleverage in our Digital business.

Marketing

Marketing expenses for the first six months of fiscal 2023 decreased $20.1 million, or 12.6%, versus the first six months of fiscal 2022. Excluding the impact of foreign currency, which decreased marketing expenses in the first six months of fiscal 2023 by $1.9 million, marketing expenses for the first six months of fiscal 2023 would have decreased 11.4% versus the prior year period. This decrease in marketing expenses was primarily due to a shift of marketing spend out of the first quarter of fiscal 2023 to the remainder of the year in connection with our performance marketing plan. Marketing expenses as a percentage of revenue for the first six months of fiscal 2023 increased to 29.7% from 28.1% for the first six months of fiscal 2022.

Selling, General and Administrative

Selling, general and administrative expenses for the first six months of fiscal 2023 decreased $9.3 million, or 6.9%, versus the first six months of fiscal 2022. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in the first six months of fiscal 2023 by $0.9 million, selling, general and administrative expenses for the first six months of fiscal 2023 would have decreased 6.2% versus the prior year period. Excluding the net impact of the $6.0 million of restructuring charges in the first six months of fiscal 2023, the impact of the $8.6 million of acquisition transaction costs in the first six months of fiscal 2023 and the net impact of the $14.9 million of restructuring charges in the first six months of fiscal 2022, selling, general and administrative expenses for the first six months of fiscal 2023 would have decreased by 7.5%, or 6.8% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to lower compensation expense and related costs as a result of the 2022 and 2023 restructuring plans. Selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2023 increased to 26.8% from 23.8% for the first six months of fiscal 2022. Excluding the net impact of restructuring charges in the first six months of fiscal 2023, the impact of acquisition transaction costs in the first six months of fiscal 2023 and the net impact of restructuring charges in the first six months of fiscal 2022, selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2023 would have increased by 2.5%, or 2.4% on a constant currency basis, versus the prior year period.

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

Operating (Loss) Income

Operating loss for the first six months of fiscal 2023 was $2.3 million compared to operating income for the first six months of fiscal 2022 of $22.3 million. Operating loss for the first six months of fiscal 2023 was negatively impacted by $0.5 million of foreign currency. Excluding the net impact of the $25.3 million of restructuring charges in the first six months of fiscal 2023, the impact of the $8.6 million of acquisition transaction costs in the first six months of fiscal 2023, the impact of the $26.4 million of franchise rights acquired and goodwill impairments in the first six months of fiscal 2022 and the net impact of the $18.7 million of restructuring charges in the first six months of fiscal 2022, operating income would have been $31.6 million for the first six months of fiscal 2023 versus operating income of $67.5 million for the first six months of fiscal 2022, a decrease of 53.1%, or 52.4% on a constant currency basis. Operating loss margin for the first six months of fiscal 2023 was 0.5% compared to operating income margin for the first six months of fiscal 2022 of 3.9%. Excluding the net impact of restructuring charges in the first six months of fiscal 2023, the impact of acquisition transaction costs in the first six months of fiscal 2023, the impact of the franchise rights acquired and goodwill impairments in the first six months of fiscal 2022 and the net impact of restructuring charges in the first six months of fiscal 2022, operating income margin would have been 6.8% for the first six months of fiscal 2023 versus operating income margin of 11.9% for the first six months of fiscal 2022, a decrease of 5.1% both as adjusted and as adjusted on a constant currency basis. This decrease in operating income margin was driven primarily by an increase in selling, general and administrative expenses as a percentage of revenue, an increase in marketing expenses as a percentage of revenue and a decrease in gross margin versus the prior year period.

Interest Expense

Interest expense for the first six months of fiscal 2023 increased $9.0 million, or 23.7%, versus the first six months of fiscal 2022. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2023 and the first six months of fiscal 2022 and excluding the impact of our interest rate swaps then in effect, increased to 7.35% per annum at the end of the first six months of fiscal 2023 from 4.63% per annum at the end of the first six months of fiscal 2022. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2023 and the first six months of fiscal 2022, increased to 6.55% per annum at the end of the first six months of fiscal 2023 from 5.22% per annum at the end of the first six months of fiscal 2022. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, changed by $2.8 million for the first six months of fiscal 2023 to $0.9 million of income as compared to $2.0 million of expense for the first six months of fiscal 2022.

Tax

Our effective tax rate for the first six months of fiscal 2023 was (40.4%) compared to 26.7% for the first six months of fiscal 2022. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. In fiscal 2023, we were required to increase the valuation allowance recorded against U.S. deferred tax assets as a result of the limitation on interest deductions in the U.S. The forecasted full-year tax expense, which included the increase in valuation allowance, in relation to our forecasted full-year pretax loss (albeit minimal), drove an unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to the pretax loss for the first six months of fiscal 2023 resulted in an income tax expense of $19.5 million.

For the first six months of fiscal 2023, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income (“FDII”). The tax benefit for the first six months of fiscal 2022 was primarily driven by a tax benefit recorded for out-of-period income tax adjustments, which was partially offset by tax expense related to tax shortfalls from stock compensation. For the first six months of fiscal 2022, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to tax benefits related to FDII and out-of-period income tax adjustments, partially offset by state income tax expense, tax expense from income earned in foreign jurisdictions and tax expense related to tax shortfalls from stock compensation.

Net Loss and Diluted Net Loss Per Share

Net loss for the first six months of fiscal 2023 was $67.9 million compared to the net loss for the first six months of fiscal 2022 of $12.9 million. Net loss for the first six months of fiscal 2023 was negatively impacted by $0.3 million of foreign currency. Net loss for the first six months of fiscal 2023 included a $19.0 million net impact from restructuring charges and a $7.5 million impact from acquisition transaction costs. Net loss for the first six months of fiscal 2022 included a $21.3 million impact from franchise rights acquired and goodwill impairments and a $14.0 million net impact from restructuring charges.

Diluted net loss per share for the first six months of fiscal 2023 was $0.91 compared to diluted net loss per share for the first six months of fiscal 2022 of $0.18. Diluted net loss per share for the first six months of fiscal 2023 included a $0.26 net impact from restructuring charges and a $0.10 impact from acquisition transaction costs. Diluted net loss per share for the first six months of fiscal 2022 included a $0.30 impact from franchise rights acquired and goodwill impairments and a $0.20 net impact from restructuring charges.

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

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first six months of fiscal 2023 and the percentage change in those metrics versus the prior year period, as applicable:

(in millions except percentages and as noted)

	First Six Months of Fiscal 2023
	GAAP			Constant Currency
	Subscription Revenues	Product Sales & Other	Total Revenues	Subscription Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$296.6	$36.6	$333.2	$297.6	$36.7	$334.3	69.2	2,337.0	2,710.4
International	126.6	8.9	135.5	130.0	9.4	139.3	35.1	1,209.2	1,375.7
Total	$423.2	$45.6	$468.7	$427.5	$46.1	$473.7	104.3	3,546.1	4,086.1

	% Change First Six Months of Fiscal 2023 vs. First Six Months of Fiscal 2022
North America	(13.6%)	(26.5%)	(15.2%)	(13.3%)	(26.3%)	(14.9%)	(9.5%)	(14.6%)	(3.4%)
International	(17.9%)	(55.4%)	(22.2%)	(15.7%)	(53.1%)	(20.0%)	(12.1%)	(15.7%)	(5.9%)
Total	(14.9%)	(34.8%)	(17.4%)	(14.0%)	(34.0%)	(16.5%)	(10.4%)	(14.9%)	(4.3%)

Note: Totals may not sum due to rounding.

(in millions except percentages and as noted)

	First Six Months of Fiscal 2023
	Digital Subscription Revenues					Workshops + Digital Fees
	GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
				(in thousands)					(in thousands)
North America	$193.2	$193.9	53.8	1,802.5	2,130.7	$95.8	$96.0	15.0	534.5	542.9
International	103.5	106.1	30.3	1,033.1	1,198.6	23.1	23.9	4.9	176.0	177.1
Total	$296.7	$300.0	84.0	2,835.6	3,329.3	$118.9	$119.9	19.9	710.5	720.0

	% Change First Six Months of Fiscal 2023 vs. First Six Months of Fiscal 2022
North America	(19.4%)	(19.1%)	(12.5%)	(17.6%)	(2.0%)	(7.4%)	(7.2%)	0.4%	(2.5%)	(13.9%)
International	(17.8%)	(15.8%)	(13.5%)	(17.6%)	(5.3%)	(18.2%)	(15.3%)	(1.9%)	(1.9%)	(10.1%)
Total	(18.9%)	(18.0%)	(12.9%)	(17.6%)	(3.2%)	(9.7%)	(8.9%)	(0.2%)	(2.3%)	(13.0%)

Note: Totals may not sum due to rounding.

(in millions except percentages and as noted)

	First Six Months of Fiscal 2023
	Clinical Subscription Revenues
	GAAP	Clinical Paid Weeks	EOP Clinical Subscribers
			(in thousands)
North America	$7.6	0.4	36.8

North America Performance

The decrease in North America revenues for the first six months of fiscal 2023 versus the prior year period was driven primarily by a decrease in Subscription Revenues. The decrease in Subscription Revenues for the first six months of fiscal 2023 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by the lower number of Incoming Digital Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022. The decrease in North America Total Paid Weeks for the first six months of fiscal 2023 versus the prior year period was driven primarily by both the lower number of Total Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022.

The decrease in North America product sales and other for the first six months of fiscal 2023 versus the prior year period was driven primarily by a decline in consumer product sales as we rationalized product SKUs in North America.

International Performance

The decrease in International revenues for the first six months of fiscal 2023 versus the prior year period was driven primarily by a decrease in Subscription Revenues and, to a lesser extent, by a decrease in product sales and other. The decrease in Subscription Revenues for the first six months of fiscal 2023 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues. Digital Subscription Revenues were negatively impacted by the lower number of Incoming Digital Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022. The decrease in International Total Paid Weeks for the first six months of fiscal 2023 versus the prior year period was driven primarily by the lower number of Total Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022.

The decrease in International product sales and other for the first six months of fiscal 2023 versus the prior year period was driven primarily by a decline in consumer product sales as we continued the wind down of our International consumer products business.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied us with our primary source of liquidity. We have used these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. Upon the completion of our previously announced acquisition of Weekend Health, Inc., doing business as Sequence (“Sequence”) (the “Acquisition”), in the second quarter of fiscal 2023, we had a net cash outlay of $40.3 million on April 10, 2023 with respect to the payment of the purchase price and certain transaction costs. For additional details on the purchase price consideration for the Acquisition and related terms, see Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 5 “Acquisitions” in the Notes to the Consolidated Financial Statements. This cash outlay has reduced the liquidity available to us in the future. See “Item 1A. Risk Factors—Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)—The Acquisition may not achieve its intended results.” of this Quarterly Report on Form 10-Q and “Risk Factors—Risks Related to Our Liquidity—We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.” of our Annual Report on Form 10-K for fiscal 2022 for additional details. We currently believe that cash generated by operations, our cash on hand of approximately $91.4 million at July 1, 2023, our availability under our Revolving Credit Facility (as defined and described below) at July 1, 2023 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. See “—Long-Term Debt” for additional details on this refinancing. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity. For example, we instituted restructuring plans in recent fiscal years which have resulted in aggregate cash outlays of approximately $25.1 million in the first six months of fiscal 2023 and are expected to result in an additional $16.1 million for the remainder of fiscal 2023. For additional details, see Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 16 “Restructuring” in the Notes to the Consolidated Financial Statements. The evolving nature, and uncertain economic impact, of the current demand environment may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to fully access our Revolving Credit Facility, may be adversely affected.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents at:

	July 1,	December 31,	Increase/
	2023	2022	(Decrease)
	(in millions)
Total current assets	$177.9	$281.3	$(103.4)
Total current liabilities	201.4	196.6	4.9
Working capital (deficit) surplus	(23.5)	84.8	108.3
Cash and cash equivalents	91.4	178.3	(86.9)
Working capital deficit, excluding cash and cash equivalents	$(114.9)	$(93.6)	$21.4

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $21.4 million increase in our working capital deficit, excluding cash and cash equivalents:

				Impact to
	July 1,	December 31,	Increase/	Working
	2023	2022	(Decrease)	Capital Deficit
	(in millions)
Portion of operating lease liabilities due within one year	$9.9	$18.0	$(8.0)	$(8.0)
Accrued interest	$5.3	$5.3	$—	$—
Derivative receivable	$10.5	$11.7	$(1.2)	$1.2
Prepaid income taxes	$17.2	$19.4	$(2.3)	$2.3
Deferred revenue	$35.7	$32.2	$3.5	$3.5
Income taxes payable	$7.2	$1.6	$5.6	$5.6
Operational liabilities and other, net of assets	$84.6	$67.8	$16.8	$16.8
Working capital deficit change, excluding cash and cash equivalents				$21.4

Note: Totals may not sum due to rounding.

The decrease in portion of operating lease liabilities due within one year was primarily due to operating lease terminations resulting from the continued rationalization of our real estate portfolio. The increase in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by an increase in accrued liabilities related to both our acquisition of Sequence in regard to cash to be paid on April 10, 2024 and lease termination accruals, and lower inventory as we rationalized product SKUs in North America and continued the wind down of our International consumer products business, partially offset by the timing of our annual bonus payment, employee termination benefit payments and an increase in receivables due to seasonality.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended:

	July 1,	July 2,
	2023	2022
	(in millions)
Net cash (used for) provided by operating activities	$(27.1)	$26.4
Net cash used for investing activities	$(58.0)	$(23.5)
Net cash used for financing activities	$(2.3)	$(2.0)

Operating Activities

Cash flows used for operating activities of $27.1 million for the first six months of fiscal 2023 reflected a change of $53.5 million from $26.4 million of cash flows provided by operating activities for the first six months of fiscal 2022. This change in cash flows from operating activities was primarily attributable to an increase in net loss in the first six months of fiscal 2023 as compared to the prior year period.

Investing Activities

Net cash used for investing activities totaled $58.0 million for the first six months of fiscal 2023, an increase of $34.6 million as compared to the first six months of fiscal 2022. This increase was primarily attributable to an increase in cash paid for acquisitions, net of cash acquired, in the first six months of fiscal 2023 as compared to the prior year period.

Financing Activities

Net cash used for financing activities totaled $2.3 million for the first six months of fiscal 2023, an increase of $0.4 million as compared to the first six months of fiscal 2022. This increase was primarily attributable to an increase in cash paid for acquisitions, partially offset by a decrease in taxes paid related to the net share settlement of equity awards, in the first six months of fiscal 2023 as compared to the prior year period.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at July 1, 2023:

Long-Term Debt

At July 1, 2023

(in millions)

July 1, 2023
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	9.7
Unamortized debt discount	10.9
Total long-term debt	$1,424.4

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

As of July 1, 2023, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.9 million of availability and $1.1 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of July 1, 2023.

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

The foregoing mandatory prepayments will be used to reduce the installments of principal on the Term Loan Facility. We may voluntarily repay outstanding loans under the Credit Facilities at any time without penalty, except for customary “breakage” costs with respect to Term SOFR loans under the Credit Facilities.

In June 2023, in connection with the planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with Term SOFR as the benchmark rate under the Credit Agreement, which will be calculated to include a credit spread adjustment of 0.11448%, 0.26161%, 0.42826%, or 0.71513% for 1, 3, 6, or 12 months period, respectively, in addition to the Term SOFR Screen Rate (as defined in the Credit Agreement) and the margin (which was not amended).

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of July 1, 2023, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default. As of July 1, 2023, we were in compliance with the covenants under the Credit Agreement that were in effect on such date.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, and an additional step down to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of July 1, 2023, our actual Consolidated First Lien Leverage Ratio was 7.48:1.00 and there were no borrowings under our Revolving Credit Facility and total letters of credit issued were $1.1 million. We were not in compliance with the Consolidated First Lien Leverage Ratio as of July 1, 2023, and as a result, we are limited to borrowing no more than 35%, or $61.3 million, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until we comply with the applicable ratio.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021 (as amended, supplemented or modified from time to time, the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. As of July 1, 2023, we were in compliance with the covenants under the Indenture that were in effect on such date.

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

Outstanding Debt

At July 1, 2023, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At July 1, 2023 and December 31, 2022, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 11 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.35% and 5.45% per annum at July 1, 2023 and December 31, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 6.37% and 5.50% per annum at July 1, 2023 and December 31, 2022, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at July 1, 2023:

Total Debt Obligation

(Including Current Portion)

At July 1, 2023

(in millions)

Remainder of fiscal 2023	$—
Fiscal 2024	—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	10.0
Fiscal 2028	935.0
Thereafter	500.0
Total	$1,445.0

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At July 1, 2023 and July 2, 2022, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a gain of $8.0 million and a gain of $3.5 million, respectively. At July 1, 2023 and July 2, 2022, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $15.5 million and a loss of $14.1 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. The repurchase program currently has no expiration date. During the six months ended July 1, 2023 and July 2, 2022, we repurchased no shares of our common stock under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, and certain non-recurring transaction costs in connection with the acquisition of Sequence.

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net income (loss), the most comparable GAAP financial measure, for the three and six months ended July 1, 2023 and July 2, 2022, and EBITDAS and Adjusted EBITDAS to net loss for the trailing twelve months ended July 1, 2023:

(in millions)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023		July 2, 2022	Trailing Twelve Months
Net income (loss)	$50.8	$(4.6)	$(67.9)		$(12.9)	$(306.4)
Interest	24.1	19.3	46.9		37.9	90.1
Taxes	(48.1)	(2.9)	19.5		(4.7)	(90.2)
Depreciation and amortization	11.9	10.6	22.2		21.4	43.2
Stock-based compensation	3.1	2.3	5.7		7.0	11.7
EBITDAS	$41.8	$24.7	$26.5		$48.8	$(251.6)
Franchise rights acquired and goodwill impairments	—	26.4	—		26.4	370.3
2023 plan restructuring charges	1.8	—	24.4		—	38.0
2022 plan restructuring charges	0.8	19.1	0.9		19.1	8.9
2021 plan restructuring charges	0.1	(0.6)	0.1		(0.3)	0.0
2020 plan restructuring charges	(0.0)	—	(0.0)		(0.1)	(0.6)
Acquisition transaction costs	4.9	—	8.6	(2)	—	8.6
Adjusted EBITDAS (1)	$49.4	$69.6	$60.4		$93.9	$173.7

Note: Totals may not sum due to rounding.

(1)
The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of operations for the three months ended July 1, 2023 to exclude the net impact of the $1.8 million of 2023 plan restructuring charges, the $0.8 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the reversal of $16 thousand of 2020 plan restructuring charges, and the impact of $4.9 million of acquisition transaction costs; (ii) adjusts the consolidated statements of operations for the three months ended July 2, 2022 to exclude the impact of the $26.4 million of franchise rights acquired and goodwill impairments and the net impact of the $19.1 million of 2022 plan restructuring charges and the reversal of $0.6 million of 2021 plan restructuring charges; (iii) adjusts the consolidated statements of operations for the six months ended July 1, 2023 to exclude the net impact of the $24.4 million of 2023 plan restructuring charges, the $0.9 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the reversal of $22 thousand of 2020 plan restructuring charges, and the impact of $8.6 million of acquisition transaction costs; (iv) adjusts the consolidated statements of operations for the six months ended July 2, 2022 to exclude the impact of the $26.4 million of franchise rights acquired and goodwill impairments and the net impact of the $19.1 million of 2022 plan restructuring charges, the reversal of $0.3 million of 2021 plan restructuring charges and the reversal of $0.1 million of 2020 plan restructuring charges; and (v) adjusts EBITDAS for the trailing twelve months ended July 1, 2023 to exclude the impact of the $370.3 million of franchise rights acquired and goodwill impairments, the net impact of the $38.0 million of 2023 plan restructuring charges, the $8.9 million of 2022 plan restructuring charges, the $18 thousand of 2021 plan restructuring charges and the reversal of $0.6 million of 2020 plan restructuring charges, and the impact of $8.6 million of acquisition transaction costs (which includes $3.7 million recast for the three months ended April 1, 2023). See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.
(2)
Includes stock-based compensation expense attributable to post-combination vesting of $3.9 million.

Reducing leverage is a capital structure priority for the Company. As of July 1, 2023, our total debt less unamortized deferred financing costs and unamortized debt discount/net loss ratio was (4.6)x. As of July 1, 2023, our net debt/Adjusted EBITDAS ratio was 7.7x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the six months ended:

(in millions)

July 1, 2023
Total debt	$1,445.0
Less: Unamortized deferred financing costs	9.7
Less: Unamortized debt discount	10.9
Less: Cash on hand	91.4
Net debt	$1,332.9

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

SEASONALITY

Our principal business is seasonal due to the importance of the winter season to our overall member recruitment environment. Historically, we experience our highest level of recruitment during the first quarter of the year, which is supported with the highest concentration of advertising spending. Therefore, our number of End of Period Subscribers in the first quarter of the year has been typically higher than the number in other quarters of the year, historically reflecting a decline over the course of the year.

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

We use our corporate website at corporate.ww.com and certain social media channels such as our corporate Facebook page (www.facebook.com/WW), LinkedIn page (www.linkedin.com/company/weightwatchers), Instagram account (Instagram.com/WW) and Twitter account (@ww_us) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of fiscal 2023, in connection with the previously announced planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with Term SOFR as the benchmark rate under the Credit Agreement and modified our interest rate swap agreements to transition from LIBOR-indexed to Term SOFR-indexed periodic swap payments to align with interest payments in connection with our Term SOFR-indexed debt. Other than this transition, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2022.

At the end of the second quarter of fiscal 2023, borrowings under the Credit Facilities bore interest at Term SOFR plus an applicable margin of 3.50%. For the Term Loan Facility, the minimum interest rate for Term SOFR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50%, referred to herein as the Term SOFR Floor. In addition, as of July 1, 2023, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of July 1, 2023, based on the amount of variable rate debt outstanding and the then-current Term SOFR rate, after giving consideration to the impact of the interest rate swaps and the Term SOFR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.0 million and a hypothetical 90 basis point decrease in interest rates would have decreased annual interest expense by approximately $4.0 million. This increase and decrease would have been driven primarily by the interest rate applicable to our Term Loan Facility.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2023, the end of the second quarter of fiscal 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the second quarter of fiscal 2023, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2022, as updated by the risk factors detailed in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 which are reproduced below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

From time to time, our directors and officers may engage in open-market transactions with respect to their Company equity holdings for diversification or other personal reasons. All such transactions by directors and officers must comply with the Company’s Amended and Restated Securities Trading Policy, which requires that such transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes the contracts, instructions or written plans for the purchase or sale of Company securities adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended July 1, 2023, that are or were, as the case may be, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5–1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

Name and Title	Action and Type of Plan	Date of Action	Scheduled Expiration of Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Oprah Winfrey Director	Adoption of Rule 10b5-1 Plan	5/11/2023	3/10/2025	• Sell 925,780 shares • Exercise 2,687,063 stock options and sell underlying shares • Gift 157,968 shares(2)
Oprah Winfrey Director	Termination of Rule 10b5-1 Plan(3)	5/11/2023	12/29/2023	• Sell 916,225 shares • Exercise 1,927,608 stock options and sell underlying shares • Gift 167,493 shares(2)

(1)
The plan duration is or was, as the case may be, until the date listed in this column or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.
(2)
Reflects shares proposed to be transferred by Ms. Winfrey as a gift to The Oprah Winfrey Charitable Foundation (the “Foundation”) and sold by the Foundation.
(3)
This Rule 10b5-1 Plan was originally adopted on November 15, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description

**Exhibit 2.1

Agreement and Plan of Merger, dated as of March 4, 2023, by and among WW International, Inc., Well Holdings, Inc., Weekend Health, Inc. (“Weekend Health”) and Fortis Advisors LLC, solely in its capacity as the Equityholders’ Representative (as defined therein) for Weekend Health (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023, as filed on May 4, 2023 (File No. 001-16769), and incorporated by reference).

*Exhibit 10.1

Amendment No. 1, dated as of June 2, 2023, in respect of that certain Credit Agreement, dated as of April 13, 2021, among WW International, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and issuing bank.

†*Exhibit 10.2	Separation Agreement and General Release, dated April 12, 2023, by and between WW International, Inc. and Michael Lysaght.

†*Exhibit 10.3	2023 Form of Term Sheet for Employee Performance Stock Unit Awards and 2023 Form of Terms and Conditions for Employee Performance Stock Unit Awards (Chief Executive Officer Annual Equity Award).

†*Exhibit 10.4	2023 Form of Term Sheet for Employee Performance Stock Unit Awards and 2023 Form of Terms and Conditions for Employee Performance Stock Unit Awards.

†*Exhibit 10.5	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Chief Executive Officer Annual Equity Award).

†**Exhibit 10.6

Employment Agreement, dated May 1, 2023, by and between WW Canada, ULC and Heather Stark (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 4, 2023 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by Sima Sistani, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Heather Stark, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

† Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: August 3, 2023	By:	/s/ Sima Sistani
Sima Sistani
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Heather Stark
Heather Stark
Chief Financial Officer (Principal Financial Officer)