Form 10-Q
period 2023-09-30
WW INTERNATIONAL, INC.
filed 2023-11-02
CIK 105319

Me

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of common stock outstanding as of October 26, 2023 was 79,081,017.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,498	$178,326
Receivables (net of allowances: September 30, 2023 - $1,435 and December 31, 2022 - $976)	19,178	24,273
Inventories	10,141	20,528
Prepaid income taxes	53,880	19,447
Prepaid expenses and other current assets	28,092	38,757
TOTAL CURRENT ASSETS	218,789	281,331
Property and equipment, net	22,608	28,229
Operating lease assets	55,414	75,696
Franchise rights acquired	386,168	386,745
Goodwill	244,927	155,998
Other intangible assets, net	66,532	63,306
Deferred income taxes	20,728	22,246
Other noncurrent assets	17,087	14,879
TOTAL ASSETS	$1,032,253	$1,028,430
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$9,804	$17,955
Accounts payable	19,732	18,890
Salaries and wages payable	61,794	72,577
Accrued marketing and advertising	13,645	17,927
Accrued interest	10,969	5,289
Other accrued liabilities	44,569	30,118
Income taxes payable	987	1,646
Deferred revenue	32,445	32,156
TOTAL CURRENT LIABILITIES	193,945	196,558
Long-term debt, net	1,425,419	1,422,284
Long-term operating lease liabilities	56,643	68,099
Deferred income taxes	15,932	25,084
Other	15,481	2,185
TOTAL LIABILITIES	1,707,420	1,714,210
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 130,048 shares issued at September 30, 2023 and 122,052 shares issued at December 31, 2022	0	0
Treasury stock, at cost, 51,030 shares at September 30, 2023 and 51,496 shares at December 31, 2022	(3,073,196)	(3,097,304)
Retained earnings	2,409,997	2,416,994
Accumulated other comprehensive loss	(11,968)	(5,470)
TOTAL DEFICIT	(675,167)	(685,780)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,032,253	$1,028,430

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Subscription revenues, net	$203,496	$220,746	$626,667	$718,122
Product sales and other, net	11,375	28,972	56,927	98,810
Revenues, net	214,871	249,718	683,594	816,932
Cost of subscription revenues	67,080	73,541	233,354	243,710
Cost of product sales and other	6,036	23,826	45,794	77,811
Cost of revenues	73,116	97,367	279,148	321,521
Gross profit	141,755	152,351	404,446	495,411
Marketing expenses	48,114	35,696	187,468	195,123
Selling, general and administrative expenses	63,034	58,443	188,638	193,320
Franchise rights acquired and goodwill impairments	—	312,741	—	339,161
Operating income (loss)	30,607	(254,529)	28,340	(232,193)
Interest expense	24,508	20,912	71,429	58,837
Other expense (income), net	815	1,344	(36)	3,303
Income (loss) before income taxes	5,284	(276,785)	(43,053)	(294,333)
Benefit from income taxes	(38,447)	(70,749)	(18,933)	(73,246)
Net income (loss)	$43,731	$(206,036)	$(24,120)	$(221,087)
Earnings (net loss) per share
Basic	$0.55	$(2.93)	$(0.32)	$(3.15)
Diluted	$0.54	$(2.93)	$(0.32)	$(3.15)
Weighted average common shares outstanding
Basic	78,979	70,383	75,861	70,258
Diluted	80,638	70,383	75,861	70,258

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net income (loss)	$43,731	$(206,036)	$(24,120)	$(221,087)
Other comprehensive (loss) gain:
Foreign currency translation loss	(2,639)	(9,552)	(1,710)	(18,018)
Income tax benefit on foreign currency translation loss	660	2,406	428	4,530
Foreign currency translation loss, net of taxes	(1,979)	(7,146)	(1,282)	(13,488)
(Loss) gain on derivatives	(3,280)	8,590	(6,955)	27,748
Income tax benefit (expense) on (loss) gain on derivatives	820	(2,159)	1,739	(6,973)
(Loss) gain on derivatives, net of taxes	(2,460)	6,431	(5,216)	20,775
Total other comprehensive (loss) gain	(4,439)	(715)	(6,498)	7,287
Comprehensive income (loss)	$39,292	$(206,751)	$(30,618)	$(213,800)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

Three Months Ended September 30, 2023					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at July 1, 2023	130,048	$0	51,146	$(3,079,073)	$(7,529)	$2,368,375	$(718,227)
Comprehensive income (loss)					(4,439)	43,731	39,292
Issuance of treasury stock under stock plans			(116)	5,877		(5,334)	543
Compensation expense on share-based awards						3,225	3,225
Balance at September 30, 2023	130,048	$0	51,030	$(3,073,196)	$(11,968)	$2,409,997	$(675,167)

Nine Months Ended September 30, 2023					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 31, 2022	122,052	$0	51,496	$(3,097,304)	$(5,470)	$2,416,994	$(685,780)
Comprehensive loss					(6,498)	(24,120)	(30,618)
Issuance of treasury stock under stock plans			(466)	24,108		(24,776)	(668)
Compensation expense on share-based awards						8,956	8,956
Issuance of common stock	7,996					32,943	32,943
Balance at September 30, 2023	130,048	$0	51,030	$(3,073,196)	$(11,968)	$2,409,997	$(675,167)

Three Months Ended October 1, 2022					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at July 2, 2022	122,052	$0	51,691	$(3,107,324)	$(10,602)	$2,663,133	$(454,793)
Comprehensive loss					(715)	(206,036)	(206,751)
Issuance of treasury stock under stock plans			(24)	1,226		(1,246)	(20)
Compensation expense on share-based awards						3,376	3,376
Balance at October 1, 2022	122,052	$0	51,667	$(3,106,098)	$(11,317)	$2,459,227	$(658,188)

Nine Months Ended October 1, 2022					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 1, 2022	122,052	$0	51,988	$(3,120,149)	$(18,604)	$2,685,849	$(452,904)
Comprehensive (loss) income					7,287	(221,087)	(213,800)
Issuance of treasury stock under stock plans			(321)	14,051		(15,897)	(1,846)
Compensation expense on share-based awards						10,362	10,362
Balance at October 1, 2022	122,052	$0	51,667	$(3,106,098)	$(11,317)	$2,459,227	$(658,188)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30,	October 1,
	2023	2022
Operating activities:
Net loss	$(24,120)	$(221,087)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	39,805	33,371
Amortization of deferred financing costs and debt discount	3,763	3,763
Impairment of franchise rights acquired and goodwill	—	339,161
Impairment of intangible and long-lived assets	197	2,088
Share-based compensation expense	12,838	10,362
Deferred tax benefit	(7,449)	(107,879)
Allowance for doubtful accounts	407	54
Reserve for inventory obsolescence	1,897	4,712
Foreign currency exchange rate (gain) loss	(31)	3,562
Changes in cash due to:
Receivables	9,117	(9,760)
Inventories	9,009	(725)
Prepaid expenses	(27,301)	17,613
Accounts payable	1,221	(3,634)
Accrued liabilities	(17,010)	15,390
Deferred revenue	309	(3,576)
Other long term assets and liabilities, net	(2,701)	(4,662)
Income taxes	(1,104)	1,793
Cash (used for) provided by operating activities	(1,153)	80,546
Investing activities:
Capital expenditures	(2,143)	(1,756)
Capitalized software expenditures	(26,190)	(27,584)
Cash paid for acquisitions, net of cash acquired	(38,362)	(4,350)
Other items, net	(14)	(29)
Cash used for investing activities	(66,709)	(33,719)
Financing activities:
Taxes paid related to net share settlement of equity awards	(1,417)	(1,938)
Proceeds from stock options exercised	710	—
Cash paid for acquisitions	(1,178)	(113)
Other items, net	(43)	(86)
Cash used for financing activities	(1,928)	(2,137)
Effect of exchange rate changes on cash and cash equivalents	(1,038)	(10,193)
Net (decrease) increase in cash and cash equivalents	(70,828)	34,497
Cash and cash equivalents, beginning of period	178,326	153,794
Cash and cash equivalents, end of period	$107,498	$188,291

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

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex and involve judgment and the use of estimates and assumptions based on available information. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, such entity is consolidated in the Company’s consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change.

The Company operates certain clinical telehealth groups which are deemed to be Friendly-Physician Entities (“FPEs”) and due to legal requirements, the physician-owners must retain 100% of the equity interest. The Company’s agreements with FPEs generally consist of both an Administrative Service Agreement, which provides for various administrative and management services to be provided by the Company to the FPE, and Stock Transfer Restriction (“STR”) agreements with the physician-owners of the FPEs, which provide for the transition of ownership interest of the FPEs under certain conditions. The Company has the right to receive income as an ongoing management fee, which effectively absorbs all of the residual interests, and can also provide financial support through loans to the FPEs. The Company has exclusive responsibility for the provision of all nonmedical services including technology and intellectual property required for the day-to-day operation and management of each of the FPEs. In addition, the STR agreements provide that the Company has the right to designate a person(s) to purchase the equity interest of the FPE for a nominal amount in the event of a succession event at the Company’s discretion. Based on the provisions of these agreements, the Company determined that the FPEs are VIEs due to their equity holder having insufficient capital at risk, and the Company has a variable interest in the FPEs.

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

With respect to the Company’s previously announced change in segment reporting, segment data for the three and nine months ended October 1, 2022 has been updated to reflect the new reportable segment structure. See Notes 4 and 14 for disclosures related to segments.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2022 filed on March 6, 2023, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

Revision of Previously Issued Consolidated Financial Statements

After the three months ended September 30, 2023, the Company identified misstatements in its accounting for income taxes resulting primarily from the recording of a U.S. deferred tax liability related to a foreign branch of the U.S., partially offset by a U.S. deferred tax asset related to its U.S. leases, that should have been recorded in prior fiscal years. The Company evaluated the misstatements and concluded that the misstatements were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements.

To correct the immaterial misstatements, the Company has revised its previously issued consolidated financial statements as of and for the year ended December 31, 2022 and its unaudited consolidated financial statements for the nine months ended October 1, 2022. The revision of the historical consolidated financial statements also includes the correction of other immaterial misstatements that the Company had previously recorded as out-of-period adjustments. The Company had previously determined that these previously identified misstatements did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements and reached the same conclusion when aggregating the previously identified misstatements with the recently identified misstatements. See Note 17 for further information regarding the misstatements and related revisions.

The accompanying financial statements and relevant notes to the consolidated financial statements for the periods referenced above in this Quarterly Report on Form 10-Q have been revised to correct for such misstatements. Additionally, the Company will further present the revisions of its previously issued consolidated financial statements and relevant notes to the consolidated financial statements as of and for the year ended December 31, 2022 and prior in connection with the future filing of its 2023 Annual Report on Form 10-K.

2.
Accounting Standards Adopted in Current Year

There were no new accounting standards adopted during the nine months ended September 30, 2023.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

3.
Leases

At September 30, 2023 and December 31, 2022, the Company’s lease assets and lease liabilities, primarily for its studios and corporate offices, were as follows:

	September 30, 2023	December 31, 2022
Assets:
Operating leases	$55,414	$75,696
Finance leases	10	54
Total lease assets	$55,424	$75,750

Liabilities:
Current
Operating leases	$9,804	$17,955
Finance leases	9	31
Noncurrent
Operating leases	56,643	68,099
Finance leases	0	7
Total lease liabilities	$66,456	$86,092

For the three and nine months ended September 30, 2023 and October 1, 2022, the components of the Company’s lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Operating lease cost:
Fixed lease cost	$4,312	$9,071	$17,423	$24,974
Lease termination (benefit) cost	(538)	(189)	11,512	1,912
Variable lease cost	15	7	46	20
Total operating lease cost	$3,789	$8,889	$28,981	$26,906
Finance lease cost:
Amortization of leased assets	5	25	$43	$86
Interest on lease liabilities	0	4	1	6
Total finance lease cost	$5	$29	$44	$92
Total lease cost	$3,794	$8,918	$29,025	$26,998

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023. The Company recorded $931 and $2,455 of sublease income for the three and nine months ended September 30, 2023, respectively, as an offset to general and administrative expenses.

At September 30, 2023 and December 31, 2022, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	September 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term (years)
Operating leases	7.42	6.90
Finance leases	0.62	1.00

Weighted Average Discount Rate
Operating leases	7.48	7.03
Finance leases	3.91	3.52

The Company’s leases have remaining lease terms of 0 to 9 years with a weighted average lease term of 7.42 years as of September 30, 2023.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At September 30, 2023, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2023	$2,778	$2	$2,780
Fiscal 2024	15,307	7	15,314
Fiscal 2025	13,054	—	13,054
Fiscal 2026	10,056	—	10,056
Fiscal 2027	9,590	—	9,590
Fiscal 2028	9,277	—	9,277
Thereafter	26,919	—	26,919
Total lease payments	$86,981	$9	$86,990
Less imputed interest	20,534	0	20,534
Present value of lease liabilities	$66,447	$9	$66,456

Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and October 1, 2022 were as follows:

	Nine Months Ended
	September 30,	October 1,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17,826	$24,244
Operating cash flows from finance leases	$1	$6
Financing cash flows from finance leases	$43	$86

Lease assets (modified) obtained in exchange for (modified) new operating lease liabilities	$(6,683)	$11,160
Lease assets obtained in exchange for new finance lease liabilities	$—	$44

4.
Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Digital Subscription Revenues	$140,889	$155,881	$437,613	$521,582
Workshops + Digital Fees	52,618	64,865	171,473	196,540
Clinical Subscription Revenues	9,989	—	17,581	—
Subscription Revenues, net	$203,496	$220,746	$626,667	$718,122
Product sales and other, net	11,375	28,972	56,927	98,810
Revenues, net	$214,871	$249,718	$683,594	$816,932

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Segment information for the three and nine months ended October 1, 2022 presented below has been updated to reflect the new reportable segment structure. The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Three Months Ended September 30, 2023
	North America	International	Total
Digital Subscription Revenues	$92,437	$48,452	$140,889
Workshops + Digital Fees	42,867	9,751	52,618
Clinical Subscription Revenues	9,989	—	9,989
Subscription Revenues, net	$145,293	$58,203	$203,496
Product sales and other, net	9,394	1,981	11,375
Revenues, net	$154,687	$60,184	$214,871

	Three Months Ended October 1, 2022
	North America	International	Total
Digital Subscription Revenues	$102,735	$53,146	$155,881
Workshops + Digital Fees	52,113	12,752	64,865
Subscription Revenues, net	$154,848	$65,898	$220,746
Product sales and other, net	21,621	7,351	28,972
Revenues, net	$176,469	$73,249	$249,718

	Nine Months Ended September 30, 2023
	North America	International	Total
Digital Subscription Revenues	$285,655	$151,958	$437,613
Workshops + Digital Fees	138,639	32,834	171,473
Clinical Subscription Revenues	17,581	—	17,581
Subscription Revenues, net	$441,875	$184,792	$626,667
Product sales and other, net	46,025	10,902	56,927
Revenues, net	$487,900	$195,694	$683,594

	Nine Months Ended October 1, 2022
	North America	International	Total
Digital Subscription Revenues	$342,489	$179,093	$521,582
Workshops + Digital Fees	155,558	40,982	196,540
Subscription Revenues, net	$498,047	$220,075	$718,122
Product sales and other, net	71,478	27,332	98,810
Revenues, net	$569,525	$247,407	$816,932

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 31, 2022	$32,156	$360
Net increase (decrease) during the period	289	(155)
Balance as of September 30, 2023	$32,445	$205

Balance as of January 1, 2022	$45,855	$28
Net (decrease) increase during the period	(6,083)	11
Balance as of October 1, 2022	$39,772	$39

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Revenue recognized from amounts included in current deferred revenue as of December 31, 2022 was $31,855 for the nine months ended September 30, 2023. Revenue recognized from amounts included in current deferred revenue as of January 1, 2022 was $44,375 for the nine months ended October 1, 2022. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, represents revenue that will not be recognized during the next 12 months and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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

As consideration for the Acquisition, the Company agreed to pay an aggregate amount equal to $132,000, subject to the adjustments set forth in the Merger Agreement (the “Merger Consideration”). Subject to the terms and conditions of the Merger Agreement, the Merger Consideration has been paid, or is payable, as follows: (i) approximately $64,217 in cash (inclusive of approximately $25,800 of cash on the balance sheet of Sequence) and approximately $34,702 in the form of approximately 7,996 newly issued shares of Company common stock (valued at $4.34 per share), in each case, paid on or promptly following the Closing Date, (ii) $16,000 in cash to be paid on April 10, 2024, and (iii) $16,000 in cash to be paid on April 10, 2025, in each case, subject to the adjustments and deductions set forth in the Merger Agreement.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table shows the purchase price allocation for Sequence to the acquired identifiable assets, liabilities assumed and goodwill:

Total consideration:
Cash paid at closing	$64,217
Cash to be paid on April 10, 2024	16,000
Cash to be paid on April 10, 2025 (1)	12,420
Total cash payments		$92,637
Less stock-based compensation expense attributable to post combination vesting		(3,882)

Common shares issued	7,996
Stock price as of April 10, 2023 (2)	$4.12
Total stock issuance purchase price (2)		32,943
Aggregated merger consideration		$121,698

Assets acquired:
Cash	$25,776
Prepaid expenses and other current assets	2,220
Property, plant and equipment	34
Intangible assets	7,768
Total assets acquired		35,798

Liabilities assumed:
Accounts payable	$70
Accrued liabilities	14
Deferred revenue	1,300
Deferred tax liability	1,906
Total liabilities assumed		3,290

Net assets acquired		32,508

Total goodwill		$89,190

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

The Company incurred transaction-related costs of $0 and $8,605 for the three and nine months ended September 30, 2023, respectively. These costs were associated with legal and professional services and were recognized as operating expenses on the consolidated statements of operations.

The Company’s consolidated statements of operations for the three and nine months ended September 30, 2023 included total revenue of $9,989 and $17,581, respectively, and net loss of $3,133 and $4,763, respectively, from Sequence.

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

6.
Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended September 30, 2023, the change in the carrying value of franchise rights acquired was due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005, Sequence in 2023 and the Company’s franchised territories. See Note 5 for additional information about acquisitions by the Company. For the nine months ended September 30, 2023, the change in the carrying amount of goodwill was due to the acquisition of Sequence and the effect of exchange rate changes as follows:

	North America	International	Total
Balance as of January 1, 2022	$147,530	$9,844	$157,374
Goodwill acquired during the period	—	5,936	5,936
Goodwill impairment	(1,101)	(2,023)	(3,124)
Effect of exchange rate changes	(2,862)	(1,326)	(4,188)
Balance as of December 31, 2022	$143,567	$12,431	$155,998
Goodwill acquired during the period	89,190	—	89,190
Effect of exchange rate changes	(6)	(255)	(261)
Balance as of September 30, 2023	$232,751	$12,176	$244,927

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested for potential impairment on at least an annual basis or more often if events so require.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Australia, United Kingdom and New Zealand as of the September 30, 2023 balance sheet date were $374,354, $3,995, $2,688 and $2,295, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. Excluding the goodwill associated with the acquisition of Sequence, the Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill, excluding the acquisition of Sequence, in the United States, Canada and other countries as of the September 30, 2023 balance sheet date were $104,020, $39,541 and $12,176, respectively.

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

Based on the results of the Company’s May 7, 2023 annual franchise rights acquired impairment analysis performed for all of its units of account, all units, except for New Zealand, had an estimated fair value at least 70% higher than the respective unit’s carrying amount. Collectively, these units of account represented 99.4% of the Company’s franchise rights acquired as of the September 30, 2023 balance sheet date. Based on the results of the Company’s May 7, 2023 annual franchise rights acquired impairment analysis performed for its New Zealand unit of account, which held 0.6% of the Company’s franchise rights acquired as of the September 30, 2023 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 20%. Accordingly, a change in the underlying assumptions for the New Zealand unit of account may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $2,295 as of September 30, 2023.

In performing the annual franchise rights acquired impairment analysis for fiscal 2023, in the Company’s hypothetical start-up approach analysis, for the year of maturity, it assumed Workshops + Digital revenue (comprised of Workshops + Digital Fees and revenues from products sold to members in studios) growth of (37.1%) to (18.4%) in the year of maturity from fiscal 2022, in each case, earned in the applicable country, and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 2.8%. For the year of maturity and beyond, the Company assumed operating income margin rates of (6.4%) to 12.7%. In the Company’s relief from royalty approach, it assumed Digital revenue growth in each country of (14.8%) to 7.5% for fiscal 2023.

Based on the results of the Company’s May 7, 2023 annual goodwill impairment analysis performed for all of its reporting units, all units, except for the Republic of Ireland, had an estimated fair value at least 120% higher than the respective unit’s carrying amount. Collectively, these reporting units represented 99.1% of the Company’s goodwill as of the September 30, 2023 balance sheet date. Based on the results of the Company’s May 7, 2023 annual goodwill impairment analysis performed for its Republic of Ireland reporting unit, which held 0.9% of the Company’s goodwill as of the September 30, 2023 balance sheet date, the estimated fair value of this reporting unit exceeded its carrying value by approximately 55%. Accordingly, a change in the underlying assumptions for the Republic of Ireland may change the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to the Republic of Ireland, for which the net book value was $2,307 as of September 30, 2023.

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

Indefinite-Lived Franchise Rights Acquired Interim Impairment Test

During the quarter ended October 1, 2022, the Company identified various qualitative and quantitative factors which collectively, when combined with the difference or lack thereof between the estimated fair value of the applicable unit of account and its carrying value for the United States, Canada and New Zealand units of account, indicated a triggering event had occurred within these units of account. These factors included actual business performance as compared to the assumptions used in its annual impairment test, the continued decline in the Company’s market capitalization and market factors, including the increase in interest rates. As a result of this triggering event, the Company performed an interim impairment test of these units of account. In performing this interim impairment test as of October 1, 2022, the Company determined that the carrying amounts of its United States, Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States, Canada and New Zealand units of account of $298,291, $13,312 and $1,138, respectively, in the third quarter of fiscal 2022. The preponderance of these impairments was driven by the increased weighted-average cost of capital used in this interim impairment test as compared to the weighted-average cost of capital used in the May 8, 2022 annual impairment test of its indefinite-lived franchise rights acquired, reflecting market factors including higher interest rates and the trading values of the Company's equity and debt.

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

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$109,250	$101,753	$107,229	$94,375
Website development costs	164,975	113,570	133,818	91,482
Trademarks	12,177	12,003	12,162	11,882
Other	13,949	6,493	13,961	6,125
Trademarks and other intangible assets	$300,351	$233,819	$267,170	$203,864
Franchise rights acquired	8,209	5,373	8,164	5,101
Total finite-lived intangible assets	$308,560	$239,192	$275,334	$208,965

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $13,628 and $32,590 for the three and nine months ended September 30, 2023, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,347 and $25,282 for the three and nine months ended October 1, 2022, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2023	$10,937
Fiscal 2024	$27,292
Fiscal 2025	$17,679
Fiscal 2026	$5,500
Fiscal 2027	$725
Fiscal 2028	$533
Thereafter	$6,702

7.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	September 30, 2023				December 31, 2022
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	4,989	10,340	8.99%	945,000	5,821	12,064	5.85%
Senior Secured Notes due April 15, 2029	500,000	4,252	—	4.65%	500,000	4,831	—	4.70%
Total	$1,445,000	$9,241	$10,340	7.48%	$1,445,000	$10,652	$12,064	5.45%
Less: Current portion	—				—
Unamortized deferred financing costs	9,241				10,652
Unamortized debt discount	10,340				12,064
Total long-term debt	$1,425,419				$1,422,284

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

As of September 30, 2023, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,921 of availability and $1,079 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2023.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of September 30, 2023, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, and an additional step down to 5.00:1.00 for the period following the first fiscal quarter of 2025. As of September 30, 2023, the Company’s actual Consolidated First Lien Leverage Ratio was 8.64:1.00 and there were no borrowings under its Revolving Credit Facility and total letters of credit issued were $1,079. The Company was not in compliance with the Consolidated First Lien Leverage Ratio as of September 30, 2023, and as a result, the Company is limited to borrowing no more than 35%, or $61,250, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until the Company complies with the applicable ratio.

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

Outstanding Debt

At September 30, 2023, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At September 30, 2023 and December 31, 2022, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.48% and 5.45% per annum at September 30, 2023 and December 31, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 6.44% and 5.50% per annum at September 30, 2023 and December 31, 2022, respectively, based on interest rates on these dates.

8.
Per Share Data

Basic earnings (net loss) per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted earnings (net loss) per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings (net loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$43,731	$(206,036)	$(24,120)	$(221,087)
Denominator:
Weighted average shares of common stock outstanding	78,979	70,383	75,861	70,258
Effect of dilutive common stock equivalents	1,659	—	—	—
Weighted average diluted common shares outstanding	80,638	70,383	75,861	70,258
Earnings (net loss) per share
Basic	$0.55	$(2.93)	$(0.32)	$(3.15)
Diluted	$0.54	$(2.93)	$(0.32)	$(3.15)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted earnings (net loss) per share was 6,770 and 9,229 for the three months ended September 30, 2023 and October 1, 2022, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 9,341 and 8,307 for the nine months ended September 30, 2023 and October 1, 2022, respectively.

9.
Taxes

Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2023 were (727.7%) and 44.0%, respectively, compared to 25.6% and 24.9% for the three and nine months ended October 1, 2022, respectively. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. In fiscal 2023, the Company was required to increase the valuation allowance recorded against U.S. deferred tax assets as a result of the limitation on interest deductions in the U.S. The forecasted full-year tax expense, which included the increase in valuation allowance, in relation to the Company’s forecasted full-year pretax loss (albeit minimal), drove an unusually high negative annual effective tax rate, resulting in an income tax benefit of $18,933 for the nine months ended September 30, 2023. This tax benefit resulted in an income tax benefit of $38,447 for the three months ended September 30, 2023, since an income tax expense of $19,515 was recorded for the six months ended July 1, 2023.

For the nine months ended September 30, 2023, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income (“FDII”). For the nine months ended October 1, 2022, the tax benefit was impacted by a U.S. state tax rate change, partially offset by tax shortfalls from stock compensation. For the nine months ended October 1, 2022, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII.

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

As of September 30, 2023 and December 31, 2022, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

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

As of September 30, 2023, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $5,507 ($7,192 before taxes). As of December 31, 2022, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $10,723 ($14,146 before taxes).

The following table presents the aggregate fair value of the Company’s derivative financial instruments by balance sheet classification and location:

			Fair Value
	Balance Sheet Classification	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets:
Interest rate swaps - current swaps	Current asset	Prepaid expenses and other current assets	$7,272	$11,748
Interest rate swaps - current swaps	Noncurrent asset	Other noncurrent assets	—	2,450
Total assets			$7,272	$14,198

The Company is hedging forecasted transactions for periods not exceeding the next year. The Company expects approximately $7,926 ($10,569 before taxes) of net derivative gains included in accumulated other comprehensive loss at September 30, 2023, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of September 30, 2023 and December 31, 2022. Since there were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2023 and December 31, 2022, the fair value approximated a carrying value of $0 at both September 30, 2023 and December 31, 2022.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of September 30, 2023 and December 31, 2022, the fair value of the Company’s long-term debt was approximately $1,058,128 and $782,384, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,425,419 and $1,422,284, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing Term SOFR interest rate and Term SOFR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap current asset at September 30, 2023	$7,272	$—	$7,272	$—
Interest rate swap current asset at December 31, 2022	$11,748	$—	$11,748	$—
Interest rate swap noncurrent asset at December 31, 2022	$2,450	$—	$2,450	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the nine months ended September 30, 2023 and the fiscal year ended December 31, 2022.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

13.
Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Nine Months Ended September 30, 2023
	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 31, 2022	$10,723	$(16,193)	$(5,470)
Other comprehensive income (loss) before reclassifications, net of tax	1,778	(1,282)	496
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(6,994)	—	(6,994)
Net current period other comprehensive loss	$(5,216)	$(1,282)	$(6,498)
Ending balance at September 30, 2023	$5,507	$(17,475)	$(11,968)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

	Nine Months Ended October 1, 2022
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at January 1, 2022	$(10,843)	$(7,761)	$(18,604)
Other comprehensive income (loss) before reclassifications, net of tax	17,350	(13,488)	3,862
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	3,425	—	3,425
Net current period other comprehensive income (loss)	$20,775	$(13,488)	$7,287
Ending balance at October 1, 2022	$9,932	$(21,249)	$(11,317)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Gain (Loss) on Qualifying Hedges
Interest rate contracts	$3,559	$(326)	$9,327	$(4,575)	Interest expense
	3,559	(326)	9,327	(4,575)	Income (loss) before income taxes
	(890)	82	(2,333)	1,150	Benefit from income taxes
	$2,669	$(244)	$6,994	$(3,425)	Net income (loss)

(1)
Amounts in parentheses indicate debits to profit/loss

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

14.
Segment Data

As previously disclosed, effective the first day of fiscal 2023 (i.e., January 1, 2023), the Company realigned its organizational structure and resources to more closely align with its strategic priorities and centralized the global management of certain functions and systems. As a result of the change in its organizational structure, the Company now has two reportable segments, consisting of North America and International, for the purpose of making operational and resource decisions and assessing financial performance. “North America” refers to the Company’s North American Company-owned operations and franchise revenues and related costs; and “International” refers to the Company’s Continental Europe Company-owned operations, United Kingdom Company-owned operations, and Australia, New Zealand and emerging markets operations. The new reportable segments will continue to provide similar services and products. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results. Segment information for the three and nine months ended October 1, 2022 presented below has been updated to reflect the new reportable segment structure.

Information about the Company’s reportable segments is as follows:

	Total Revenues, net		Total Revenues, net
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
North America	$154,687	$176,469	$487,900	$569,525
International	60,184	73,249	195,694	247,407
Total revenues, net	$214,871	$249,718	$683,594	$816,932

	Net Income (Loss)		Net Loss
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Segment operating income (loss):
North America	$36,064	$(255,102)	$81,850	$(207,039)
International	23,675	29,074	55,797	77,216
Total segment operating income (loss)	59,739	(226,028)	137,647	(129,823)
General corporate expenses	29,132	28,501	109,307	102,370
Interest expense	24,508	20,912	71,429	58,837
Other expense (income), net	815	1,344	(36)	3,303
Benefit from income taxes	(38,447)	(70,749)	(18,933)	(73,246)
Net income (loss)	$43,731	$(206,036)	$(24,120)	$(221,087)

	Depreciation and Amortization		Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
North America	$8,523	$7,939	$24,719	$24,738
International	237	362	787	1,347
Total segment depreciation and amortization	8,760	8,301	25,506	26,085
General corporate depreciation and amortization	7,431	3,532	18,062	11,049
Depreciation and amortization	$16,191	$11,833	$43,568	$37,134

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $62 and $384 for the three and nine months ended September 30, 2023, respectively, and $284 and $860 for the three and nine months ended October 1, 2022, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at September 30, 2023 and December 31, 2022 was $61 and $0, respectively.

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

The Company has committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). In connection with the 2023 Plan, the Company previously expected to record restructuring charges of approximately $39,000 to $46,000 in the aggregate. The Company revised its estimate and currently expects to record restructuring charges in connection with the 2023 Plan of approximately $47,000 to $54,000 in the aggregate. For the fiscal year ended December 31, 2022, the Company recorded restructuring charges totaling $13,608 ($10,201 after tax) in connection with the 2023 Plan. For the three and nine months ended September 30, 2023, the Company recorded restructuring charges totaling $6,187 ($4,640 after tax) and $30,603 ($22,949 after tax), respectively, in connection with the 2023 Plan.

The Organizational Restructuring has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide. In connection with the Organizational Restructuring, the Company previously expected to record restructuring charges of approximately $16,000 to $19,000 in the aggregate, consisting primarily of general and administrative expenses. The Company revised its estimate and currently expects to record restructuring charges in connection with the Organizational Restructuring of approximately $21,000 to $26,000 in the aggregate. A significant portion of these charges were recorded in the fourth quarter of fiscal 2022 at the time management resolved to undertake the Organizational Restructuring. For the fiscal year ended December 31, 2022, the Company recorded employee termination benefit costs related to the Organizational Restructuring totaling $11,810 ($8,853 after tax). For the three and nine months ended September 30, 2023, the Company recorded employee termination benefit costs related to the Organizational Restructuring totaling $4,025 ($3,018 after tax) and $8,901 ($6,675 after tax), respectively.

In connection with the Real Estate Restructuring, the Company previously expected to record restructuring charges of approximately $20,000 to $24,000 in the aggregate, the majority of which was recorded in the first quarter of fiscal 2023. The Company revised its estimate and currently expects to record restructuring charges in connection with the Real Estate Restructuring of approximately $22,000 to $24,000 in the aggregate. For the fiscal year ended December 31, 2022, the Company recorded employee termination benefit costs related to the Real Estate Restructuring totaling $1,798 ($1,348 after tax). For the three and nine months ended September 30, 2023, in connection with the Real Estate Restructuring, the Company recorded lease termination and other related costs totaling $(523) ($(392) after tax) and $14,371 ($10,777 after tax), respectively, and employee termination benefit costs totaling $562 ($421 after tax) and $4,825 ($3,618 after tax), respectively.

Additionally, the Company previously expected to record other restructuring costs of approximately $3,000 in the aggregate in fiscal 2023. The Company revised its estimate and currently expects to record other restructuring charges of approximately $4,000 in the aggregate in fiscal 2023.

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

For the three and nine months ended September 30, 2023, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Real Estate Restructuring - Lease termination and other related costs	$(523)	$14,371
Real Estate Restructuring - Employee termination benefit costs	562	4,825
Organizational Restructuring - Employee termination benefit costs	4,025	8,901
Other costs	2,123	2,506
Total restructuring charges	$6,187	$30,603

For the three and nine months ended September 30, 2023, restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Cost of revenues	$444	$19,869
Selling, general and administrative expenses	5,743	10,734
Total restructuring charges	$6,187	$30,603

For the fiscal year ended December 31, 2022, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

Fiscal Year Ended
December 31, 2022
Real Estate Restructuring - Employee termination benefit costs	$1,798
Organizational Restructuring - Employee termination benefit costs	11,810
Total restructuring charges	$13,608

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

In connection with the Real Estate Restructuring, for the nine months ended September 30, 2023, the Company made payments of $11,224 towards the liability for the lease termination costs and increased provision estimates by $67. In connection with the Real Estate Restructuring, for the nine months ended September 30, 2023, the Company made payments of $4,347 towards the liability for the employee termination benefit costs. In connection with the Organizational Restructuring, for the nine months ended September 30, 2023, the Company made payments of $11,172 towards the liability for the employee termination benefit costs.

The Company expects the remaining lease termination liability related to the Real Estate Restructuring of $528, the remaining employee termination benefit liability related to the Real Estate Restructuring of $2,275 and the remaining employee termination benefit liability related to the Organizational Restructuring of $9,539 to be paid in full by the end of fiscal 2025.

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

For the nine months ended September 30, 2023, the Company made payments of $122 towards the liability for the lease termination costs and decreased provision estimates by $425. For the nine months ended September 30, 2023, the Company made payments of $7,636 towards the liability for the employee termination benefit costs and increased provision estimates by $1,067.

As of September 30, 2023, there was no outstanding lease termination liability. The Company expects the remaining employee termination benefit liability of $1,692 to be paid in full by the end of fiscal 2024.

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

For the nine months ended September 30, 2023, the Company made payments of $507 towards the liability for the employee termination benefit costs and increased provision estimates by $57.

As of September 30, 2023, there was no outstanding lease termination liability and no outstanding employee termination benefit liability.

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

For the nine months ended September 30, 2023, the Company made payments of $97 towards the liability for the employee termination benefit costs and decreased provision estimates by $20.

As of September 30, 2023, there was no outstanding lease termination liability and no outstanding employee termination benefit liability.
17.
Revision of Previously Issued Financial Statements

As disclosed in Note 1, after the three months ended September 30, 2023, the Company identified misstatements in its accounting for income taxes resulting primarily from the recording of a U.S. deferred tax liability related to a foreign branch of the U.S., partially offset by a U.S. deferred tax asset related to its U.S. leases, that should have been recorded in prior fiscal years. The Company concluded that these misstatements were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements, and is revising its previously issued consolidated financial statements to correct for these misstatements. In connection with such revisions, the Company is also correcting for other previously identified immaterial misstatements that were previously corrected as out-of-period adjustments during the year ended December 31, 2022.

Due to these misstatements, which originated prior to fiscal 2023, the opening retained earnings balance as of January 1, 2023 was overstated by $5,465 due to the net impact of the income tax misstatement of $1,965 and other previously identified misstatements of $3,500. Such previously identified misstatements were previously corrected through out-of-period adjustments and included income tax misstatements related to the reversal of (i) a basis difference related to goodwill and other intangibles and (ii) a U.S. federal income tax receivable, in addition to the release of a brand marketing accrual that should have been released in a prior year.

The revisions to the accompanying unaudited consolidated statement of operations, consolidated statement of comprehensive loss and consolidated statement of cash flows for the nine months ended October 1, 2022 are presented below. There were no changes to the consolidated statements of operations or comprehensive loss for the three months ended October 1, 2022, or to the consolidated statements of changes in total deficit that have not otherwise been reflected in the consolidated statements of operations and comprehensive loss as detailed in the tables below.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Nine Months Ended October 1, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF OPERATIONS
Benefit from income taxes	$(75,431)	$2,185	$(73,246)
Net loss	$(218,902)	$(2,185)	$(221,087)
Net loss per share
Basic	$(3.12)	$(0.03)	$(3.15)
Diluted	$(3.12)	$(0.03)	$(3.15)

	Nine Months Ended October 1, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
Net loss	$(218,902)	$(2,185)	$(221,087)
Comprehensive loss	$(211,615)	$(2,185)	$(213,800)

	Nine Months Ended October 1, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF CASH FLOWS
Net loss	$(218,902)	$(2,185)	$(221,087)
Changes in cash due to:
Income taxes	$(392)	$2,185	$1,793
Cash provided by operating activities	$80,546	$—	$80,546

The revisions to the unaudited consolidated statement of operations for the three months ended December 31, 2022 are as follows:

	Three Months Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF OPERATIONS
Revenues, net	$223,924	$(1,021)	$222,903
Gross profit	$126,990	$(1,021)	$125,969
Operating loss	$(50,756)	$(1,021)	$(51,777)
Loss before income taxes	$(71,448)	$(1,021)	$(72,469)
Benefit from income taxes	$(38,948)	$2,259	$(36,689)
Net loss	$(32,500)	$(3,280)	$(35,780)
Net loss per share
Basic	$(0.46)	$(0.05)	$(0.51)
Diluted	$(0.46)	$(0.05)	$(0.51)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The revisions to the audited consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive loss and consolidated statement of cash flows as of and for the year ended December 31, 2022 are presented below. Additionally, the Company will further present the revisions of its previously issued consolidated financial statements and relevant notes to the consolidated financial statements as of and for the year ended December 31, 2022 and prior in connection with the future filing of its 2023 Annual Report on Form 10-K. There were no changes to the consolidated statement of changes in total deficit that have not otherwise been reflected in the consolidated balance sheet and consolidated statements of operations and comprehensive loss as detailed in the tables below.

	At December 31, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED BALANCE SHEET
Deferred income taxes	$23,119	$1,965	$25,084
Total Liabilities	$1,712,245	$1,965	$1,714,210
Retained earnings	$2,418,959	$(1,965)	$2,416,994
Total Deficit	$(683,815)	$(1,965)	$(685,780)

	Fiscal Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF OPERATIONS
Revenues, net	$1,040,856	$(1,021)	$1,039,835
Gross profit	$622,400	$(1,021)	$621,379
Operating loss	$(282,950)	$(1,021)	$(283,971)
Loss before income taxes	$(365,782)	$(1,021)	$(366,803)
Benefit from income taxes	$(114,379)	$4,444	$(109,935)
Net loss	$(251,403)	$(5,465)	$(256,868)
Net loss per share
Basic	$(3.58)	$(0.08)	$(3.65)
Diluted	$(3.58)	$(0.08)	$(3.65)

	Fiscal Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
Net loss	$(251,403)	$(5,465)	$(256,868)
Comprehensive loss	$(238,269)	$(5,465)	$(243,734)

	Fiscal Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF CASH FLOWS
Net loss	$(251,403)	$(5,465)	$(256,868)
Changes in cash due to:
Prepaid expenses	$9,599	$(721)	$8,878
Accrued liabilities	$19,904	$1,021	$20,925
Income taxes	$(588)	$5,165	$4,577
Cash provided by operating activities	$76,646	$—	$76,646

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
•
risks and uncertainties associated with our international operations, including regulatory, economic, political, social, intellectual property, and foreign currency risks, which risks may be exacerbated as a result of war and terrorism;
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

The following discussion has been adjusted to reflect our revision of previously issued consolidated financial statements to correct for prior period misstatements, which we concluded did not, either individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements. Further information regarding the revision is included in “Note 1. Basis of Presentation” and “Note 17. Revision of Previously Issued Financial Statements” in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross margin, operating income (loss), operating income (loss) margin and components thereof are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the third quarter of fiscal 2023 to exclude the net impact of (a) charges associated with our previously disclosed 2023 restructuring plan (the “2023 plan”) and (b) the reversal of certain of the charges associated with our previously disclosed 2022 restructuring plan (the “2022 plan”); (ii) the first nine months of fiscal 2023 to exclude (a) the net impact of (w) charges associated with the 2023 plan, (x) charges associated with the 2022 plan or the reversal of certain of the charges associated with the 2022 plan, as applicable, (y) charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”) or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (z) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”) and (b) the impact of certain non-recurring transaction costs in connection with the acquisition of Sequence (as defined below); (iii) the third quarter of fiscal 2022 to exclude (a) the impact of impairment charges for our franchise rights acquired related to our United States, Canada and New Zealand units of account and (b) the net impact of (x) charges associated with the 2022 plan and (y) charges associated with the 2021 plan; and (iv) the first nine months of fiscal 2022 to exclude (a) the impact of impairment charges for our franchise rights acquired related to our United States, Canada and New Zealand units of account and the impairment charge for our goodwill related to our wholly-owned subsidiary Kurbo, Inc. (“Kurbo”) and (b) the net impact of (x) charges associated with the 2022 plan, (y) charges associated with the 2021 plan or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (z) the reversal of certain of the charges associated with the 2020 plan. We generally refer to such non-GAAP measures as follows: (i) with respect to the adjustments for the third quarter of fiscal 2023, as excluding or adjusting for the net impact of restructuring charges; (ii) with respect to the adjustments for the first nine months of fiscal 2023, as excluding or adjusting for the net impact of restructuring charges and the impact of acquisition transaction costs; (iii) with respect to the adjustments for the third quarter of fiscal 2022, as excluding or adjusting for the impact of the franchise rights acquired impairments and the net impact of restructuring charges; and (iv) with respect to the adjustments for the first nine months of fiscal 2022, as excluding or adjusting for the impact of franchise rights acquired and goodwill impairments and the net impact of restructuring charges. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, and certain non-recurring transaction costs in connection with the acquisition of Sequence (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. Adjusted EBITDAS for the first quarter of fiscal 2023 as presented herein was recast to reflect certain non-recurring transaction costs in connection with the acquisition of Sequence. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to our Workshops + Digital business and a relief from royalty methodology for franchise rights related to our Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Australia, United Kingdom and New Zealand as of the September 30, 2023 balance sheet date were $374.4 million, $4.0 million, $2.7 million and $2.3 million, respectively.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. Excluding the goodwill associated with the acquisition of Sequence, we have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill, excluding the acquisition of Sequence, in the United States, Canada and other countries as of the September 30, 2023 balance sheet date were $104.0 million, $39.5 million and $12.2 million, respectively.

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

Further information regarding the results of our franchise rights acquired and goodwill annual impairment tests and our franchise rights acquired interim impairment test for the third quarter of fiscal 2022 can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 6 “Franchise Rights Acquired, Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements.

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
•
Incoming Subscribers—“Subscribers” refer to Digital subscribers, Workshops + Digital subscribers and Clinical subscribers who participate in recurring bill programs in Company-owned operations. The “Incoming Subscribers” metric reports WW subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital, including former Digital 360 (as applicable), subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; (iii) “Incoming Clinical Subscribers” is the total number of Clinical subscribers; and (iv) “Incoming Subscribers” is the sum of Incoming Digital Subscribers, Incoming Workshops + Digital Subscribers and Incoming Clinical Subscribers, as applicable. Given we completed our acquisition of Sequence in April 2023 after the beginning of the second quarter of fiscal 2023, we have incoming subscribers with respect to our Clinical business for the third quarter of fiscal 2023, but not for the first nine months of fiscal 2023. Recruitment and retention are key drivers for this metric.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED OCTOBER 1, 2022

The table below sets forth selected financial information for the third quarter of fiscal 2023 from our consolidated statements of operations for the three months ended September 30, 2023 versus selected financial information for the third quarter of fiscal 2022 from our consolidated statements of operations for the three months ended October 1, 2022.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	September 30, 2023	October 1, 2022	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$214.9	$249.7	$(34.8)	(14.0%)		(15.3%)
Cost of revenues	73.1	97.4	(24.3)	(24.9%)		(25.5%)
Gross profit	141.8	152.4	(10.6)	(7.0%)		(8.7%)
Gross Margin %	66.0%	61.0%

Marketing expenses	48.1	35.7	12.4	34.8%		33.1%
Selling, general & administrative expenses	63.0	58.4	4.6	7.9%		7.0%
Franchise rights acquired impairments	—	312.7	(312.7)	(100.0%)		(100.0%)
Operating income (loss)	30.6	(254.5)	285.1	100.0%	*	100.0%	*
Operating Income (Loss) Margin %	14.2%	(101.9%)

Interest expense	24.5	20.9	3.6	17.2%		17.2%
Other expense, net	0.8	1.3	(0.5)	(39.4%)		(39.4%)
Income (loss) before income taxes	5.3	(276.8)	282.1	100.0%	*	100.0%	*

Benefit from income taxes	(38.4)	(70.7)	(32.3)	(45.7%)		(45.0%)
Net income (loss)	$43.7	$(206.0)	$249.8	100.0%	*	100.0%	*

Weighted average diluted shares outstanding	80.6	70.4	10.3	14.6%		14.6%
Diluted earnings (net loss) per share	$0.54	$(2.93)	$3.47	100.0%	*	100.0%	*

Note: Totals may not sum due to rounding.

* Note: Percentage in excess of 100.0% and not meaningful.

Certain results for the third quarter of fiscal 2023 are adjusted to exclude the net impact of the $6.2 million of 2023 plan restructuring charges and the reversal of $0.2 million of 2022 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended September 30, 2023 which have been adjusted.

				Operating
	Gross	Gross	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Third Quarter of Fiscal 2023	$141.8	66.0%	$30.6	14.2%
Adjustments to reported amounts (1)
2023 plan restructuring charges	0.4		6.2
2022 plan restructuring charges	(0.0)		(0.2)
Total adjustments (1)	0.4		6.0
Third Quarter of Fiscal 2023, as adjusted (1)	$142.2	66.2%	$36.6	17.0%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the third quarter of fiscal 2023 to exclude the net impact of the $6.2 million ($4.6 million after tax) of 2023 plan restructuring charges and the reversal of $0.2 million ($0.2 million after tax) of 2022 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

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

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the third quarter of fiscal 2022 to exclude the impact of the $312.7 million ($235.1 million after tax) of franchise rights acquired impairments and the net impact of the $3.6 million ($2.7 million after tax) of 2022 plan restructuring charges and the $0.1 million ($0.1 million after tax) of 2021 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for the third quarter of fiscal 2023 were $214.9 million, a decrease of $34.8 million, or 14.0%, versus the third quarter of fiscal 2022. Excluding the impact of foreign currency, which positively impacted our revenues in the third quarter of fiscal 2023 by $3.2 million, revenues for the third quarter of fiscal 2023 would have decreased 15.3% versus the prior year period. This decrease was driven by lower Subscription Revenues due to a higher mix of subscribers within their initial, lower-priced, commitment periods and the continued mix shift to our Digital business. Subscription Revenues included $10.0 million of Clinical Subscription Revenues for the third quarter of fiscal 2023. The decline in consumer product sales from our continued wind down of our consumer products business also contributed to the decrease in revenues in the quarter. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for the third quarter of fiscal 2023 decreased $24.3 million, or 24.9%, versus the third quarter of fiscal 2022. Excluding the impact of foreign currency, which increased cost of revenues in the third quarter of fiscal 2023 by $0.6 million, cost of revenues for the third quarter of fiscal 2023 would have decreased 25.5% versus the prior year period. Excluding the net impact of the $0.4 million of restructuring charges in the third quarter of fiscal 2023 and the net impact of the $6 thousand of restructuring charges in the third quarter of fiscal 2022, cost of revenues for the third quarter of fiscal 2023 would have decreased by 25.3%, or 25.9% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the third quarter of fiscal 2023 decreased $10.6 million, or 7.0%, versus the third quarter of fiscal 2022. Excluding the impact of foreign currency, which positively impacted gross profit in the third quarter of fiscal 2023 by $2.7 million, gross profit for the third quarter of fiscal 2023 would have decreased 8.7% versus the prior year period. Excluding the net impact of the $0.4 million of restructuring charges in the third quarter of fiscal 2023 and the net impact of the $6 thousand of restructuring charges in the third quarter of fiscal 2022, gross profit for the third quarter of fiscal 2023 would have decreased by 6.7%, or 8.5% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin for the third quarter of fiscal 2023 increased to 66.0% versus 61.0% for the third quarter of fiscal 2022. Excluding the impact of foreign currency, gross margin in the third quarter of fiscal 2023 would have increased 4.7% to 65.7% versus the prior year period. Excluding the net impact of restructuring charges in the third quarter of fiscal 2023 and the net impact of restructuring charges in the third quarter of fiscal 2022, gross margin for the third quarter of fiscal 2023 would have increased 5.1% to 66.2% versus the prior year period. Excluding the impact of foreign currency, the net impact of restructuring charges in the third quarter of fiscal 2023 and the net impact of restructuring charges in the third quarter of fiscal 2022, gross margin for the third quarter of fiscal 2023 would have increased 4.9% to 65.9% versus the prior year period. This gross margin increase was driven primarily by actions to reduce the fixed cost base within our Workshops + Digital business and the revenue mix shift to our higher margin Digital business.

Marketing

Marketing expenses for the third quarter of fiscal 2023 increased $12.4 million, or 34.8%, versus the third quarter of fiscal 2022. Excluding the impact of foreign currency, which increased marketing expenses in the third quarter of fiscal 2023 by $0.6 million, marketing expenses for the third quarter of fiscal 2023 would have increased 33.1% versus the prior year period. This increase in marketing expenses was primarily due to higher spend on Online advertising. As previously disclosed, we shifted our marketing spend out of the first quarter of fiscal 2023 to the remainder of the year in connection with our performance marketing plan. Marketing expenses as a percentage of revenue for the third quarter of fiscal 2023 increased to 22.4% from 14.3% for the third quarter of fiscal 2022.

Selling, General and Administrative

Selling, general and administrative expenses for the third quarter of fiscal 2023 increased $4.6 million, or 7.9%, versus the third quarter of fiscal 2022. Excluding the impact of foreign currency, which increased selling, general and administrative expenses in the third quarter of fiscal 2023 by $0.5 million, selling, general and administrative expenses for the third quarter of fiscal 2023 would have increased 7.0% versus the prior year period. Excluding the net impact of the $5.6 million of restructuring charges in the third quarter of fiscal 2023 and the net impact of the $3.7 million of restructuring charges in the third quarter of fiscal 2022, selling, general and administrative expenses for the third quarter of fiscal 2023 would have increased by 4.9%, or 4.0% on a constant currency basis, versus the prior year period. This increase in selling, general and administrative expenses was primarily due to non-transaction related costs associated with the acquisition of Sequence. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2023 increased to 29.3% from 23.4% for the third quarter of fiscal 2022. Excluding the net impact of restructuring charges in the third quarter of fiscal 2023 and the net impact of restructuring charges in the third quarter of fiscal 2022, selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2023 would have increased by 4.8%, or 5.0% on a constant currency basis, versus the prior year period.

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

Operating Income (Loss)

Operating income for the third quarter of fiscal 2023 was $30.6 million compared to operating loss for the third quarter of fiscal 2022 of $254.5 million. Operating income for the third quarter of fiscal 2023 was positively impacted by $1.6 million of foreign currency. Excluding the net impact of the $6.0 million of restructuring charges in the third quarter of fiscal 2023, the impact of the $312.7 million of franchise rights acquired impairments in the third quarter of fiscal 2022 and the net impact of the $3.7 million of restructuring charges in the third quarter of fiscal 2022, operating income would have been $36.6 million for the third quarter of fiscal 2023 versus operating income of $61.9 million for the third quarter of fiscal 2022, a decrease of 40.9%, or 43.5% on a constant currency basis. Operating income margin for the third quarter of fiscal 2023 was 14.2% compared to operating loss margin for the third quarter of fiscal 2022 of 101.9%. Excluding the net impact of restructuring charges in the third quarter of fiscal 2023, the impact of the franchise rights acquired impairments in the third quarter of fiscal 2022 and the net impact of restructuring charges in the third quarter of fiscal 2022, operating income margin would have been 17.0% for the third quarter of fiscal 2023 versus operating income margin of 24.8% for the third quarter of fiscal 2022, a decrease of 7.8%, or 8.2% on a constant currency basis. This decrease in operating income margin was driven primarily by an increase in marketing expenses as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue, partially offset by an increase in gross margin, versus the prior year period.

Interest Expense

Interest expense for the third quarter of fiscal 2023 increased $3.6 million, or 17.2%, versus the third quarter of fiscal 2022. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2023 and the third quarter of fiscal 2022 and excluding the impact of our interest rate swaps then in effect, increased to 7.73% per annum at the end of the third quarter of fiscal 2023 from 5.68% per annum at the end of the third quarter of fiscal 2022. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2023 and the third quarter of fiscal 2022, increased to 6.75% per annum at the end of the third quarter of fiscal 2023 from 5.77% per annum at the end of the third quarter of fiscal 2022. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.5 million for the third quarter of fiscal 2023 to $0.8 million of expense as compared to $1.3 million of expense for the third quarter of fiscal 2022.

Tax

Our effective tax rate for the third quarter of fiscal 2023 was (727.7%) compared to 25.6% for the third quarter of fiscal 2022. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. In fiscal 2023, we were required to increase the valuation allowance recorded against U.S. deferred tax assets as a result of the limitation on interest deductions in the U.S. The forecasted full-year tax expense, which included the increase in valuation allowance, in relation to our forecasted full-year pretax loss (albeit minimal), drove an unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to pretax income for the third quarter of fiscal 2023 resulted in an income tax benefit of $38.4 million for the third quarter of fiscal 2023.

For the third quarter of fiscal 2023, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income (“FDII”). The tax benefit for the third quarter of fiscal 2022 was impacted by a U.S. state tax rate change. For the third quarter of fiscal 2022, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII.

Net Income (Loss) and Diluted Earnings (Net Loss) Per Share

Net income for the third quarter of fiscal 2023 was $43.7 million compared to net loss for the third quarter of fiscal 2022 of $206.0 million. Net income for the third quarter of fiscal 2023 was positively impacted by $1.1 million of foreign currency. Net income for the third quarter of fiscal 2023 included a $4.5 million net impact from restructuring charges. Net loss for the third quarter of fiscal 2022 included a $235.1 million impact from the franchise rights acquired impairments and a $2.7 million net impact from restructuring charges.

Earnings per fully diluted share (“EPS”) for the third quarter of fiscal 2023 was $0.54 compared to diluted net loss per share for the third quarter of fiscal 2022 of $2.93. EPS for the third quarter of fiscal 2023 included a $0.06 net impact from restructuring charges. Diluted net loss per share for the third quarter of fiscal 2022 included a $3.34 impact from the franchise rights acquired impairments and a $0.04 net impact from restructuring charges.

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

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the third quarter of fiscal 2023 and the percentage change in those metrics versus the prior year period, as applicable:

(in millions except percentages and as noted)

	Q3 2023
	GAAP			Constant Currency
	Subscription Revenues	Product Sales & Other	Total Revenues	Subscription Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$145.3	$9.4	$154.7	$145.5	$9.4	$154.9	35.0	2,710.4	2,675.7
International	58.2	2.0	60.2	54.8	1.9	56.7	17.5	1,375.7	1,346.2
Total	$203.5	$11.4	$214.9	$200.3	$11.3	$211.6	52.5	4,086.1	4,021.8

	% Change Q3 2023 vs. Q3 2022
North America	(6.2%)	(56.6%)	(12.3%)	(6.0%)	(56.5%)	(12.2%)	2.9%	(3.4%)	8.6%
International	(11.7%)	(73.1%)	(17.8%)	(16.8%)	(74.3%)	(22.6%)	(2.5%)	(5.9%)	1.2%
Total	(7.8%)	(60.7%)	(14.0%)	(9.2%)	(61.0%)	(15.3%)	1.0%	(4.3%)	6.0%

Note: Totals may not sum due to rounding.

(in millions except percentages and as noted)

	Q3 2023
	Digital Subscription Revenues					Workshops + Digital Fees
	GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
				(in thousands)					(in thousands)
North America	$92.4	$92.6	27.6	2,130.7	2,112.2	$42.9	$42.9	6.9	542.9	518.1
International	48.5	45.6	15.2	1,198.6	1,171.7	9.8	9.2	2.3	177.1	174.5
Total	$140.9	$138.2	42.8	3,329.3	3,283.8	$52.6	$52.1	9.1	720.0	692.6

	% Change Q3 2023 vs. Q3 2022
North America	(10.0%)	(9.9%)	5.1%	(2.0%)	10.7%	(17.7%)	(17.6%)	(11.2%)	(13.9%)	(6.7%)
International	(8.8%)	(14.1%)	(0.8%)	(5.3%)	3.0%	(23.5%)	(27.8%)	(12.8%)	(10.1%)	(9.2%)
Total	(9.6%)	(11.3%)	2.9%	(3.2%)	7.8%	(18.9%)	(19.6%)	(11.6%)	(13.0%)	(7.3%)

Note: Totals may not sum due to rounding.

(in millions except as noted)

	Q3 2023
	Clinical Subscription Revenues
	GAAP	Clinical Paid Weeks	Incoming Clinical Subscribers	EOP Clinical Subscribers
			(in thousands)
North America	$10.0	0.5	36.8	45.4
International	—	—	—	—
Total	$10.0	0.5	36.8	45.4

North America Performance

The decrease in North America revenues for the third quarter of fiscal 2023 versus the prior year period was driven by both a decrease in product sales and other and a decrease in Subscription Revenues. The decrease in Subscription Revenues for the third quarter of fiscal 2023 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues and a decrease in Workshops + Digital Fees. Digital Subscription Revenues and Workshops + Digital Fees were both negatively impacted by the lower number of respective Incoming Subscribers at the beginning of the third quarter of fiscal 2023 versus the beginning of the third quarter of fiscal 2022. Subscription Revenues for the third quarter of fiscal 2023 benefited from Clinical Subscription Revenues following our acquisition of Sequence. The increase in North America Total Paid Weeks for the third quarter of fiscal 2023 versus the prior year period was driven primarily by higher recruitments in the third quarter of fiscal 2023 versus the third quarter of fiscal 2022.

The decrease in North America product sales and other for the third quarter of fiscal 2023 versus the prior year period was driven primarily by a decline in consumer product sales as we continued the wind down of our consumer products business.

International Performance

The decrease in International revenues for the third quarter of fiscal 2023 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the third quarter of fiscal 2023 versus the prior year period was driven by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Fees. Digital Subscription Revenues and Workshops + Digital Fees were both negatively impacted by the lower number of respective Incoming Subscribers at the beginning of the third quarter of fiscal 2023 versus the beginning of the third quarter of fiscal 2022. The decrease in International Total Paid Weeks for the third quarter of fiscal 2023 versus the prior year period was driven primarily by the lower number of Total Incoming Subscribers at the beginning of the third quarter of fiscal 2023 versus the beginning of the third quarter of fiscal 2022.

The decrease in International product sales and other for the third quarter of fiscal 2023 versus the prior year period was driven primarily by a decline in consumer product sales as we continued the wind down of our consumer products business.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED OCTOBER 1, 2022

The table below sets forth selected financial information for the first nine months of fiscal 2023 from our consolidated statements of operations for the nine months ended September 30, 2023 versus selected financial information for the first nine months of fiscal 2022 from our consolidated statements of operations for the nine months ended October 1, 2022.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Nine Months Ended
	September 30, 2023	October 1, 2022	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$683.6	$816.9	$(133.3)	(16.3%)		(16.1%)
Cost of revenues	279.1	321.5	(42.4)	(13.2%)		(12.8%)
Gross profit	404.4	495.4	(91.0)	(18.4%)		(18.2%)
Gross Margin %	59.2%	60.6%

Marketing expenses	187.5	195.1	(7.7)	(3.9%)		(3.2%)
Selling, general & administrative expenses	188.6	193.3	(4.7)	(2.4%)		(2.2%)
Franchise rights acquired and goodwill impairments	—	339.2	(339.2)	(100.0%)		(100.0%)
Operating income (loss)	28.3	(232.2)	260.5	100.0%	*	100.0%	*
Operating Income (Loss) Margin %	4.1%	(28.4%)

Interest expense	71.4	58.8	12.6	21.4%		21.4%
Other (income) expense, net	(0.0)	3.3	3.3	100.0%	*	100.0%	*
Loss before income taxes	(43.1)	(294.3)	(251.3)	(85.4%)		(85.0%)

Benefit from income taxes	(18.9)	(73.2)	(54.3)	(74.2%)		(73.7%)
Net loss	$(24.1)	$(221.1)	$(197.0)	(89.1%)		(88.7%)

Weighted average diluted shares outstanding	75.9	70.3	5.6	8.0%		8.0%
Diluted net loss per share	$(0.32)	$(3.15)	$(2.83)	(89.9%)		(89.6%)

Note: Totals may not sum due to rounding.

* Note: Percentage in excess of 100.0% and not meaningful.

Certain results for the first nine months of fiscal 2023 are adjusted to exclude the net impact of the $30.6 million of 2023 plan restructuring charges, the $0.6 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the de minimis reversal of 2020 plan restructuring charges, and the impact of the $8.6 million of acquisition transaction costs. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the nine months ended September 30, 2023 which have been adjusted.

				Operating
	Gross	Gross	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Nine Months of Fiscal 2023	$404.4	59.2%	$28.3	4.1%
Adjustments to reported amounts (1)
2023 plan restructuring charges	19.9		30.6
2022 plan restructuring charges	(0.3)		0.6
2021 plan restructuring charges	0.1		0.1
2020 plan restructuring charges	(0.0)		(0.0)
Acquisition transaction costs	—		8.6
Total adjustments (1)	19.7		39.9
First Nine Months of Fiscal 2023, as adjusted (1)	$424.1	62.0%	$68.2	10.0%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first nine months of fiscal 2023 to exclude the net impact of the $30.6 million ($22.9 million after tax) of 2023 plan restructuring charges, the $0.6 million ($0.5 million after tax) of 2022 plan restructuring charges, the $0.1 million ($43 thousand after tax) of 2021 plan restructuring charges and the reversal of $21 thousand ($16 thousand after tax) of 2020 plan restructuring charges, and the impact of the $8.6 million ($7.5 million after tax) of acquisition transaction costs. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first nine months of fiscal 2022 are adjusted to exclude the impact of the $339.2 million of franchise rights acquired and goodwill impairments and the net impact of the $22.7 million of 2022 plan restructuring charges, the reversal of $0.2 million of 2021 plan restructuring charges and the reversal of $0.1 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the nine months ended October 1, 2022 which have been adjusted.

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

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first nine months of fiscal 2022 to exclude the impact of the $339.2 million ($256.4 million after tax) of franchise rights acquired and goodwill impairments and the net impact of the $22.7 million ($17.0 million after tax) of 2022 plan restructuring charges, the reversal of $0.2 million ($0.1 million after tax) of 2021 plan restructuring charges and the reversal of $0.1 million ($0.1 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for the first nine months of fiscal 2023 were $683.6 million, a decrease of $133.3 million, or 16.3%, versus the first nine months of fiscal 2022. Excluding the impact of foreign currency, which negatively impacted our revenues in the first nine months of fiscal 2023 by $1.7 million, revenues for the first nine months of fiscal 2023 would have decreased 16.1% versus the prior year period. This decrease was driven primarily by lower Digital Subscription Revenues as a result of the lower number of Incoming Digital Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022 and, to a lesser extent, by the decline in consumer product sales in the first nine months compared to the prior year period as we continued the wind down of our consumer products business. Subscription Revenues included $17.6 million of Clinical Subscription Revenues for the first nine months of fiscal 2023. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2023 decreased $42.4 million, or 13.2%, versus the first nine months of fiscal 2022. Excluding the impact of foreign currency, which decreased cost of revenues in the first nine months of fiscal 2023 by $1.1 million, cost of revenues for the first nine months of fiscal 2023 would have decreased 12.8% versus the prior year period. Excluding the net impact of the $19.7 million of restructuring charges in the first nine months of fiscal 2023 and the net impact of the $3.9 million of restructuring charges in the first nine months of fiscal 2022, cost of revenues for the first nine months of fiscal 2023 would have decreased by 18.3%, or 18.0% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the first nine months of fiscal 2023 decreased $91.0 million, or 18.4%, versus the first nine months of fiscal 2022. Excluding the impact of foreign currency, which negatively impacted gross profit in the first nine months of fiscal 2023 by $0.6 million, gross profit for the first nine months of fiscal 2023 would have decreased 18.2% versus the prior year period. Excluding the net impact of the $19.7 million of restructuring charges in the first nine months of fiscal 2023 and the net impact of the $3.9 million of restructuring charges in the first nine months of fiscal 2022, gross profit for the first nine months of fiscal 2023 would have decreased by 15.1%, or 14.9% on a constant currency basis, versus the prior year period primarily due to the decrease in revenues. Gross margin for the first nine months of fiscal 2023 decreased to 59.2% versus 60.6% for the first nine months of fiscal 2022. Excluding the impact of foreign currency, gross margin in the first nine months of fiscal 2023 would have decreased 1.5% to 59.1% versus the prior year period. Excluding the net impact of restructuring charges in the first nine months of fiscal 2023 and the net impact of restructuring charges in the first nine months of fiscal 2022, gross margin for the first nine months of fiscal 2023 would have increased 0.9% to 62.0%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period. This gross margin increase was driven primarily by actions to reduce the fixed cost base within our Workshops + Digital business.

Marketing

Marketing expenses for the first nine months of fiscal 2023 decreased $7.7 million, or 3.9%, versus the first nine months of fiscal 2022. Excluding the impact of foreign currency, which decreased marketing expenses in the first nine months of fiscal 2023 by $1.3 million, marketing expenses for the first nine months of fiscal 2023 would have decreased 3.2% versus the prior year period. This decrease in marketing expenses was primarily due to lower spend on TV advertising and production, celebrity fees, and other related costs, partially offset by higher spend for Online advertising. Marketing expenses as a percentage of revenue for the first nine months of fiscal 2023 increased to 27.4% from 23.9% for the first nine months of fiscal 2022.

Selling, General and Administrative

Selling, general and administrative expenses for the first nine months of fiscal 2023 decreased $4.7 million, or 2.4%, versus the first nine months of fiscal 2022. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in the first nine months of fiscal 2023 by $0.4 million, selling, general and administrative expenses for the first nine months of fiscal 2023 would have decreased 2.2% versus the prior year period. Excluding the net impact of the $11.6 million of restructuring charges in the first nine months of fiscal 2023, the impact of the $8.6 million of acquisition transaction costs in the first nine months of fiscal 2023 and the net impact of the $18.5 million of restructuring charges in the first nine months of fiscal 2022, selling, general and administrative expenses for the first nine months of fiscal 2023 would have decreased by 3.7%, or 3.4% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to lower compensation expense and related costs as a result of the 2022 and 2023 restructuring plans, partially offset by non-transaction related costs associated with the acquisition of Sequence. Selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2023 increased to 27.6% from 23.7% for the first nine months of fiscal 2022. Excluding the net impact of restructuring charges in the first nine months of fiscal 2023, the impact of acquisition transaction costs in the first nine months of fiscal 2023 and the net impact of restructuring charges in the first nine months of fiscal 2022, selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2023 would have increased by 3.2%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period.

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

Operating Income (Loss)

Operating income for the first nine months of fiscal 2023 was $28.3 million compared to operating loss for the first nine months of fiscal 2022 of $232.2 million. Operating income for the first nine months of fiscal 2023 was positively impacted by $1.1 million of foreign currency. Excluding the net impact of the $31.3 million of restructuring charges in the first nine months of fiscal 2023, the impact of the $8.6 million of acquisition transaction costs in the first nine months of fiscal 2023, the impact of the $339.2 million of franchise rights acquired and goodwill impairments in the first nine months of fiscal 2022 and the net impact of the $22.4 million of restructuring charges in the first nine months of fiscal 2022, operating income would have been $68.2 million for the first nine months of fiscal 2023 versus operating income of $129.3 million for the first nine months of fiscal 2022, a decrease of 47.2%, or 48.1% on a constant currency basis. Operating income margin for the first nine months of fiscal 2023 was 4.1% compared to operating loss margin for the first nine months of fiscal 2022 of 28.4%. Excluding the net impact of restructuring charges in the first nine months of fiscal 2023, the impact of acquisition transaction costs in the first nine months of fiscal 2023, the impact of the franchise rights acquired and goodwill impairments in the first nine months of fiscal 2022 and the net impact of restructuring charges in the first nine months of fiscal 2022, operating income margin would have been 10.0% for the first nine months of fiscal 2023 versus operating income margin of 15.8% for the first nine months of fiscal 2022, a decrease of 5.8%, or 6.0% on a constant currency basis. This decrease in operating income margin was driven primarily by an increase in marketing expenses as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue, partially offset by an increase in gross margin versus the prior year period.

Interest Expense

Interest expense for the first nine months of fiscal 2023 increased $12.6 million, or 21.4%, versus the first nine months of fiscal 2022. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2023 and the first nine months of fiscal 2022 and excluding the impact of our interest rate swaps then in effect, increased to 7.48% per annum at the end of the first nine months of fiscal 2023 from 4.98% per annum at the end of the first nine months of fiscal 2022. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2023 and the first nine months of fiscal 2022, increased to 6.62% per annum at the end of the first nine months of fiscal 2023 from 5.40% per annum at the end of the first nine months of fiscal 2022. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, changed by $3.3 million for the first nine months of fiscal 2023 to $36 thousand of income as compared to $3.3 million of expense for the first nine months of fiscal 2022.

Tax

Our effective tax rate for the first nine months of fiscal 2023 was 44.0% compared to 24.9% for the first nine months of fiscal 2022. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. In fiscal 2023, we were required to increase the valuation allowance recorded against U.S. deferred tax assets as a result of the limitation on interest deductions in the U.S. The forecasted full-year tax expense, which included the increase in valuation allowance, in relation to our forecasted full-year pretax loss (albeit minimal), drove an unusually high negative annual effective tax rate, resulting in an income tax benefit of $18.9 million for the first nine months of fiscal 2023.

For the first nine months of fiscal 2023, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII. The tax benefit for the first nine months of fiscal 2022 was impacted by a U.S. state tax rate change, partially offset by tax shortfalls from stock compensation. For the first nine months of fiscal 2022, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to state income tax expense and tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII.
Net Loss and Diluted Net Loss Per Share

Net loss for the first nine months of fiscal 2023 was $24.1 million compared to net loss for the first nine months of fiscal 2022 of $221.1 million. Net loss for the first nine months of fiscal 2023 was positively impacted by $0.8 million of foreign currency. Net loss for the first nine months of fiscal 2023 included a $23.5 million net impact from restructuring charges and a $7.5 million impact from acquisition transaction costs. Net loss for the first nine months of fiscal 2022 included a $256.4 million impact from franchise rights acquired and goodwill impairments and a $16.7 million net impact from restructuring charges.

Diluted net loss per share for the first nine months of fiscal 2023 was $0.32 compared to diluted net loss per share for the first nine months of fiscal 2022 of $3.15. Diluted net loss per share for the first nine months of fiscal 2023 included a $0.31 net impact from restructuring charges and a $0.10 impact from acquisition transaction costs. Diluted net loss per share for the first nine months of fiscal 2022 included a $3.65 impact from franchise rights acquired and goodwill impairments and a $0.24 net impact from restructuring charges.

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

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first nine months of fiscal 2023 and the percentage change in those metrics versus the prior year period, as applicable:

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2023
	GAAP			Constant Currency
	Subscription Revenues	Product Sales & Other	Total Revenues	Subscription Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$441.9	$46.0	$487.9	$443.1	$46.1	$489.2	104.2	2,337.0	2,675.7
International	184.8	10.9	195.7	184.8	11.3	196.1	52.6	1,209.2	1,346.2
Total	$626.7	$56.9	$683.6	$627.9	$57.4	$685.3	156.8	3,546.1	4,021.8

	% Change First Nine Months of Fiscal 2023 vs. First Nine Months of Fiscal 2022
North America	(11.3%)	(35.6%)	(14.3%)	(11.0%)	(35.4%)	(14.1%)	(5.7%)	(14.6%)	8.6%
International	(16.0%)	(60.1%)	(20.9%)	(16.0%)	(58.8%)	(20.8%)	(9.1%)	(15.7%)	1.2%
Total	(12.7%)	(42.4%)	(16.3%)	(12.6%)	(41.9%)	(16.1%)	(6.9%)	(14.9%)	6.0%

Note: Totals may not sum due to rounding.

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2023
	Digital Subscription Revenues					Workshops + Digital Fees
	GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
				(in thousands)					(in thousands)
North America	$285.7	$286.5	81.4	1,802.5	2,112.2	$138.6	$139.0	21.9	534.5	518.1
International	152.0	151.7	45.5	1,033.1	1,171.7	32.8	33.1	7.1	176.0	174.5
Total	$437.6	$438.2	126.9	2,835.6	3,283.8	$171.5	$172.1	29.0	710.5	692.6

	% Change First Nine Months of Fiscal 2023 vs. First Nine Months of Fiscal 2022
North America	(16.6%)	(16.3%)	(7.2%)	(17.6%)	10.7%	(10.9%)	(10.7%)	(3.6%)	(2.5%)	(6.7%)
International	(15.2%)	(15.3%)	(9.6%)	(17.6%)	3.0%	(19.9%)	(19.2%)	(5.6%)	(1.9%)	(9.2%)
Total	(16.1%)	(16.0%)	(8.1%)	(17.6%)	7.8%	(12.8%)	(12.4%)	(4.1%)	(2.3%)	(7.3%)

Note: Totals may not sum due to rounding.

(in millions except as noted)

	First Nine Months of Fiscal 2023
	Clinical Subscription Revenues
	GAAP	Clinical Paid Weeks	EOP Clinical Subscribers
			(in thousands)
North America	$17.6	0.9	45.4
International	—	—	—
Total	$17.6	0.9	45.4

North America Performance

The decrease in North America revenues for the first nine months of fiscal 2023 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for the first nine months of fiscal 2023 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Fees. Digital Subscription Revenues and Workshops + Digital Fees were both negatively impacted by the lower number of respective Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022. Subscription Revenues for the first nine months of fiscal 2023 benefited from Clinical Subscription Revenues following our acquisition of Sequence. The decrease in North America Total Paid Weeks for the first nine months of fiscal 2023 versus the prior year period was driven primarily by the lower number of Total Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022.

The decrease in North America product sales and other for the first nine months of fiscal 2023 versus the prior year period was driven primarily by a decline in consumer product sales as we continued the wind down of our consumer products business.

International Performance

The decrease in International revenues for the first nine months of fiscal 2023 versus the prior year period was driven by a decrease in Subscription Revenues and, to a lesser extent, by a decrease in product sales and other. The decrease in Subscription Revenues for the first nine months of fiscal 2023 versus the prior year period was driven primarily by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Fees. Digital Subscription Revenues and Workshops + Digital Fees were both negatively impacted by the lower number of respective Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022. The decrease in International Total Paid Weeks for the first nine months of fiscal 2023 versus the prior year period was driven primarily by the lower number of Total Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022.

The decrease in International product sales and other for the first nine months of fiscal 2023 versus the prior year period was driven primarily by a decline in consumer product sales as we continued the wind down of our consumer products business.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied us with our primary source of liquidity. We have used these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. Upon the completion of our previously announced acquisition of Weekend Health, Inc., doing business as Sequence (“Sequence”) (the “Acquisition”), in the second quarter of fiscal 2023, we had a net cash outlay of $40.3 million on April 10, 2023 with respect to the payment of the purchase price and certain transaction costs. For additional details on the purchase price consideration for the Acquisition and related terms, see Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 5 “Acquisitions” in the Notes to the Consolidated Financial Statements. This cash outlay has reduced the liquidity available to us in the future. See “Item 1A. Risk Factors—Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)—The Acquisition may not achieve its intended results.” of this Quarterly Report on Form 10-Q and “Risk Factors—Risks Related to Our Liquidity—We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.” of our Annual Report on Form 10-K for fiscal 2022 for additional details. We currently believe that cash generated by operations, our cash on hand of approximately $107.5 million at September 30, 2023, our availability under our Revolving Credit Facility (as defined and described below) at September 30, 2023 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. See “—Long-Term Debt” for additional details on this refinancing. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity. For example, we instituted restructuring plans in recent fiscal years which have resulted in aggregate cash outlays of approximately $35.1 million in the first nine months of fiscal 2023 and are expected to result in an additional $7.1 million for the remainder of fiscal 2023. For additional details, see Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 16 “Restructuring” in the Notes to the Consolidated Financial Statements. The evolving nature, and uncertain economic impact, of the current demand environment may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to fully access our Revolving Credit Facility, may be adversely affected.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents at:

	September 30,	December 31,	Increase/
	2023	2022	(Decrease)
	(in millions)
Total current assets	$218.8	$281.3	$(62.5)
Total current liabilities	193.9	196.6	(2.6)
Working capital surplus	24.8	84.8	59.9
Cash and cash equivalents	107.5	178.3	(70.8)
Working capital deficit, excluding cash and cash equivalents	$(82.7)	$(93.6)	$(10.9)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $10.9 million decrease in our working capital deficit, excluding cash and cash equivalents:

				Impact to
	September 30,	December 31,	Increase/	Working
	2023	2022	(Decrease)	Capital Deficit
	(in millions)
Prepaid income taxes	$53.9	$19.4	$34.4	$(34.4)
Portion of operating lease liabilities due within one year	$9.8	$18.0	$(8.2)	$(8.2)
Income taxes payable	$1.0	$1.6	$(0.7)	$(0.7)
Deferred revenue	$32.4	$32.2	$0.3	$0.3
Derivative receivable	$7.3	$11.7	$(4.5)	$4.5
Accrued interest	$11.0	$5.3	$5.7	$5.7
Operational liabilities and other, net of assets	$89.7	$67.8	$21.9	$21.9
Working capital deficit change, excluding cash and cash equivalents				$(10.9)

Note: Totals may not sum due to rounding.

The increase in prepaid income taxes was driven primarily by the impact of an income tax benefit due to the negative annual effective tax rate, which resulted from the valuation allowance recorded to reflect the uncertainty of the realization of certain U.S. deferred tax assets and the timing of tax payments. The decrease in portion of operating lease liabilities due within one year was primarily due to operating lease terminations resulting from the continued rationalization of our real estate portfolio. The increase in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by an increase in accrued liabilities related to our acquisition of Sequence in regard to cash to be paid on April 10, 2024, lower inventory as we continued the wind down of our consumer products business, and a decrease in receivables, partially offset by the timing of our annual bonus payment and employee termination benefit payments.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended:

	September 30,	October 1,
	2023	2022
	(in millions)
Net cash (used for) provided by operating activities	$(1.2)	$80.5
Net cash used for investing activities	$(66.7)	$(33.7)
Net cash used for financing activities	$(1.9)	$(2.1)

Operating Activities

Cash flows used for operating activities of $1.2 million for the first nine months of fiscal 2023 reflected a change of $81.7 million from $80.5 million of cash flows provided by operating activities for the first nine months of fiscal 2022. This change in cash flows from operating activities was primarily attributable to a decrease in non-cash add-back adjustments and an increase in cash used for operating assets and liabilities, partially offset by a decrease in net loss, in the first nine months of fiscal 2023 as compared to the prior year period.

Investing Activities

Net cash used for investing activities totaled $66.7 million for the first nine months of fiscal 2023, an increase of $33.0 million as compared to the first nine months of fiscal 2022. This increase was primarily attributable to an increase in cash paid for acquisitions, net of cash acquired, in the first nine months of fiscal 2023 as compared to the prior year period.

Financing Activities

Net cash used for financing activities totaled $1.9 million for the first nine months of fiscal 2023, a decrease of $0.2 million as compared to the first nine months of fiscal 2022. This decrease was primarily attributable to an increase in proceeds from stock options exercised and a decrease in taxes paid related to the net share settlement of equity awards, partially offset by an increase in cash paid for acquisitions, in the first nine months of fiscal 2023 as compared to the prior year period.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at September 30, 2023:

Long-Term Debt

At September 30, 2023

(in millions)

September 30, 2023
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	9.2
Unamortized debt discount	10.3
Total long-term debt	$1,425.4

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

As of September 30, 2023, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.9 million of availability and $1.1 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2023.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of September 30, 2023, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default. As of September 30, 2023, we were in compliance with the covenants under the Credit Agreement that were in effect on such date.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, and an additional step down to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of September 30, 2023, our actual Consolidated First Lien Leverage Ratio was 8.64:1.00 and there were no borrowings under our Revolving Credit Facility and total letters of credit issued were $1.1 million. We were not in compliance with the Consolidated First Lien Leverage Ratio as of September 30, 2023, and as a result, we are limited to borrowing no more than 35%, or $61.3 million, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until we comply with the applicable ratio.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021 (as amended, supplemented or modified from time to time, the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. As of September 30, 2023, we were in compliance with the covenants under the Indenture that were in effect on such date.

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

Outstanding Debt

At September 30, 2023, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At September 30, 2023 and December 31, 2022, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 11 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.48% and 5.45% per annum at September 30, 2023 and December 31, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 6.44% and 5.50% per annum at September 30, 2023 and December 31, 2022, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at September 30, 2023:

Total Debt Obligation

(Including Current Portion)

At September 30, 2023

(in millions)

Remainder of fiscal 2023	$—
Fiscal 2024	—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	10.0
Fiscal 2028	935.0
Thereafter	500.0
Total	$1,445.0

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At September 30, 2023 and October 1, 2022, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was a gain of $5.5 million and a gain of $9.9 million, respectively. At September 30, 2023 and October 1, 2022, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $17.5 million and a loss of $21.2 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. The repurchase program currently has no expiration date. During the nine months ended September 30, 2023 and October 1, 2022, we repurchased no shares of our common stock under this program.

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

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net income (loss), the most comparable GAAP financial measure, for the three and nine months ended September 30, 2023 and October 1, 2022, and EBITDAS and Adjusted EBITDAS to net loss for the trailing twelve months ended September 30, 2023:

(in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023		October 1, 2022	Trailing Twelve Months
Net income (loss)	$43.7	$(206.0)	$(24.1)		$(221.1)	$(59.9)
Interest	24.5	20.9	71.4		58.8	93.7
Taxes	(38.4)	(70.7)	(18.9)		(73.2)	(55.6)
Depreciation and amortization	13.4	10.5	35.6		31.9	46.0
Stock-based compensation	3.2	3.4	9.0		10.4	11.5
EBITDAS	$46.4	$(242.0)	$73.0		$(193.2)	$35.8
Franchise rights acquired and goodwill impairments	—	312.7	—		339.2	57.6
2023 plan restructuring charges	6.2	—	30.6		—	44.2
2022 plan restructuring charges	(0.2)	3.6	0.6		22.7	5.2
2021 plan restructuring charges	—	0.1	0.1		(0.2)	(0.1)
2020 plan restructuring charges	—	—	(0.0)		(0.1)	(0.6)
Acquisition transaction costs	—	—	8.6	(2)	—	8.6
Adjusted EBITDAS (1)	$52.4	$74.4	$112.9		$168.3	$150.6

Note: Totals may not sum due to rounding.

(1)
The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of operations for the three months ended September 30, 2023 to exclude the net impact of the $6.2 million of 2023 plan restructuring charges and the reversal of $0.2 million of 2022 plan restructuring charges; (ii) adjusts the consolidated statements of operations for the three months ended October 1, 2022 to exclude the impact of the $312.7 million of franchise rights acquired impairments and the net impact of the $3.6 million of 2022 plan restructuring charges and the $0.1 million of 2021 plan restructuring charges; (iii) adjusts the consolidated statements of operations for the nine months ended September 30, 2023 to exclude the net impact of the $30.6 million of 2023 plan restructuring charges, the $0.6 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the reversal of $21 thousand of 2020 plan restructuring charges, and the impact of $8.6 million of acquisition transaction costs; (iv) adjusts the consolidated statements of operations for the nine months ended October 1, 2022 to exclude the impact of the $339.2 million of franchise rights acquired and goodwill impairments and the net impact of the $22.7 million of 2022 plan restructuring charges, the reversal of $0.2 million of 2021 plan restructuring charges and the reversal of $0.1 million of 2020 plan restructuring charges; and (v) adjusts EBITDAS for the trailing twelve months ended September 30, 2023 to exclude the impact of the $57.6 million of franchise rights acquired and goodwill impairments, the net impact of the $44.2 million of 2023 plan restructuring charges, the $5.2 million of 2022 plan restructuring charges, the reversal of $0.1 million of 2021 plan restructuring charges and the reversal of $0.6 million of 2020 plan restructuring charges, and the impact of $8.6 million of acquisition transaction costs (which includes $3.7 million recast for the three months ended April 1, 2023). See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.
(2)
Includes stock-based compensation expense attributable to post-combination vesting of $3.9 million.

Reducing leverage is a capital structure priority for the Company. As of September 30, 2023, our total debt less unamortized deferred financing costs and unamortized debt discount/net loss ratio was (23.8)x. As of September 30, 2023, our net debt/Adjusted EBITDAS ratio was 8.8x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the nine months ended:

(in millions)

September 30, 2023
Total debt	$1,445.0
Less: Unamortized deferred financing costs	9.2
Less: Unamortized debt discount	10.3
Less: Cash on hand	107.5
Net debt	$1,317.9

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

We use our corporate website at corporate.ww.com and certain social media channels such as our corporate Facebook page (www.facebook.com/WW), LinkedIn page (www.linkedin.com/company/weightwatchers), Instagram account (Instagram.com/WW) and X account (@ww_us) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of fiscal 2023, in connection with the previously announced planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with Term SOFR as the benchmark rate under the Credit Agreement and modified our interest rate swap agreements to transition from LIBOR-indexed to Term SOFR-indexed periodic swap payments to align with interest payments in connection with our Term SOFR-indexed debt. Other than this transition during the second quarter of fiscal 2023, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2022.

At the end of the third quarter of fiscal 2023, borrowings under the Credit Facilities bore interest at Term SOFR plus an applicable margin of 3.50%. For the Term Loan Facility, the minimum interest rate for Term SOFR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50%, referred to herein as the Term SOFR Floor. In addition, as of September 30, 2023, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of September 30, 2023, based on the amount of variable rate debt outstanding and the then-current Term SOFR rate, after giving consideration to the impact of the interest rate swaps and the Term SOFR Floor, a hypothetical 90 basis point increase in interest rates would have increased annual interest expense by approximately $4.0 million and a hypothetical 90 basis point decrease in interest rates would have decreased annual interest expense by approximately $4.0 million. This increase and decrease would have been driven primarily by the interest rate applicable to our Term Loan Facility.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, the end of the third quarter of fiscal 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the third quarter of fiscal 2023, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended September 30, 2023, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5–1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

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

*Exhibit 31.1	Rule 13a-14(a) Certification by Sima Sistani, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Heather Stark, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

*EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: November 2, 2023	By:	/s/ Sima Sistani
Sima Sistani
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Heather Stark
Heather Stark
Chief Financial Officer (Principal Financial Officer)