Form 10-K
period 2023-12-30
WW INTERNATIONAL, INC.
filed 2024-02-28
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023 (based upon the closing price of $6.72 per share of common stock as of June 30, 2023, the last business day of the registrant’s second fiscal quarter of 2023, as quoted on The Nasdaq Stock Market LLC) was $519,986,148. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and certain shareholders (if applicable) as of June 30, 2023 would be deemed stock held by affiliates.

The number of shares of common stock outstanding as of February 1, 2024 was 79,203,460.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 30, 2023.

WW International, Inc.

Annual Report on Form 10-K

i

PART I

BASIS OF PRESENTATION

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Annual Report on Form 10-K unless the context indicates otherwise: “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations and franchise revenues and related costs; and “International” refers to our Continental Europe Company-owned operations, United Kingdom Company-owned operations, and Australia, New Zealand and emerging markets operations. See “Item 1. Business—Business Organization—Changes in Segment Reporting” of this Annual Report on Form 10-K for information on recent segment changes.

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

The following terms used in this Annual Report on Form 10-K are our trademarks: ConnectTM, Digital 360®, Points®, Weight Watchers®, ZeroPoint®, Weekend HealthTM and the WW logo.

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

SUMMARY OF MATERIAL RISKS

A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ from expectations is set forth below:

•
competition from other weight management and health and wellness industry participants or the development of more effective or more favorably perceived weight management methods;
•
our failure to continue to retain and grow our subscriber base;
•
our ability to be a leader in the rapidly evolving and increasingly competitive clinical weight management and weight loss market;
•
our ability to continue to develop new, innovative services and products and enhance our existing services and products or the failure of our services, products or brands to continue to appeal to the market, or our ability to successfully expand into new channels of distribution or respond to consumer trends or sentiment;
•
our ability to successfully implement strategic initiatives;
•
our ability to evolve our community offerings to meet the evolving tastes and preferences of our members;
•
the effectiveness and efficiency of our advertising and marketing programs, including the strength of our social media presence;
•
the impact on our reputation of actions taken by our franchisees, licensees, suppliers, affiliated provider entities, PCs’ healthcare professionals, and other partners, including as a result of our acquisition of Weekend Health, Inc., doing business as Sequence (“Sequence”) (the “Acquisition”);
•
the recognition of asset impairment charges;
•
the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;
•
our ability to successfully make acquisitions or enter into collaborations or joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses, including with respect to Sequence;

•
uncertainties related to a downturn in general economic conditions or consumer confidence, including as a result of the existing inflationary environment, rising interest rates, the potential impact of political and social unrest and increased volatility in the credit and capital markets;
•
the seasonal nature of our business;
•
our failure to maintain effective internal control over financial reporting;
•
the impact of events that impede accessing resources or discourage or impede people from gathering with others;
•
the early termination by us of leases;
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
•
our ability to successfully integrate and use artificial intelligence in our business;
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
•
risks related to the Acquisition, including risks that the Acquisition may not achieve its intended results;
•
risks related to our exposure to extensive and complex healthcare laws and regulations as a result of the Acquisition; and
•
other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission (the “SEC”).

Item 1. Business

Overview

We are a technology company at the forefront of weight health, grounded in nutritional and behavior change science. We are powered by our weight loss and weight management programs, our award-winning app and our commitment to tailoring solutions for our members to improve their weight health, including providing medical weight management treatment via access to clinician-prescribed weight management medications and related support through the WeightWatchers Clinic affiliated practices. Our portfolio of solutions empowers people to adopt healthy habits to help achieve lasting weight health. With six decades of weight management experience, expertise and know-how, we are one of the most recognized and trusted brand names among weight-conscious consumers. We educate our members and provide them with guidance, digital tools, and inspiring communities – via our exclusive social network, Connect, and our workshops -- to enable them on their personal weight health journeys. We also offer our science-backed behavior change GLP-1 Program. Our business has gone through a significant shift to a digital subscription model over the past several years and our primary sources of revenue are subscriptions for our digital, workshop, and clinical offerings. Our “Digital” business refers to providing subscriptions to our digital product offerings. Our “Workshops + Digital” business refers to providing unlimited access to our workshops combined with our digital subscription product offerings. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by WeightWatchers Clinic (formally referred to as Sequence). For additional details on certain of our historic offerings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” in Part II of this Annual Report on Form 10-K.

We believe that the power of our communities increases accountability and provides our members with inspiration, human connection, and support. Our brands enjoy high awareness and credibility among all types of consumers. Over 160 scientific, peer reviewed studies (including from over 55 randomized controlled trials) have been published on WeightWatchers. This body of research showcases the breadth of WeightWatchers scientific evaluation and implementation across clinical and community settings, diverse participant populations, and comparisons to other weight management programs or standards of care. As the number of people with overweight and obesity worldwide continues to grow, the need for effective, scalable and consumer-friendly weight management programs and access to weight-loss medication continues to increase. We believe our global presence and brand awareness uniquely position us to impact the weight health market.

We have built our business by helping millions of people around the world lose weight and build healthy habits through a sensible, sustainable and livable approach to weight loss and weight management. As of the end of fiscal 2023, we had a total of approximately 3.8 million subscribers, of which approximately 3.1 million were Digital subscribers, approximately 0.7 million were Workshops + Digital subscribers, and approximately 67 thousand were Clinical subscribers. Our strong brands, together with the effectiveness of our programs, loyal customer base, digital innovations, community, and ongoing evolution alongside scientific and medical advancements, enable us to attract new and returning customers.

Business Organization

For fiscal 2022 and for several years prior, we had four reportable segments based on an integrated geographical structure as follows: North America, Continental Europe (CE), United Kingdom and Other. Each reportable segment provided similar services and products. Our “North America” reportable segment consisted of our United States and Canada Company-owned operations; our “Continental Europe” reportable segment consisted of our Germany, Switzerland, France, Belgium, Netherlands and Sweden Company-owned operations; our “United Kingdom” reportable segment consisted of our United Kingdom Company-owned operations; and our “Other” reportable segment consisted of our Australia, New Zealand, and Brazil Company-owned operations, as well as revenues and costs from our franchises in the United States and certain other countries.

Changes in Segment Reporting

As previously disclosed, effective the first day of fiscal 2023 (i.e., January 1, 2023), we realigned our organizational structure and resources to more closely align with our strategic priorities and centralized the global management of certain functions and systems. As a result of the change in our organizational structure, in fiscal 2023, we had two reportable segments, consisting of North America and International, for the purpose of making operational and resource decisions and assessing financial performance. “North America” refers to our North American Company-owned operations and franchise revenues and related costs; and “International” refers to our Continental Europe Company-owned operations, United Kingdom Company-owned operations, and Australia, New Zealand and emerging markets operations. These reportable segments continued to provide similar services and products.

Effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, the Company’s reporting segments changed to one segment based on total revenue for the purpose of making operational and resource decisions and assessing financial performance. The segment information presented in this Annual Report on Form 10-K does not reflect this change in reportable segments as the change did not take effect internally until our first quarter of fiscal 2024. We will begin reporting segment information based on the new segment in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2024. For details on our reportable segments in fiscal 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Our Offerings

Our Programs and App

Our weight loss and weight management programs are rooted in nutritional and behavior change science. They are comprised of a range of science-based nutritional, activity, behavioral and lifestyle tools and approaches that can be tailored for individual weight goals and, if needed, support the unique needs of people taking GLP-1 medications or living with diabetes. Our Points Program continues to be grounded in our scientific Points system, which uses a proprietary nutritional algorithm to assign each food a value based on its calorie, saturated fat, unsaturated fat, added sugar, protein and fiber content. After a proprietary, personal assessment takes into account a member’s metabolic rate, members receive a tailored daily and weekly Points Budget to guide them towards healthy foods and appropriate portion sizes, forming the foundation of a healthy eating pattern. Members can also take advantage of over 200 ZeroPoint foods (nutritious foods which do not need to be weighed, measured, or tracked). Our Diabetes Program also takes into account the dietary needs of those living with diabetes by tracking blood sugar levels and tailoring their plans towards those foods that are less likely to impact such levels. Our new GLP-1 Program, which launched in the U.S., U.K. and Germany in December 2023, is our first-ever nutrition and activity program to complement a weight loss journey for those who are taking GLP-1 medications, whether provided through WeightWatchers Clinic (as described below) or prescribed by their medical provider. This program supports these members by helping them to prioritize nutritious foods while appetite is significantly reduced by the medication and to maintain muscle mass while losing weight on the medication by focusing on protein dense food and promoting activity.

Our app supplements our programs by providing tools to help our members on their weight health journey. These include trackers for food, water, activity and weight (and, for members on our diabetes-tailored plan, a tracker for blood sugar) as well as progress against personal weight health goals and content regarding behavioral techniques for building healthy habits. WW’s Connect platform, a members-only social network accessed through our app, fosters meaningful relationships by helping people find communities based on shared interests including food preferences, identity cohorts, wellness journey, activity, mindset, hobbies, locations, events and workshops.

WeightWatchers Clinic

WeightWatchers Clinic is our new clinical offering in the United States which provides members who medically qualify access to clinicians who can prescribe weight management medications when clinically appropriate. This can include a prescription for the latest U.S. Food and Drug Administration (“FDA”)-approved GLP-1 medications for chronic weight management. WeightWatchers Clinic is the complete product integration of our recently acquired Sequence subscription telehealth platform offering and any of our behavior change programs, including our new GLP-1 Program, which was scientifically designed to help support the unique behavioral and nutritional needs of individuals taking GLP-1 medications. For information about the recent acquisition of Sequence, see “History—Acquisition of Clinical Business”. If deemed eligible following completion of a medical eligibility questionnaire, a licensed clinician may prescribe weight management medications for Clinical members. They are guided by a multidisciplinary care team comprised of a care coordinator to facilitate the insurance process, registered dietitians, fitness specialists, and a board-certified clinician. Clinical members also have access to medication management, from dosage, to refilling prescriptions, to tracking weight loss and mitigating any potential side-effects, with the assistance of their clinician.

Licensing and Consumer Product Sales

We continue to license our trademarks and other intellectual property in certain categories of food, beverages and other weight health-relevant consumer products and services. Additionally, we co-brand with or endorse carefully selected branded consumer products and services. By partnering with carefully selected companies in categories relevant and helpful to weight- and health-conscious consumers, we have a high margin licensing business that gives us access to these consumers and also increases the awareness of our brands. In connection with our acquisition from The Kraft Heinz Company (successor to H.J. Heinz Company), or Heinz, in September 1999, Heinz received a perpetual royalty-free license to continue using our brand in certain food categories.

We previously sold a range of consumer products that complemented our programs and helped our customers in their weight management efforts. Our WW-branded products included bars, snacks, cookbooks and kitchen tools. We primarily sold consumer products online through our e-commerce platforms, at our studios, and through our trusted partners. In fiscal 2023, sales of consumer products represented approximately 6.2% of our total revenues. We made a strategic decision to wind down this lower-margin consumer products business, which we completed at the end of fiscal 2023.

Our Subscription Businesses

The payment structure for our weight health and weight management programs and WeightWatchers Clinic is through subscription plans and in some cases, includes a one-time initiation fee. Pursuant to these plans, a member typically selects the program which best meets them on their personal weight health journey, commits to a minimum term and is then automatically charged on a monthly basis until the member elects to cancel. With any subscription, members are granted access to one of our programs and our app with its functionality and tools. Members may then elect to supplement their membership with access to our group workshops. WeightWatchers Clinic members receive the benefits of our behavior change programs and virtual workshops along with our app as part of their subscription. Within the three channels of membership subscription described below, members can find services and tools that best meet their preferences and needs.

Digital Business

In our Digital business, we offer a digital subscription product based on the WW approach to weight loss and weight management. Our app provides interactive and personalized resources that allow subscribers to follow one of our three weight health and weight management programs. These resources also help subscribers adopt a healthier and more active lifestyle, a helpful mindset, and healthy habits, with a view toward long-term behavior modification — a key aspect of the WW approach toward achieving lasting weight health. Our app provides subscribers with content, functionality, and nutrition and wellness resources. We believe our personalized and interactive Digital subscription product gives subscribers an engaging experience. Our Connect online community, which can be accessed via our app, gives our subscribers a way to stay virtually connected and support and inspire each other. We continually innovate our Digital offerings to maximize the design, usability, features and capabilities of our app to support our weight loss and weight management programs and community. As of the end of fiscal 2023, we had approximately 3.1 million Digital subscribers.

Workshops + Digital Business

In our Workshops + Digital business, we offer a subscription for unlimited access to our workshops in addition to our digital subscription product described above. As part of this offering, we present our program in workshops of 30 to 45 minutes in duration, conveniently scheduled throughout the day, offered virtually and, where available, in person. Our interactive communities remain the cornerstone of our workshops. Coaches facilitate interactive workshops that encourage learning and inspire members to make positive changes towards their individual goals. Members provide each other inspiration and support by sharing their experiences with, and by providing encouragement and empathy to, other people on weight health journeys. As of the end of fiscal 2023, we had approximately 0.7 million Workshops + Digital subscribers.

We have franchisees in a limited number of territories. In fiscal 2023, revenues from our franchisees were immaterial. Pursuant to long-standing agreements, we and our franchisees typically pay each other royalties and other fees. We have enjoyed a mutually beneficial relationship with our franchisees over many years. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Clinical Business

In our Clinical business, which we launched in 2023 following the acquisition of Sequence, we offer a subscription for medically-qualified members to access a clinician who can prescribe weight management medications when clinically appropriate, as well as access to any of our behavior change programs, including our GLP-1 Program, via our digital subscription product (which is discussed in more detail above). As part of this offering, each Clinical member has a care team to assist them in their weight health journey. The care team not only offers support but also guidance on how to meet these challenges, including those related to insurance coordination. Clinical members have access to check-ins with their respective clinicians to assist them with their medication as needed. Clinical members are also able to attend dedicated virtual workshops to connect with other members who are also on a clinical weight health journey. Members provide each other inspiration and support by sharing their experiences, and by providing encouragement and empathy to, other people on clinical weight health journeys. As of the end of fiscal 2023, we had approximately 67 thousand Clinical subscribers.

WeightWatchers for Business Offering

Via our WeightWatchers for Business offering, we are leveraging our organizational capability to serve employers, payers and health plans with the offerings of our Digital, Workshops + Digital and Clinical businesses. As healthcare costs continue to be a significant concern for these stakeholders, we believe that our broad range of offerings uniquely positions us to serve the market and help them reduce their healthcare costs and improve the overall weight health of their constituents.

Our Clinical Efficacy and Reputation in the Marketplace

Throughout the years our science-backed programs have evolved alongside nutritional and behavior change science, resulting in WW being one of the most clinically-studied commercial weight management programs. For example, in 2022, a randomized controlled trial conducted by research teams at the University of North Carolina - Chapel Hill, University of British Columbia, and University of Leeds and funded by us was published in JAMA Network Open and found that study participants assigned to WW for 12 months had over two times more weight loss compared to participants who were assigned to a do-it-yourself weight loss approach. In addition, those assigned to WW were more likely to achieve clinically significant weight loss of five percent at three and twelve months.

In 2021, a six-month clinical trial conducted by the University of Connecticut and funded by us found that participants on WW experienced clinically significant benefits, including weight loss. Study participants reported a 40% increase in their healthy habits as well as a 13% decrease in hunger.

WW also has demonstrated efficacy among individuals with diabetes. In 2023, results from a multisite, single arm trial of the WW Diabetes Program in people with type II diabetes conducted at Pennington Biomedical Research Center, University of Florida and Virginia Commonwealth University and funded by us showed statistically significant improvements in weight loss, blood sugar, and diabetes distress at six months.

The efficacy and the value of our offerings are also well-acknowledged in the marketplace. For instance, in 2024, we again were recognized by U.S. News & World Report in the “Best Diets” rankings, including ranking #1 for “Best Weight-Loss Diets” for the fourteenth consecutive year and again ranking #1 for “Best Diet Programs.”

Marketing and Promotion

Our communications with consumers and other promotional efforts enhance our brand image and awareness, and motivate both former and potential new customers to join WW. We utilize a data-driven approach to our media placements, promotional offers, and website and app store presence to enhance marketing efficiency, drive conversion, and maximize subscription value. Our advertising campaigns are supported across multiple platforms (e.g., television, YouTube, social media, programmatic, audio, search, affiliate, branded content, electronic customer relationship marketing (eCRM), direct mail, and public relations). We develop and maintain a high level of engagement with current and potential customers on various social media platforms including Facebook, Instagram and TikTok. Also, at times, we utilize brand ambassadors, spokespersons and social media influencers, including celebrities, as part of our advertising and marketing.

In addition to the above advertising channels, we take advantage of other channels for which we are uniquely positioned given our long history and network of WW coaches and members. The word of mouth generated by our current and former members, combined with our strong brand and reputation for effectiveness, enable us to attract new and returning members. We also carry out key public relations initiatives through the efforts of current and former WW members, social media influencers, and, from time to time, celebrity brand ambassadors.

In October 2015, we entered into a Strategic Collaboration Agreement with Oprah Winfrey, pursuant to which, among other things, Ms. Winfrey and the Company collaborate with each other towards the mutual objective of advancing and promoting the WW programs and the Company. Further information on this agreement and our partnership with Ms. Winfrey can be found below under “—History—Winfrey Transaction.”

Seasonality

Our business is seasonal due to the importance of the winter season to our overall member recruitment environment. Historically, we experience our highest level of recruitment during the first quarter of the year, which is supported with the highest concentration of advertising spending. Therefore, our number of End of Period Subscribers (as defined below) in the first quarter of the year has been typically higher than the number in other quarters of the year, historically reflecting a decline over the course of the year.

Competition

We compete in the global weight management and health and wellness market. The weight management and health and wellness industries include commercial weight management programs; the pharmaceutical industry and prescription and over the counter weight management and weight loss injectables, pills and appetite suppressants as well as compounded drug formulations; online and clinical prescription services; weight loss and wellness apps and monitoring solutions, such as wearable trackers; surgical procedures; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites, and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content and publications; weight management services administered in-person or virtually by doctors, nutritionists, dieticians and other clinicians; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains. These competitive programs, products, services and publications are offered at various price points, and in some cases for free or at a low cost to consumers, such as free apps.

Competition among commercial weight management programs is largely based on program recognition and reputation; the effectiveness, ease of use, safety, personalization and price of the program; and the related digital platform, content and user experience. We compete with several other companies in the commercial weight management industry, although we believe that in certain cases their businesses are not comparable to ours. For example, we believe our prominence as one of the most clinically-studied commercial weight management programs differentiates us from many of our competitors. Additionally, certain of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. In conjunction with our flexible, healthy food plan and emphasis on behavior change education, we believe that the power of our communities -- via our online social network, Connect, and workshops -- increases accountability and provides our members with inspiration, human connection, and support, which motivates them and enables them to build healthier and more fulfilling food, activity and lifestyle habits.

Our Clinical business is part of the emerging market for healthcare and technology, which is increasingly competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. The increased popularity and acceptance of medication as a weight loss tool has introduced new competitors in the weight management and health and wellness market and increased competition from certain of our existing competitors. We compete directly not only with telehealth providers but also traditional healthcare providers, pharmacies and other technology companies entering into the health and wellness industry. Conversely, increased attention by consumers and the media to recent developments, innovations, and approvals of chronic weight management drug therapies, the evolving use of compounded drug formulations, and the perception of their safety, effectiveness and ease of use, may also delay or prevent consumer engagement in our non-Clinical businesses.

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

History

In 1961, Jean Nidetch, our founder, attended a New York City obesity clinic and took what she learned from her personal experience at the obesity clinic and began weight-loss meetings with a group of her overweight friends in the basement of a New York apartment building. Under Ms. Nidetch’s leadership, the group members supported each other in their weight-loss efforts, and word of the group’s success quickly spread. Ms. Nidetch and Al and Felice Lippert, who all successfully lost weight through these efforts, formally launched our business in 1963. WW International, Inc. (formerly known as Weight Watchers International, Inc.) was incorporated as a Virginia corporation in 1974 and succeeded to the business started in New York in 1963. Heinz acquired us in 1978. Artal Luxembourg S.A. acquired us from Heinz in 1999, and fully sold its remaining shares of our common stock in 2023.

Winfrey Transaction

On October 18, 2015, we entered into a Strategic Collaboration Agreement with Ms. Winfrey (as amended, the “Strategic Collaboration Agreement”), pursuant to which Ms. Winfrey granted us the right to use, subject to her approval, her name, image, likeness and endorsement for and in connection with the Company and its programs, products and services (including in advertising, promotion, materials and content), and we granted Ms. Winfrey the right to use our trademarks and service marks to collaborate with and promote the Company and its programs, products and services. The Strategic Collaboration Agreement had an initial term of five years (the “Initial Term”), with additional successive one year renewal terms. On December 15, 2019, we entered into an amendment of the Strategic Collaboration Agreement (the “Strategic Collaboration Amendment”) with Ms. Winfrey, pursuant to which, among other things, the Initial Term was extended until April 17, 2023 (with no additional successive renewal terms) after which a second term commenced and will continue through the earlier of the date of the Company’s 2025 annual meeting of shareholders or May 31, 2025 (the “Second Term” and together with the Initial Term, the “Strategic Term”). During the Initial Term, Ms. Winfrey consulted with us and participated in developing, planning, executing and enhancing the WW programs and related initiatives, and provided us with services in her discretion to promote the Company and its programs, products and services, including in advertisements and promotions, and made personal appearances on our behalf. During the Second Term, Ms. Winfrey and the Company will collaborate with each other towards the mutual objective of advancing and promoting the WW programs and the Company, and in connection therewith, Ms. Winfrey will consult with the Company and participate in developing, planning, executing and enhancing the WW programs and related initiatives. In connection therewith, Ms. Winfrey will make available to the Company her knowledge, expertise, and abilities in the areas of corporate management, consumer insights, advertising and marketing, consumer motivation, and community activation and consult and participate in the design and planning of creative strategy and the related execution of the consumer experience in connection with the WW programs. In addition, throughout the Second Term, except as otherwise prohibited by applicable law, the Company intended to cause Ms. Winfrey to be nominated as a director of the Company. However, Ms. Winfrey has informed us she is not seeking to be re-nominated as a director of the Company at the Company’s upcoming 2024 annual meeting of shareholders. Ms. Winfrey will not grant anyone but the Company the right to use her name, image, likeness or endorsement for or in connection with any other weight loss or weight management programs during the Strategic Term, and she will not engage in any other weight loss or weight management business, program, products, or services during the Strategic Term and for one year thereafter. The Strategic Collaboration Amendment became operative on May 6, 2020 when our shareholders approved the Winfrey Amendment Option (as defined below).

On October 18, 2015, we also entered into a Share Purchase Agreement with Ms. Winfrey (as amended, the “Winfrey Purchase Agreement”), pursuant to which we issued and sold to Ms. Winfrey an aggregate of 6,362,103 shares of our common stock for an aggregate cash purchase price of $43,198,679. The purchased shares were previously subject to a right of first offer and right of first refusal held by the Company, as discussed further below. Under the Winfrey Purchase Agreement, Ms. Winfrey has certain demand registration rights and piggyback rights with respect to these purchased shares.

In consideration of Ms. Winfrey entering into the Strategic Collaboration Agreement and the performance of her obligations thereunder, on October 18, 2015, we granted Ms. Winfrey a fully vested option to purchase 3,513,468 shares of our common stock (the “Winfrey Option”). The term sheet for the Winfrey Option, which includes the terms and conditions appended thereto, relating to the grant of the Winfrey Option is referred to herein as the “Winfrey Option Agreement”. The Winfrey Option is exercisable at a price of $6.97 per share, in whole or in part, at any time prior to October 18, 2025, subject to earlier termination under certain circumstances, including if a change in control (as defined in the Winfrey Option Agreement) of the Company occurs. The shares issuable upon exercise of the Winfrey Option were previously subject to a right of first offer and right of first refusal held by the Company, as discussed further below.

In consideration of Ms. Winfrey entering into the Strategic Collaboration Amendment and the performance of her obligations thereunder, on December 15, 2019, the Company and Ms. Winfrey entered into a term sheet relating to the grant of a fully vested option to purchase 3,276,484 shares of our common stock (the “Winfrey Amendment Option”). The term sheet for the Winfrey Amendment Option, which includes the terms and conditions appended thereto, is referred to herein as the “Winfrey Amendment Option Agreement”. Upon our shareholders approving the Winfrey Amendment Option on May 6, 2020, it became exercisable at a price of $38.84 per share, in whole or in part, at any time prior to November 30, 2025, subject to earlier termination under certain circumstances, including if a change in control (as defined in the Winfrey Amendment Option Agreement) of the Company occurs. The shares issuable upon exercise of the Winfrey Amendment Option were previously subject to certain transfer restrictions and a right of first offer and right of first refusal held by the Company, as discussed further below.

In fiscal 2020, as permitted under the Winfrey Purchase Agreement and the Winfrey Option Agreement transfer provisions, Ms. Winfrey sold 2,782,476 of the purchased shares discussed above and exercised a portion of the Winfrey Option resulting in the sale of 1,118,036 shares issuable under such option, respectively. Similarly, in fiscal 2021, Ms. Winfrey sold 1,541,564 of the purchased shares discussed above and exercised a portion of the Winfrey Option resulting in the sale of 581,348 shares issuable under such option. Ms. Winfrey has announced her intention to donate all shares of common stock that she currently owns, as well as the net proceeds from any exercise and sale of the Winfrey Option and the Winfrey Amendment Option, to the National Museum of African American History and Culture (the “Museum”). In connection with Ms. Winfrey’s proposed charitable donation, the Company declined to exercise its rights of first offer and first refusal discussed above and waived any remaining transfer restrictions applicable to the shares proposed to be donated and, to the extent the net proceeds of the sale of such shares are donated to the Museum, the shares issuable under either of the Winfrey Option or the Winfrey Amendment Option.

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

Acquisition of Clinical Business

As previously disclosed, on April 10, 2023, we completed our acquisition of the subscription telehealth platform offering of Weekend Health, Inc., doing business as Sequence, a Delaware corporation (“Sequence”), pursuant to an agreement and plan of merger, under which Sequence continued as a wholly-owned subsidiary of the Company. The acquisition of Sequence expanded our offerings for members to include clinical interventions and allowed us to build a new weight health pathway which leverages the advancements in chronic weight management medications and meets the increasing consumer demand for solutions which include GLP-1 medications. For additional information on this acquisition, see Note 6 “Acquisitions” of the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K.

Regulation

A number of laws and regulations govern our advertising and marketing, services, products, operations and PCs and Affiliated Professionals (both as defined below) and relations with consumers, licensees, franchisees, strategic and other contractual partners, coaches, guides, employees and government authorities in the countries in which we operate. Certain federal, state and foreign agencies, such as the U.S. Federal Trade Commission (the “FTC”) and the FDA regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, labeling, privacy, consumer pricing and billing arrangements and other consumer protection matters. We are subject to many distinct employment, labor, commercial, benefits and tax laws and regulations in each country in which we operate, including regulations affecting our employment and wage and hour practices and our relations with our coaches, guides and employees. Laws and regulations directly applicable to data protection and communications, operations or commerce over the Internet, such as those governing consumer protection, intellectual property, privacy and taxation, continue to evolve. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance.

During the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017. From time to time, we have been in discussions with the FTC regarding such matters. Subsequent to our 2018 acquisition of Kurbo Health, Inc., (“Kurbo”), we engaged in discussions with the FTC regarding online privacy obligations associated with that program. In February 2022, the FTC filed a complaint and proposed settlement order to resolve allegations that Kurbo violated the Children’s Online Privacy Protection Act. We entered into a consent order with the FTC in March 2022 settling all contested issues raised in the complaint filed against us, and determined in the second quarter of fiscal 2022 to exit the Kurbo business in the third quarter of fiscal 2022 as part of our strategic plan.

In addition, we, our PCs, and Affiliated Professionals are subject to other laws and regulations in the United States and internationally, as applicable. For example, the practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, and approvals, which relate to topics including the adequacy of medical care, the practice of medicine (including the provision of remote care), personnel, operating policies and procedures, and the prerequisites for the prescription of medication. Failure to comply with these or other laws and regulations or changes in laws, regulations, policies, and related interpretations and enforcement practices could give rise to civil or criminal penalties, affect our cost of doing business, alter the landscape in which we do business, and require operational changes. Our contractual relationships with our PCs and Affiliated Professionals are also subject to various state laws that prohibit fee splitting, the sharing of professional services income with nonprofessional or business interests, and the corporate practice of medicine (“CPOM”) and laws, regulations, and administrative interpretations intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. CPOM and fee splitting laws vary from state to state and are subject to interpretation and enforcement by state regulators, and the failure to comply could lead to adverse judicial or administrative actions against us, our PCs or Affiliated Professionals, civil or criminal penalties, cease-and-desist orders, loss of healthcare provider licenses, changes to contractual arrangements, and other materially adverse consequences. A determination of liability under, or noncompliance with, broadly applicable fraud and abuse laws and regulations, such as state healthcare fraud and abuse laws that apply to items or services reimbursed by any third-party payor, including funds paid out of pocket by patients, may also subject us, our PCs, or our Affiliated Professionals to fines, penalties, other adverse consequences, and restrictions on our business, our PCs or Affiliated Providers. The scope of these laws and interpretations of them vary by jurisdiction and are enforced by courts and governmental and regulatory authorities, each with broad discretion. See “Risk Factors—Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)—We may be subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits and investigations, including actions for false and other improper claims.”

Human Capital Management

At WW our vision is to “Be the global leader in Weight Health—a worldwide community connected by healthy habits.” We believe that our workforce plays an integral role in achieving our vision. As of December 31, 2023, we had approximately 4,850 employees, a majority of whom were part-time employees. In addition, in certain of our international markets, our coaches and guides are self-employed and are not included in this total.

Diversity and Inclusion

We believe that a diverse and inclusive workforce helps us to explore and realize the many different paths to health and wellness for our members, which leads to better execution of our strategic initiatives. For example, 75% of our executive officers, including our Chief Executive Officer and our Chief Financial Officer, are women. To further our commitment to create an inclusive and diverse culture, our Diversity, Equity & Inclusion function reports directly to our Chief People Officer. We offer forums and formal training programs for our employees to enable them to continue their education and share best practices and experiences, which creates an ongoing evolution and community with respect to diversity and inclusion and belonging in the workplace.

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

Wellness, Health and Safety

We are focused on promoting the total wellness of our employees, and offer resources, programs and services to support our employees’ physical, mental, financial and social wellness. For example, in 2023 we continued to improve and expand on global paid parental leave policy for all parents (both full-time and part-time eligible employees), making us a leader in providing equitable and meaningful parental leave. We believe this investment not only contributes to gender balance and equity in care-taking, but is also linked to improved health and economic outcomes of women, children, and families.

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

We use our corporate website at corporate.ww.com and certain social media channels such as our Instagram account (Instagram.com/weightwatchers), corporate Facebook page (www.facebook.com/weightwatchers), X (formerly Twitter) account (@ww_us) and LinkedIn page (www.linkedin.com/company/weightwatchers) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

Our Amended and Restated Code of Business Conduct and Ethics (the “Code of Business Conduct and Ethics”) and our Corporate Governance Guidelines as amended are also available on our corporate website at corporate.ww.com.

Item 1A. Risk Factors

You should consider carefully, in addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The following discussion of risks is not all inclusive but is designed to highlight what we believe are the material risks that we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Business and Operations

Competition from other weight management and health and wellness industry participants or the development of more effective or more favorably perceived weight management methods could result in decreased demand for our services and products.

The weight management and health and wellness marketplace, which includes clinical solutions, is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: commercial weight management programs; the pharmaceutical industry and prescription and over the counter weight management and weight loss injectables, pills and appetite suppressants as well as compounded drug formulations; online and clinical prescription services; weight loss and wellness apps and monitoring solutions, such as wearable trackers; surgical procedures; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites, and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content and publications; weight management services administered in-person or virtually by doctors, nutritionists, dieticians and other clinicians; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains. As we or others develop new or different weight management services, products, methods or technologies, additional competitors may emerge. Furthermore, existing competitors may enter new markets or channels of distribution or expand their offerings or advertising and marketing programs, and future competitors may do the same. More effective or more favorably perceived, or easier to use, diet and weight and healthy living management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. Some of our competitors are also significantly larger than we are and have substantially greater resources. This competition may reduce demand for our services and products.

Our Clinical business is part of the emerging market for healthcare and technology, which is increasingly competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. The increased popularity and acceptance of medication as a weight loss tool has introduced new competitors in the weight management and health and wellness market and increased competition from certain of our existing competitors. We compete directly not only with telehealth providers but also traditional healthcare providers, pharmacies and other technology companies entering into the health and wellness industry. Many of our current and potential competitors may have greater name and brand recognition in the larger healthcare market, longer operating histories, or significantly greater resources than we do, or may be able to offer products and services similar to those offered by WeightWatchers Clinic at more attractive prices than we can. Conversely, increased attention by consumers and the media to recent developments, innovations, and approvals of chronic weight management drug therapies, the evolving use of compounded drug formulations, and the perception of their safety, effectiveness and ease of use, may also delay or prevent consumer engagement in our non-Clinical businesses.

The purchasing decisions of weight management and health and wellness consumers are highly subjective and can be influenced by many factors, such as perception of the ease of use and efficacy of the service and product offerings as well as brand image or reputation, marketing programs, cost, social media presence and sentiment, consumer trends, personalization, the digital platform, content and user experience. Moreover, consumers can, and frequently do, change approaches easily. For example, fad diets and weight loss trends, such as low-carbohydrate diets, have adversely affected our revenues from time to time. Also, our revenue from our non-Clinical businesses has been and may continue to be adversely affected by the popularity and expanding availability of pharmacotherapy treatments (offered either in-person by medical providers or through other telehealth platforms), as well as apps, activity monitors and other free or low-cost “do-it-yourself” alternatives. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

A failure to continue to retain and grow our subscriber base could adversely affect our results of operations and business.

Subscriptions to our businesses generate the predominant portion of our revenue, and our future growth depends upon our ability to retain and grow our subscriber base and audience. To do so will require us to continue to evolve our subscription model, user experience and digital platforms; address changing consumer demands and developments in science and technology; and improve our services and products while continuing to provide our members with guidance, compelling content, personalization and an inspiring community to enable them to develop healthy habits. We have invested and will continue to invest significant resources in these efforts, but there is no assurance that we will be able to successfully maintain and increase our subscriber base or that we will be able to do so without taking steps such as reducing pricing or incurring subscription acquisition costs that would affect our subscription revenues, margin and/or profitability.

We may not be able to successfully execute our business plan to be a leader in the rapidly evolving and increasingly competitive clinical weight management and weight loss market, which could adversely affect our business, financial condition or results of operations.

The clinical weight management and weight loss market is rapidly evolving and increasingly competitive. The potential growth and scope of, and future investments in, this market is unknown and it may not reach the market size or generate the related revenues that we anticipate. Additionally, insurance and employer cost coverage for weight management medications may not be expanded or may contract further, and prices for weight management medications may rise or may not decline, making them unaffordable to certain consumers. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner to customers who are seeking a clinical weight management solution, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. Our new virtual care Clinical offering, WeightWatchers Clinic, may be unable to achieve and sustain high levels of demand, consumer acceptance, and market adoption. Negative publicity concerning telehealth generally or weight management medications specifically, such as information regarding side effects or adverse events associated with such medications, or our Clinical offerings and related customer experiences, could limit market acceptance of our business model and services within this larger market. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth could limit market acceptance of our business model and services. If our Clinical offerings are unable to drive recruitment and retention, our Clinical subscriber base may not grow, or may grow more slowly than we expect. The COVID-19 pandemic increased utilization of virtual care services, but it is uncertain whether such increase in demand will continue. Our success will depend to a substantial extent on the willingness of our members to access our Clinical offering virtually via our telehealth platform, as well as on our ability to continue to demonstrate the value of virtual care to employers, health plans, government agencies, and other purchasers of healthcare for beneficiaries. The success and satisfaction of our Clinical members depends in part on their being able to access the weight management medications that they have been prescribed by WeightWatchers Clinic clinicians. Due to supply chain constraints and shortages for weight management medications, these members have experienced, and may continue to experience, stock issues at mail order and local pharmacies that fill prescriptions for such therapies. If we fail to successfully compete in the clinical weight management and weight loss market with our virtual care Clinical offering, our business, financial condition or results of operations could be adversely affected.

If we do not continue to develop new, innovative services and products or if our services, products or brands do not continue to appeal to the market, or if we are unable to successfully expand into new channels of distribution or respond to consumer trends or sentiment, our business may suffer.

The weight management and health and wellness marketplace is subject to changing consumer demands and sentiment based, in large part, on the efficacy, ease of use and popular appeal of weight management and wellness programs and the evolving science with respect to weight loss. The popularity of weight management and wellness programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends or sentiment and medical advancements. For example, public opinion on the use of weight management medications is significantly shifting as the popularity of clinical solutions grows, more medications are approved by regulatory authorities in the U.S. and elsewhere, and the availability of weight management drugs continues to expand. Although beneficial for our Clinical business, the growing acceptance of the use of medication to manage weight could negatively impact the popular appeal of our Digital and Workshops + Digital businesses. Our businesses and the portfolio of corresponding services and products we offer are intended to address the weight health needs of all members – whether they are taking prescription weight management medications, living with diabetes or looking to otherwise lose weight – but the perception that our company caters to, or is focused on, any of those groups to the exclusion of the others could potentially alienate current and future members, and our businesses may suffer. The successes or challenges of our Clinical business may come at the respective expense of, or advantage to, our other businesses. Additionally, developments in public opinion on the types of products and services we provide could negatively impact the popular appeal of our services and products. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis, to respond to new and evolving consumer demands and sentiment, achieve market acceptance and keep pace with new medical, nutritional, weight management, healthy living, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products. Additionally, new or enhanced services or products may not appeal to the market or the market’s perception of us. As we announce new brands, sub-brands or articulations of our brands, and we adopt new trademarks, the marketplace may not embrace or accept them and it may take time to build their reputation and goodwill, both with consumers and with our partners. Our future success also will depend, in part, on our ability to successfully distribute our services and products through appealing channels of distribution. Our failure to develop new, innovative services and products and to enhance our existing services and products, the failure of our services, products or brands to continue to appeal to the market or respond to consumer trends or sentiment, or the failure to expand into appealing new channels of distribution could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

We may not be able to successfully implement our strategic initiatives, which could adversely impact our business, financial conditions or results of operations.

We are continually evaluating the changing consumer environment and the competitive environment of the weight management and health and wellness marketplaces and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy that addresses those changes. Over the past several years, we have expanded our offerings in health and wellness, including, most recently, introducing our Clinical offering. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel, or engage with partners of choice, to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition or results of operations may be adversely affected.

We continually innovate our offerings to best serve our members. For example, in the Company’s continued pursuit to evolve alongside advancements in science, in fiscal 2023, we acquired Sequence, a subscription telehealth platform, which is now known as WeightWatchers Clinic, to meet the increasing consumer demand for prescription weight management medications. Later that year, we launched a new program to provide tailored behavioral support for individuals on GLP-1 medications. As we continue to embrace an “always on” innovation strategy across multiple areas of our offerings, programs and technological capabilities, these innovations may not be successful in meeting the needs or preferences of many of our current or potential members. As a result, we may experience decreases in our recruitment and retention of members, or increased member cancellations. We may not be able to successfully launch new offerings and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages of our innovation strategy. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate and may adversely impact our ability to continue to successfully implement our strategies. If these or other factors limit our ability to successfully execute our strategic initiatives, our business, financial condition or results of operations may be adversely impacted. For additional information on certain of the risks associated with our strategic entry into the telehealth market, see “—We may not be able to successfully execute our business plan to be a leader in the rapidly evolving and increasingly competitive clinical weight management and weight loss market, which could adversely affect our business, financial condition or results of operations.” above. Additionally, as we continue to innovate our workshop and clinical experiences and explore new in-person formats, we may not be successful in meeting the needs of many of our current or potential members.

We may not be successful in evolving our in-person or virtual community offerings, including our workshop offering, which could adversely affect our business, brand, or financial results.

We believe that the power of our community is one of the factors that enables us to attract new and returning customers. However, we have continued to observe significant recruitment declines in our Workshops + Digital business. Our mix shift toward our Digital business in recent years negatively impacted revenue and continues to do so. Additionally, our Workshops + Digital members may choose our new Clinical offering, which could further decrease the demand for our workshop offering and negatively impact revenues for our Workshops + Digital business. These revenue declines may be accelerated by evolving consumer tastes and preferences regarding in-person or virtual communities. The evolution of our traditional in-person formats, or the introduction of new formats, may dilute the competitive advantage of our community or discourage current or potential Workshops + Digital and other members from subscribing to our offerings. New iterations of our workshop format may not develop as rapidly alongside the evolving science of weight management to provide the latest in science-backed community support initiatives, or alongside evolving consumer tastes and preferences, which could negatively impact our business, brand, or financial results.

Our business depends on the effectiveness and efficiency of our advertising and marketing programs across multiple platforms, including the strength of our social media presence, to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain members and subscribers. Our ability to attract and retain members and subscribers depends significantly on the effectiveness and efficiency of our advertising and marketing practices across multiple platforms. For example, if our advertising and marketing programs are not effective and fail to attract sufficient recruitments during the first quarter of the fiscal year, our most important period for recruitments, it historically has had an outsized negative impact on our performance for the remainder of the year. Our competitors may create more compelling marketing campaigns or marketing campaigns that appeal to more diverse audiences, or may devote greater financial and other resources to marketing and advertising, which could drive our current and potential members and subscribers to our competitors. Additionally, our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. In addition, from time-to-time, we use the success stories of our members and subscribers, and utilize brand ambassadors, spokespersons and social media influencers, including in some cases celebrities, in our advertising and marketing programs to communicate on a personal level with consumers. Actions taken by these individuals that harm their personal reputation or image, or include the cessation of using our services and products, could have an adverse impact on the advertising and marketing campaigns in which they are featured. We and our brand ambassadors, spokespersons and social media influencers also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of, or content on, these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels, our reputation and our ability to attract and retain members, subscribers and strategic partners. In addition, any resulting substantial negative commentary by others, whether on traditional or social media platforms, could have an adverse impact on our reputation and ability to attract and retain members, subscribers and strategic partners. If our advertising and marketing campaigns do not generate a sufficient number of members and subscribers, or fail to develop a high level of engagement with current and potential members and subscribers on various platforms, our business, financial condition and results of operations will be adversely affected.

Our reputation could be impaired due to actions taken by our franchisees, licensees, suppliers, affiliated provider entities, PCs’ healthcare professionals, and other partners.

We believe that our brands, including their widespread recognition and strong reputation and goodwill in the market, are one of our most valuable assets and they provide us with a competitive advantage. Our franchisees operate their businesses under our brands. Although we completed the wind down of our consumer products business at the end of fiscal 2023, we continue to license our trademarks to third parties for the manufacture and sale in retail stores by such parties of a variety of goods, including food products, and also co-brand or endorse third-party branded consumer services and products. In addition, we integrate our services and products with those of other third parties, including through bundled and joint offerings, and integrate data from trusted third-party partners into our offerings. Our third-party partnerships also extend to event sponsorships and co-promotions. Our franchisees, licensees, suppliers and other partners are independent third parties with their own financial objectives, third-party relationships and brand associations. Actions taken by them, including violations of generally accepted ethical business practices or breaches of law, regulations or contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our reputation. Also, our products and services, or the third-party products or services with which we integrate our own services and products, may be subject to product recalls, brand confusion, litigation, regulatory action or other deficiencies, as the case may be, which could harm our brands. Any negative publicity associated with these actions or these third parties would adversely affect our reputation and may result in decreased recruitment, product subscriptions, workshop attendance and third party product sales and, as a result, lower revenues and profits.

Through our Clinical business, we are now associated with, and may in the future become associated with, managed professional corporations, professional associations or equivalent entities, which are legal entities organized under state laws that employ or contract with healthcare professionals in one or more states to provide telehealth services (collectively, “PCs”). We are dependent on our relationships with the PCs, which we do not own, and our business would be adversely affected if those relationships were disrupted. We and the PCs may suffer losses or reputational harm from medical malpractice liability, professional liability or other claims against the healthcare professionals employed by, or contracting with, us, the PCs or a clinical staffing agency engaged by the PCs (the “Affiliated Professionals”). Affiliated Professionals may provide inappropriate medical treatment, fail to follow procedures or guidelines, submit insurance claims without required and appropriate documentation, engage in services outside the scope of their practice, or engage in unprofessional conduct or other activities that could lead to claims, significant defense costs, reputational harm, negative publicity, increased scrutiny by regulators and payors, or other risks, which may adversely affect our business. We and/or the PCs may be unable to obtain or maintain adequate insurance against these claims. Healthcare professionals providing telehealth services have become subject to a number of lawsuits alleging malpractice and some of these lawsuits may involve large claims and significant defense costs. It is possible that these claims could also be asserted against us and potential litigation may include us as an additional defendant. Any suits against us, the PCs or the Affiliated Professionals, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Although we do not control the practice of telehealth by the PCs and the Affiliated Professionals, it could be asserted that we should be held liable for malpractice of a healthcare professional employed or contracted by a PC.

In addition, we and the PCs could incur reputational harm or negative publicity in relation to a material malpractice or care-related event involving an Affiliated Professional. Malpractice lawsuits and claims can also lead to increased scrutiny by state regulators. In addition, some plaintiffs have asserted allegations of corporate practice of medicine in connection with malpractice lawsuits. There can be no assurance that a future claim or claims will not be successful. Malpractice insurance, moreover, can be expensive and varies from state to state and there can be no assurance that malpractice insurance will be available to us or the PCs or the Affiliated Professionals at an acceptable cost or at all.

Successful malpractice claims asserted against us or the PCs or the Affiliated Professionals could have a material adverse effect on our business, financial condition and results of operations. Additionally, our inability to obtain adequate insurance may also have a material adverse effect on our business and financial results.

Additionally, a number of laws and regulations govern the business of advertising, promoting, dispensing, and marketing services and products, including generic and branded pharmaceuticals. These regulatory regimes are overseen by governmental bodies, including the FDA, the U.S. Department of Health and Human Services (“HHS”), the FTC and several state and local government agencies in the United States. Failure to comply with the laws and regulations of these governmental agencies may result in legal or other enforcement actions, including orders to cease non-compliant activities. We depend on pharmacies, laboratories and other contractors to provide certain products and services for members. These third parties may be subject to inspections and audits by federal, state or local health authorities, health insurers, and pharmacy benefit managers. If these third parties do not maintain appropriate licenses or comply with legal and regulatory requirements or are subject to enforcement actions, our business may be adversely affected.

Any inquiry into the safety, efficacy or regulatory status of the products prescribed by the Affiliated Professionals and any related interruption in the marketing and sale of these products could damage our reputation and image in the marketplace. For example, the use of such products may cause adverse events or other undesirable side effects, which could cause regulatory authorities to issue warnings about the products or could lead to recalls, withdrawals of approvals for such products or other regulatory or other enforcement actions. Additionally, the FDA has received adverse event reports associated with compounded versions of the products prescribed by the Affiliated Professionals and warned consumers not to use counterfeit versions of such products, which have been marketed in the U.S.; adverse events associated with compounded or counterfeit versions could adversely affect our business. The FDA has also issued warning letters to companies alleging improper claims regarding their pharmaceutical products. If the FDA or any other regulatory authorities determine that we have made inappropriate drug claims, we could receive a warning or untitled letter, be required to modify our claims or take other actions to satisfy the FDA or any other regulatory authorities. There can be no assurance that we will not be subject to state, federal or foreign government actions or class action lawsuits, which could harm our business, financial condition and results of operations.

We have in the past and may in the future be required to recognize asset impairment charges for indefinite- and definite-lived assets.

In accordance with GAAP (as defined hereafter), we perform impairment reviews of our indefinite-lived assets, which include franchise rights acquired and goodwill, on at least an annual basis or more often if events so require. We also continually evaluate whether current factors or indicators, such as a decline in our financial performance, an increased competitive environment, the deterioration in relevant, country macroeconomic conditions, and/or other prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets. The process of testing franchise rights acquired, goodwill and other indefinite-lived assets for impairment involves numerous judgments, assumptions and estimates made by management, which inherently reflect a high degree of uncertainty. Certain factors, including the future profitability of our businesses, the price of our common stock, the market value of our debt and macroeconomic conditions (both at the global and local levels), might have a negative impact on the fair value of these assets. For example, in fiscal 2022, we recorded $393.6 million of impairment charges for our franchise rights acquired related to our United States, Canada, United Kingdom, New Zealand and Australia units of account. We may incur additional impairment charges in the future, which would have an adverse impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II of this Annual Report on Form 10-K for additional information.

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

We depend on senior management and other key personnel and consultants, and their loss could result in the loss of management continuity and institutional knowledge and negatively affect our operations, brand image and goodwill. We have made, and may continue to make, significant strategic and organizational changes, such as changing the composition of our leadership team and centralizing the global management of certain functions and systems. Such changes could be disruptive to our daily operations or relationships with customers, partners, suppliers, and employees, make it more difficult to hire and retain key employees, impact our public or market perception or result in a loss of institutional knowledge, any of which could have a negative impact on our business or stock price.

In October 2015, Ms. Winfrey and the Company began a long-term, strategic partnership, which included her making a substantial equity investment in the Company, joining our Board of Directors, providing certain consulting services and granting us the right to use her name and marks. For additional details on these consulting services and rights and the applicable term during which we may benefit, see “Item 1. Business—History—Winfrey Transaction” of this Annual Report on Form 10-K. Our ability to maintain our brand image and leverage the goodwill associated with Ms. Winfrey’s name may be damaged if we were to lose her services or if the nature of our partnership changes. The loss of Ms. Winfrey’s services or partnership with us for any reason (including as a result of her death or disability), any negative market or industry perception with respect to her or her participation in the Company’s programs, or the failure by Ms. Winfrey to provide services in her discretion to promote the Company, our programs, services and products or to consult with us and participate in developing, planning, executing and enhancing our programs and related initiatives, all in accordance with our strategic partnership arrangements with her, could have an adverse effect on our business, financial condition and results of operations. In addition to the aforementioned services, pursuant to the terms of the Strategic Collaboration Agreement as amended, the Company intended to cause Ms. Winfrey to be nominated as a director of the Company. However, on February 26, 2024, Ms. Winfrey notified us that she would not be standing for re-election as a member of our Board of Directors at our 2024 annual meeting of shareholders.

We also depend heavily upon our coaches, guides and members of our customer service teams to support our customers in their weight management efforts. If we fail to appropriately manage and motivate our coaches, guides and customer service team members, we may not be able to adequately service our customers which could negatively impact our sales of services and products. Changes in factors such as overall unemployment levels, local competition for qualified personnel, prevailing wage rates and employment law, as well as rising employee benefits costs, including insurance in the areas in which we operate, could increase our labor costs and interfere with our ability to adequately retain qualified individuals to provide support to customers. Additionally, our inability to attract and retain qualified coaches, guides and customer service team members could delay or hinder our successfully executing our strategic initiatives.

We may not successfully make acquisitions or enter into collaborations or joint ventures and we may not successfully integrate, operate or realize the anticipated benefits of such businesses.

As part of our strategic initiatives, we may pursue selected acquisitions, collaborations or joint ventures, such as our 2023 acquisition of Weekend Health, Inc., doing business as Sequence (the “Acquisition”). We may not be able to effect other transactions or partnerships on commercially reasonable terms or at all. Additionally, if the market negatively perceives our business or financial condition, we may not be a partner of choice for such transactions or partnerships, which could adversely affect our ability to enter into such transactions or partnerships and the terms thereof. Any future acquisitions or joint ventures may require access to additional capital, and we may not have access to such capital on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies, technologies and products into our existing business, operating a business in a new sector, or in providing our services and products in newly acquired markets; attrition of key personnel and loss of expertise from acquired businesses and difficulties accessing necessary expertise; significant charges or expenses; higher costs of integration and compliance than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development of our services and products or the expansion of our existing operations. The market may also negatively perceive these transactions or partnerships and our allocation of financial and other resources in connection therewith.

We also may be limited by contract or otherwise with respect to, or have no control over, the resources that any third party partner may devote to the research, development and commercialization of services and products under our collaborations. Any of our collaborators may not perform their obligations as expected. Our collaborators may breach or terminate their agreements with us or otherwise fail to conduct research, development or commercialization activities successfully, in a timely manner or in compliance with legal requirements. Additionally, disputes may arise with respect to the ownership of rights to technology developed with our collaboration partners. The failure of our collaboration partners to meet their obligations, comply with legal requirements, adequately deploy resources or to satisfactorily resolve disputes with us could have an adverse effect on our business, financial condition or results of operations. The ability to achieve our strategic objectives and success in our Clinical business may depend, among other things, on the willingness of our current partners to continue their existing relationships with us, our ability to demonstrate the value of our Clinical business to potential partners, and our ability to navigate the complex healthcare regulatory requirements that may be implicated by our current and future partnerships.

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

Our business may decline as a result of, or uncertainties related to, a downturn in general economic conditions or consumer confidence, including as a result of the existing inflationary environment, rising interest rates, the potential impact of political and social unrest and increased volatility in the credit and capital markets.

Our business is highly dependent on our subscription model. A downturn in general economic conditions, including inflationary environments, or consumer confidence in any of our markets could result in people curtailing or reallocating their discretionary spending which, in turn, could reduce subscriptions. Macroeconomic factors have adversely affected, and could continue to adversely affect, the economies and financial markets of countries in which we operate, resulting in an economic downturn, including rising inflation and interest rates, that could affect consumer demand for our products and services. Our customer purchasing patterns can be influenced by economic factors. The precise impact, and extent thereof, on our business from the disruption of financial markets and the weakening of overall economic conditions cannot be predicted with certainty. Uncertainties regarding the global economic environment, political and social stability, and increased volatility in the credit and capital markets have resulted in, and are likely to continue to result in, sustained impact on the economy at the macro and local levels. Our business is particularly sensitive to reductions in discretionary consumer spending, which may be adversely impacted by a recession or fears of a recession, volatility and declines in the stock market and increasingly pessimistic consumer sentiment due to perceived or actual economic risks. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions and any resulting recession or slowed economic growth may have an adverse effect on our financial condition and results of operations.

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

Any event that impedes accessing resources or discourages or impedes people from gathering with others, whether at a gathering place, work or otherwise, could adversely affect our business.

Our business is subject to conditions beyond our control, including health epidemics (such as the COVID-19 pandemic), extreme weather and climate conditions (which may become more frequent and more severe with the increasing effects of climate change), war, terrorism, loss of resources such as electricity and internet connections, national disasters and other extraordinary events, that may prevent or impede access to our Digital or Clinical products or in-person or virtual workshop attendance. These conditions could also impact the ability of our suppliers and other third party partners to meet their obligations to us and negatively impact our ability to provide our products and services to customers. Additionally, these conditions could also impact the ability of our Clinical members to access the weight management medications prescribed by our clinicians. The occurrence of any event that discourages people from gathering with others or impedes their ability to access our services and products could adversely affect our business, financial condition or results of operations.

Early termination by us of leases could have an adverse impact on our financial results.

Our operations, including certain corporate offices, are located in leased office space and certain of our workshops are held in leased space in retail centers. As we decide to relocate or close studios, or relocate or close corporate offices, before the expiration of the applicable lease term, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease or costs associated with subleasing certain office space, as applicable. For example, in fiscal 2023, we recorded an aggregate of $12.7 million of charges in connection with the closure of certain studios. Any of the above events could adversely impact our financial results.

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

As of December 30, 2023, our total debt was $1,445.0 million. In addition, at December 30, 2023, we had $173.8 million available under our revolving credit facility subject to its terms and conditions as discussed in Note 9 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K. $945.0 million of our debt consists of variable-rate instruments so we are subject to the risk of higher interest rates. We currently, and may in the future, seek to manage our exposure to interest rates through interest rate swaps. At the end of fiscal 2023, we had in effect interest rate swaps with an aggregate notional amount of $500.0 million.

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

While there is no net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) leverage ratio maintenance requirement on the debt outstanding under our credit facilities (other than when the aggregate principal amount of our outstanding revolving loans plus non-cash collateralized letters of credit exceeds 35% of the amount of the lenders’ revolving commitments, as further discussed below), our credit facilities and the indenture governing our notes contain customary covenants for a non-investment grade company, including covenants that in certain circumstances restrict our ability to incur additional indebtedness and liens, pay dividends on and redeem capital stock, make investments, sell our assets and enter into acquisitions, mergers and transfers of all or substantially all of our assets, prepay subordinated debt and enter into transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. Under the terms of our credit facilities, depending on our leverage ratio, we are obligated to offer to prepay our term loan facilities in an aggregate amount determined by our excess cash flow. In addition, our revolving credit facility includes a maintenance covenant that requires compliance with a first lien secured net leverage ratio when the aggregate principal amount of all revolving loans plus available, undrawn letters of credit and unreimbursed letters of credit (subject to customary exceptions and thresholds) as of the end of a fiscal quarter exceeds 35% of the amount of the lenders’ revolving commitments. We were not in compliance with such ratio as of December 30, 2023, and, as a result, we are limited to borrowing no more than 35%, or $61.3 million, of the revolving commitments as of each fiscal quarter end until we comply with the applicable ratio.

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

Additionally, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness may increase even though the amount borrowed remains the same, if our then-effective swaps, if any, do not reduce our exposure. LIBOR was previously the benchmark rate used for certain of our variable rate indebtedness, including our Credit Facilities. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform, which culminated with the United Kingdom's Financial Conduct Authority, which regulated LIBOR, ceasing publication of all U.S. dollar LIBOR rates as of June 30, 2023. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a steering committee comprised of large U.S. financial institutions, identified SOFR, an index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. In connection with the phase-out of LIBOR, we amended our Credit Facilities in June 2023 to replace LIBOR with SOFR as the benchmark rate under the Credit Agreement. At this time, it is not possible to predict the full effect that the discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given the limited history of SOFR and potential volatility as compared to other benchmark or market rates, the future performance of SOFR cannot be predicted based on historical performance. The consequences of the transition from LIBOR to SOFR could include an increase in the cost of our variable rate indebtedness.

We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as the increased popularity and acceptance of weight management medications, attitudes toward weight management and wellness programs and pressure from our competitors. As of the end of fiscal 2023, we have a term loan facility with an outstanding aggregate principal amount of $945.0 million due in April 2028, a revolving credit facility with availability of $173.8 million (subject to its terms and conditions as discussed in Note 9 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K) maturing in April 2026, and $500.0 million in aggregate principal amount of outstanding 4.500% senior secured notes due in April 2029. We expect to pay the principal and interest due on the term loan facility and our notes from a combination of our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. There can be no assurance that we will maintain a level of cash flows provided by operating activities in an amount sufficient to permit us to pay the principal and interest on all of our outstanding debt.

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

Additionally, our liquidity is impacted by our cash usage, including cash payments related to strategic initiatives and acquisitions. For example, to complete our acquisition of Sequence, we made a significant purchase price cash payment in fiscal 2023, and will be required to make additional payments in each of fiscal 2024 and fiscal 2025. For additional details on the cash consideration payable in connection with the acquisition of Sequence, see Note 6 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K .These material payments may negatively impact our short- and long-term liquidity in the future, which could harm our ability to satisfy our liquidity requirements.

Risks Related to Technology, Security and Intellectual Property

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites and platforms, subscription product offerings, and other services and products such as the recurring billing system associated with our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service (DOS) attacks, which are negatively impacting companies. Cyber threats and the techniques used in cyber-attacks are becoming more sophisticated and change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence (“AI”) and quantum computing. Cyber-attacks can originate from a variety of sources, including third-parties affiliated with foreign governments, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Disruptions in our websites, apps, services and products or network systems could result from a number of factors, including unknown technical defects, insufficient capacity, the failure of our third-party providers to provide continuous and uninterrupted service and unusual volume in traffic for our platforms. Such disruptions would be most impactful if they occurred during peak activity periods and may impact accessibility to our services and products. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, and we deploy multiple parallel instances of our applications across multiple computer resources, we do not have a fully redundant system that includes an instantaneous recovery capability. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner, which could have an adverse impact on our business.

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

Breaches of data security, website defacements and other malicious acts, which are negatively impacting companies, could result in unauthorized access to proprietary or customer information or data, including credit card transaction data personal data, protected health information, and consumer health information, or cause interruptions to our services and products. Such unauthorized access or interruptions could harm our reputation and brands and expose us to liability and regulatory claims, and may result in the loss of existing or potential customers. We rely upon sophisticated information technology systems to operate our business. In the ordinary course of business, we provide proprietary content and we collect, store and use confidential information (including, but not limited to, personal customer information and data) in connection with providing our products and engaging our employees and contractors, and it is critical that we do so in a secure manner to protect the confidentiality and integrity of such confidential information and maintain the trust and confidence of our members, business partners, employees, contractors and shareholders, as well as comply with applicable regulatory requirements and contractual obligations.

We also have outsourced significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information and website content. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to security breaches. While we have invested, including by maintaining cybersecurity insurance coverage, and developed systems and processes designed to protect proprietary content and confidential information, these measures are costly, and there can be no assurance that our efforts will prevent service interruptions or security breaches and other malicious acts.

Existing, proposed or new data privacy legislation and regulations, including interpretations thereof, could also significantly affect our business. For example, the European General Data Protection Regulation (“GDPR”) includes increased privacy and security requirements for companies that receive or process personal data of residents of Europe. As a result, we have implemented measures to comply with these requirements, including, among other things, documenting our data processing activities and informing users about how we use their personal data. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our services and products. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator. The GDPR also includes significant penalties for non-compliance with any of several requirements of the regulation. Data protection and privacy laws have also been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), the Health Insurance Portability and Accountability Act, as amended, and implementing privacy, security, and breach regulations (collectively, “HIPAA”), state laws on sensitive health information, and other relevant statutes and regulations. The FTC also has authority to initiate enforcement actions against entities where such companies’ failure to keep personal information secure may constitute unfair and/or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act. The FTC may also impose penalties for violations of the Health Breach Notification Rule. These laws also typically include notification obligations and impose significant penalties and potential liability for non-compliance. The data privacy and security regulatory regime continues to evolve and is increasingly demanding. Recently, several states enacted broadly applicable laws to protect the privacy of personal health information. These laws generally require consent for the collection, use, or sharing of any “consumer health data”, which is defined as personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health. Many states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across jurisdictions could result in increased compliance challenges and costs, and any failures to comply with such requirements may have an adverse effect on our business or results of operations.

Further, many jurisdictions require that customers be notified if a security breach results in the disclosure of their personal financial account or other information, and additional jurisdictions and governmental entities are considering such laws. In addition, other public disclosure laws require that material security breaches be reported timely. If we experience, or in certain cases suspect, a security breach and such notice or public disclosure is required in the future, our reputation, brands and business may be harmed. Prospective and existing customers and clients may have concerns regarding our use, or the use by third parties, of private information or data collected on our apps and websites or through our services and products, such as weight management information, health information, financial data, email addresses and home addresses. These privacy concerns could keep customers and clients from using our apps and websites or purchasing our services or products, and third parties from partnering with us.

Other companies have experienced cybersecurity incidents that implicate confidential and proprietary company data and/or the personal data of end users of AI applications integrated into their software offerings or used in their operations. If we were to experience a cybersecurity incident, whether related to the integration of AI capabilities into our product offerings or our use of AI applications in our operations, our business and results of operations could be adversely affected.

While we are not aware of any cybersecurity breach or attack to date that has had, or is reasonably likely to have, a material impact on our business strategy, results of operations, or financial condition, there can be no assurance that our efforts to maintain the security and integrity of our information technology networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. In addition, the transmission of computer viruses, or similar malware, could adversely affect our information technology systems and harm our business operations. As a result, it may become necessary to expend significant additional amounts of capital and other resources to protect against, or to alleviate, problems caused by security breaches. These expenditures, however, may not prove to be a sufficient protection or remedy.

Integration of artificial intelligence into our offerings and our use of artificial intelligence in our operations could adversely affect our business or results of operations.

We have integrated, and plan to further integrate, AI capabilities into certain components of our product offerings, and we have begun to use AI in our operations. Such integration and use of AI may become more material to our product offerings and operations over time and developing, testing, and deploying resource-intensive AI systems may require additional investment. There are significant risks involved in the development and deployment of AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. The development, adoption, and use for generative AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by us or third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. If the AI tools integrated into our products or that we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

AI also presents various emerging legal, regulatory and ethical issues. For example, on October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI. In addition, our AI-related efforts may give rise to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data leakage, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

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

Risks Related to Our International Operations, Litigation, Laws and Regulations

Our international operations expose us to regulatory, economic, political, social and intellectual property risks in the countries in which we operate, which risks may be exacerbated as a result of war and terrorism.

The international nature of our operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls; economic downturns; inflation, rising interest rates and political and social instability in the countries in which we operate; changes in exchange rates; weakening or loss of the protection of intellectual property rights in some countries and limitations on our ability to enforce our intellectual property rights under some local laws; and our dependence on foreign personnel. For example, the ongoing war in Ukraine has had a broad range of adverse impacts on global economic conditions, including consumer confidence and sentiment in certain markets, some of which have had and are likely to continue to have adverse impacts on our business. These include reductions in consumer discretionary spending in certain markets. If the war continues to negatively impact consumer discretionary spending and sentiment towards the weight loss and wellness marketplace, it may have an adverse effect on our business, results of operations and financial condition.

A number of foreign laws and regulations govern the business of advertising, promoting, dispensing, and marketing services and products, including generic and branded pharmaceuticals. These regulatory regimes are overseen by governmental bodies. Foreign regulations may also restrict our ability to operate in some countries, including providing our Clinical offering consistent with our U.S. business model or at all, acquire new businesses, recur bill our customers or repatriate cash from foreign subsidiaries back to the United States. If we expand our operations into additional foreign countries, we may be subject to additional risks, including the ability to successfully adapt to local culture and navigate regulatory, economic, political, social and intellectual property risks. We also may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by consumers in new markets. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

We are exposed to foreign currency risks from our international operations that could adversely affect our financial results.

A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our exposure to foreign currency fluctuations. Our consolidated financial results are presented in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables and payables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our revenues, operating costs, net income and shareholders’ equity to fluctuate. For example, these changes had a positive impact on our fiscal 2023 financial results, increasing our revenues for fiscal 2023 by $0.7 million.

Outcomes of litigation or regulatory actions could adversely impact our financial condition.

From time to time, we may be a party to lawsuits and regulatory actions relating to our business operations. Due to the inherent uncertainties of legal actions and regulatory proceedings, we cannot predict their outcomes with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be adversely affected by the unfavorable resolution of one or more legal or regulatory actions. As we build our Clinical business and further expand into the telehealth space, consumers may misconstrue our non-Clinical businesses as providing medical advice. As we clearly state in our consumer communications, most of our coaches and guides do not have extensive training or certification in nutrition, diet or health fields beyond the training they receive from us. Despite our disclaimers, as more customers come to us seeking to improve their weight health, they may misperceive that our coaches and guides are providing medical advice. We may also be subject to claims that our coaches and guides have provided inappropriate advice or have inappropriately referred or failed to refer customers to healthcare providers when needed. Member access to clinicians and other care team providers through WeightWatchers Clinic may expose us to other types of claims and litigation or regulatory actions. For additional information regarding these types of claims or actions, see “—Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)”. Regardless of the outcome of any legal action or regulatory proceeding, such actions and proceedings could result in substantial costs and may require that our management devote substantial time and resources to defend us.

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

For additional information regarding the legislative and regulatory restrictions applicable to our Clinical business, see “—Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)”.

Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)

The Acquisition may not achieve its intended results.

On April 10, 2023, we completed our previously announced acquisition of Sequence (the “ Acquisition”), with the expectation that the Acquisition would result in various benefits, including, among other things, revenue synergies with our existing business and operating efficiencies. Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including whether our business and the Sequence business are integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s attention and energy away from ongoing business concerns, any of which could have a material adverse effect on our business, financial results and prospects.

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
•
negative effects on our business from the changes and potential disruption that may follow the Acquisition;
•
diversion of significant resources from our non-Clinical businesses;
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

The Acquisition may not be accretive, and may continue to be dilutive, to our earnings per share, which may negatively affect the market price of shares of our common stock.

The Acquisition has been dilutive to our earnings per share, largely driven by the costs associated with the Acquisition itself. In the long term, the Acquisition may be less accretive than expected, or may continue to be dilutive, to our earnings per share. Estimates of our earnings per share in the future are based on assumptions that may materially change. In addition, future events and conditions could decrease or delay the accretion that is currently projected or could result in further dilution, including adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the Acquisition. Any dilution of, decrease in or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

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

Recent and frequent legislative and regulatory changes specific to telehealth may present us with additional requirements and compliance costs, with potential operational impacts in certain jurisdictions. Our business could be adversely affected by challenges to our business model or by state actions restricting the ability of the PCs and the Affiliated Professionals to provide or prescribe products and services via telehealth in certain states.

Healthcare professionals who provide professional services to a patient via telehealth must, in most instances, hold a valid license to practice or provide treatment in the state in which the patient is located. Certain states require healthcare professionals providing telehealth services to be physically located in the same state as the patient. If regulations change to restrict healthcare professionals from delivering care through telehealth modalities or such healthcare professionals fail to comply with telehealth laws, including licensure and scope of practice requirements and laws related to prescribing, claims, appropriate medical treatment, and unprofessional conduct, the PCs and the Affiliated Professionals could be subject to civil or criminal penalties, and our financial condition and results of operations may be adversely affected.

Federal and state laws and regulations specific to telehealth vary and may set forth informed consent, modality, medical records, licensing, follow-up care, and other requirements. The ability of the PCs and the Affiliated Professionals to conduct business via telehealth is dependent, in part, upon that particular state’s treatment of remote healthcare and that state medical or other board’s regulation of the practice of medicine and telehealth services, each of which is subject to changing political, regulatory, and other influences. Where new laws and regulations apply to telehealth services, we may incur costs to monitor, evaluate, and modify operational processes for compliance. All such activities may increase our costs and could, in certain circumstances, impact the ability of the PCs and the Affiliated Professionals to make telehealth available in a particular state. Additionally, patients may be reluctant to accept services delivered via telehealth or may not find it preferable to traditional treatment. It is possible that the laws, rules, and regulations governing the practice of telehealth in one or more states may change or be interpreted in a manner unfavorable to our business. If adverse laws or regulations are adopted, if patients prove unwilling to adopt the telehealth services offered by the PCs and the Affiliated Professionals as rapidly or in the numbers that we anticipate, or if any claims challenging the provision of services via telehealth are successful, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted or negatively impacted, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may also be subject to changes in laws, regulations, and enforcement trends governing the marketing and prescribing of pharmaceutical products. Such products are subject to regulation by the FDA, FTC, and other governmental agencies, and over time, the regulatory landscape for pharmaceutical products approved for weight management may become more complex with increasingly strict requirements. To the extent federal or other requirements regarding safety, prescribing, and claims change in the future, such changes could result in increased costs, recalls, increased cancelations of member subscriptions, decreased interest from potential members or other adverse impacts or additional risks.

We may be subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits and investigations, including actions for false and other improper claims.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern our contractual relationships and arrangements with healthcare professionals and vendors, our marketing activities, and other aspects of our operations and the operations of PCs and vendors. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, and false claims laws, and may authorize the imposition of criminal, civil and administrative penalties for submitting false or fraudulent claims for reimbursement to federal and state healthcare programs.

The federal anti-kickback statute (the “Anti-Kickback Statute”) makes it a criminal offense to knowingly and willingly offer, pay, solicit or receive any remuneration to induce or reward referrals of items, including prescription medications, or services reimbursable by federal healthcare programs. The Anti-Kickback Statute defines “remuneration” to include the transfer of anything of value, in cash or in kind and directly or indirectly. The statute has been interpreted to cover any arrangement where at least one purpose of the arrangement is to obtain remuneration for the referral of services or to induce the purchase, lease, order, recommendation or arrangement of items or services reimbursable under a federal healthcare program. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Many states have similar anti-kickback and consumer protection laws, and in some cases these laws have expanded to apply to commercial insurers. If any governmental, judicial, law enforcement or regulatory authority determines that we are not in compliance with any such laws, any such authority could bring an action against us and/or our supported offices for violations of such laws, which could have a material adverse effect on our business.

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

To enforce compliance with the federal laws such as the FCA, the Office of the Inspector General of the HHS (the “OIG”) and the DOJ recently have increased their scrutiny of interactions between healthcare companies and healthcare professionals, which has resulted in investigations, prosecutions, convictions and settlements in the healthcare industry. Other government regulators, such as state boards of medicine, and third-party payors may also investigate or take enforcement actions or subject certain medical and prescribing practices, claims, and medical records to increased scrutiny. Dealing with investigations can be time and resource consuming and can divert management’s attention from the business. Any such future investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

Additionally, federal and state government agencies, including state boards of medicine and pharmacy and departments of public health, as well as commercial payors, have increased their auditing and administrative, civil and criminal enforcement efforts as part of an effort to identify and to stem healthcare fraud and abuse and to address complaints or allegations involving PCs and Affiliated Professionals. These audits and investigations relate to a wide variety of topics, including but not limited to the following: ordering and referral practices, technical compliance with coverage and payment rules, the offering of prohibited remuneration, providing inappropriate medical treatment, submitting false insurance claims, prescribing medications outside the scope of FDA-approved labeling, engaging in unprofessional conduct or other activities, patient privacy and data security rules and financial reporting. In addition, the OIG and the DOJ have, from time to time, undertaken national enforcement initiatives that focus on specific practices or other suspected areas of abuse. For example, the OIG announced a special fraud alert informing healthcare professionals that they should exercise caution when entering into arrangements with certain telemedicine companies. Federal and state governments also are authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment for items or services reimbursed under a federal or state healthcare program. While the criminal statutes are generally reserved for instances of fraudulent intent, the federal government is applying its enforcement powers in an ever-expanding range of circumstances. If we or any of the PCs or Affiliated Professionals are found to be in violation of federal or state laws or regulations, we and they could be forced to discontinue the violative practice and may be subject to actions, fines and criminal penalties, which could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of business, we provide proprietary content and we collect, store and use confidential information (including, but not limited to, personal customer information and data) in connection with providing our products and engaging our employees and contractors. We have developed systems and processes designed to protect such content and information and we maintain cybersecurity insurance coverage. Our Board of Directors (the “Board”) and management recognize the critical importance of protecting the confidentiality and integrity of such information and data and maintaining the trust and confidence of our members, business partners, employees, contractors and shareholders, as well as complying with applicable regulatory requirements and contractual obligations.

The Board and its committees actively oversee the Company’s risk management program. Cybersecurity threats and related risks are an important component of the Company’s overall approach to enterprise risk management (“ERM”). We annually examine our cybersecurity program with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology (NIST), as guidelines. Cybersecurity risk management is a Company-wide initiative. In general, the Company seeks to address cybersecurity risks through a comprehensive, multi-disciplinary approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the elements of the Company’s overall ERM program, the Company’s cybersecurity program includes the following key areas:

•
Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which is regularly updated on cybersecurity matters by the Company’s Chief Information Security Officer (“CISO”), other members of management, and relevant representatives from management’s committees and the Company’s Internal Audit function.
•
Collaborative Approach: The Company has implemented a comprehensive, multi-disciplinary approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•
Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments by internal and third-party experts, and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans pursuant to the NIST framework that fully address the Company’s response to a cybersecurity incident, and such plans are evaluated on a regular basis.
•
Third-Party Risk Management: The Company has implemented a risk-based evaluation process to identify and oversee cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

•
Education and Awareness: The Company provides regular, mandatory training and education for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

The Company engages in the regular evaluations of the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including tabletop exercises and vulnerability testing, focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on certain of our cybersecurity measures, including audits and penetration testing. For example, we annually engage qualified third-party auditors to independently assess and attest to and/or provide certifications of compliance with the HIPAA Security and Privacy Rule, SOC2 Type 2, the Payment Card Industry Data Security Standard (PCI-DSS), and UK CyberEssentials. The results of such assessments, audits and reviews are presented to the Audit Committee and members of the Board, as appropriate, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on such assessments, audits and reviews.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s ERM process. The Audit Committee oversees our cybersecurity program, as well as the steps management has taken to monitor and control cybersecurity threats and related risks. This oversight includes receiving reports on the regular assessments of the Company’s disclosure controls and procedures to ensure that current practices account for material cybersecurity risks facing the Company. The Audit Committee receives presentations on the cybersecurity program and related risks on at least a quarterly basis. These presentations address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee, and the full Board as necessary, also receive prompt and timely information regarding any cybersecurity incident that meets recognized established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. The Audit Committee routinely meets with our Chief Technology Officer (“CTO”) and CISO as well as outside experts as appropriate to assess cybersecurity risks and to evaluate the status of the Company’s cybersecurity efforts, which include a broad range of tools and training initiatives that work together to protect the data and systems used in our businesses.

Our cybersecurity management team includes our CISO and Director of Security Operations, Data Privacy Officer, CTO, Chief Financial Officer, General Counsel, and Head of Internal Audit. The CISO, in coordination with the team, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The cybersecurity management team meets regularly to review cybersecurity and data privacy strategy, receive updates, and consider the Company’s current risk posture. The team meetings also build leadership consensus on cybersecurity risk management and tolerance. In the event they become aware of a cybersecurity threat or incident, employees are expected to follow established lines of communication to notify the relevant members of the cybersecurity management team and allow the relevant team members to coordinate the evaluation and response to such threats and incidents as necessary. To facilitate the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and the rest of the cybersecurity management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to other members of senior management and the Audit Committee when appropriate. Such plans also dictate notification responses to Company management based on the severity of the incident.

The CISO and Director of Security Operations has worked in the information security field for over 15 years and holds an undergraduate degree in computer systems management and master’s degrees in both cybersecurity and technology management. He has also attained multiple cybersecurity-related professional certifications and licenses, including Certified Information Systems Security Professional, and is an adjunct professor of cybersecurity at New York University and Fordham University. The CTO holds a master’s degree in microengineering and has served in various leadership roles in computer engineering for more than 20 years.

While we have experienced cybersecurity incidents in the past, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, financial condition, cash flows or reputation. However, cybersecurity threats and/or incidents could have a material effect on the Company. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For additional information regarding the cybersecurity risks we face, see “Item 1A. Risk Factors— Risks Related to Technology, Security and Intellectual Property” of this Annual Report on Form 10-K.

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

Set forth below are the names, ages as of December 30, 2023 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position

Sima Sistani	44	Chief Executive Officer, Director

Heather Stark	50	Chief Financial Officer

Pierre-Olivier Latour	44	Chief Technology Officer

Amanda Tolleson	43	Chief Marketing Officer

Thilo Semmelbauer(1)	58	Chairman of the Board of Directors

Steven M. Altschuler, M.D.(2)	70	Director

Julie Bornstein(2)	53	Director

Tracey D. Brown(1)(3)	56	Director

Tara Comonte(2)(3)	49	Director

Denis F. Kelly(3)	74	Director

Julie Rice(1)	53	Director

William H. Shrank, M.D.	52	Director

Oprah Winfrey	69	Director

(1)
Member of Nominating and Corporate Governance Committee.
(2)
Member of Compensation and Benefits Committee.
(3)
Member of Audit Committee.

Sima Sistani. Ms. Sistani has served as a director and our Chief Executive Officer since March 2022. Until February 2022, she worked at Epic Games, Inc., a video game and software developer and publisher, where she served as Chief Executive Officer of Houseparty, a face-to-face synchronous social network, and also was the senior executive leading social gameplay and feature development for Epic’s gaming products, including Fortnite. Prior to Epic’s acquisition of Houseparty in June 2019, Ms. Sistani was the Chief Executive Officer at Houseparty and served on its Board of Directors, having been one of its original co-founders prior to its February 2016 launch. She previously led mobile growth operations at Yahoo! Inc., a technology company, from November 2011 to May 2015, and from the time Yahoo! acquired Tumblr she served as Tumblr’s first Head of Media. Prior to that time, Ms. Sistani held positions at Goldman Sachs and Creative Artists Agency. Ms. Sistani received a B.A. from Duke University and an M.B.A. from the Kellogg School of Management at Northwestern University. Ms. Sistani is a director of Best Buy Co., Inc.

Heather Stark. Ms. Stark has served as our Chief Financial Officer since May 2023. Ms. Stark previously served as our Interim Principal Financial Officer from December 2022 to May 2023 and Head of Finance, North America from April 2022 to December 2022. Prior to that time, she served as Vice President Finance & Commercial Development from July 2018 to April 2022, Vice President Finance from May 2015 to July 2018 and Director Finance from December 2010 to May 2015, all for our Canadian business. Prior to joining us, Ms. Stark was with Bacardi Limited, the world’s largest privately held spirits business, where she served as Controller of the Canadian business from September 2005 to November 2010. She also previously served as the Corporate Controller of Opta Minerals Inc., a Canadian publicly traded processor, distributor and seller of industrial minerals, from 2004 to 2005. Ms. Stark was a Chartered Accountant for PricewaterhouseCoopers LLP from 1999 through 2004. Ms. Stark received a B.A. in Canadian Studies from the University of Toronto and her Chartered Accountant and Chartered Professional Accountant designation from CPA Ontario.

Pierre-Olivier Latour. Mr. Latour has served as our Chief Technology Officer since June 2023, after serving as our Head of Engineering from April 2023 to June 2023. Prior to joining us, Mr. Latour was an Engineering Executive at Epic Games, Inc., a video game and software developer and publisher, having served in several senior engineering management roles from September 2019 to April 2023. Beginning in November 2016, he served as the Chief Technology Officer at Houseparty, a face-to-face synchronous social network, prior to its acquisition by Epic Games in 2019. Previously, Mr. Latour held various engineering leadership positions with mid-stage Silicon Valley startup companies and sold several companies and technologies, including one to Apple in 2003. Mr. Latour received a master’s degree in Microengineering from EPFL (École polytechnique fédérale de Lausanne).

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

Thilo Semmelbauer. Mr. Semmelbauer has been the Chairman of our Board of Directors since May 2023 and a director since September 2016. He served as a member of our former Interim Office of the Chief Executive Officer from September 2016 to July 2017. Since May 2019, Mr. Semmelbauer has served as Managing Director of Insight Partners, a global private equity and venture capital firm, where he previously served as a Senior Advisor from 2017 to 2019 and a Venture Partner from 2015 to 2017. From 2010 to 2015, he served as President and Chief Operating Officer of Shutterstock, Inc., a global marketplace for licensing images, videos, and music to businesses worldwide. From 2009 to 2010, he served as Executive Vice President, Consumer Business, of TheLadders.com, a career management company. Mr. Semmelbauer was also Weight Watchers International, Inc.’s Global Chief Operating Officer from 2006 to 2008 and Chief Operating Officer for North America from 2004 to 2006, after serving as President and Chief Operating Officer of WeightWatchers.com from 2000 to 2004 where he was part of the founding team. He holds an A.B. in Electrical Engineering and Computer Science from Dartmouth College and a dual M.S. in Management and Electrical Engineering from the Massachusetts Institute of Technology.

Steven M. Altschuler, M.D. Dr. Altschuler has been a director since September 2012. Since May 2018, Dr. Altschuler has served as a Managing Director, Healthcare Ventures, of Ziff Capital Partners, a private investment firm. He previously served as a consultant to the University of Miami Health Care System from September 2017 through December 2017, the Chief Executive Officer of University of Miami Health Care System and Executive Vice President for Healthcare at the University of Miami from January 2016 to September 2017, and the Chief Executive Officer of The Children’s Hospital of Philadelphia (CHOP) from April 2000 until June 2015. Prior to assuming the role of Chief Executive Officer, Dr. Altschuler held several positions at CHOP and the Perelman School of Medicine at the University of Pennsylvania, including Physician-in-Chief/Chair of Pediatrics and chief of the Division of Gastroenterology, Hepatology and Nutrition. Dr. Altschuler received a B.A. in mathematics and an M.D. from Case Western Reserve University. Dr. Altschuler is Chairman of the Board of Directors of 89bio, Inc. and Lexeo Therapeutics, Inc. and a director of Orchard Therapeutics plc. He previously served as Chair of the Board of Directors of Spark Therapeutics, Inc. and a director of Adtalem Global Education Inc.

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

Tracey D. Brown. Ms. Brown has been a director since May 2023. Since March 2023, Ms. Brown has served as Executive Vice President and President of Walgreens Retail and U.S. Chief Customer Officer of Walgreens, a portfolio brand of Walgreens Boots Alliance, Inc., an integrated healthcare, pharmacy and retail company, after serving as President Retail Products and Chief Customer Officer of Walgreens from November 2021 to February 2023. From June 2018 to November 2021, Ms. Brown served as Chief Executive Officer of the American Diabetes Association, the largest voluntary health organization in the United States. Previously, Ms. Brown was with Sam’s Club, a membership retail warehouse club and division of Walmart Inc., where she served as Senior Vice President of Operations and Chief Experience Officer from February 2017 to June 2018, Chief Member and Marketing Officer from January 2015 to February 2017, and Vice President from October 2014 to January 2015. Prior to joining Sam’s Club, Ms. Brown held various roles at RAPP Dallas (a part of the Omnicom Group), Direct Impact, Advanced Micro Devices, Peppers & Rogers Group, Dell, American Express, Exxon and Procter & Gamble. Ms. Brown earned a Bachelor of Chemical Engineering from the University of Delaware and an M.B.A. from Columbia Business School. Ms. Brown is a director of YETI Holdings, Inc. and was previously a director of our Company from February 2019 to January 2022.

Tara Comonte. Ms. Comonte has been a director since June 2023. Ms. Comonte served as Chief Executive Officer of TMRW Life Sciences, Inc., a life sciences technology company focused on the in vitro fertilization (IVF) sector, from May 2021 to July 2023, and as a member of its board of directors from December 2018 to September 2023. She previously worked at Shake Shack Inc., a publicly-traded restaurant chain, as President and Chief Financial Officer from October 2019 to May 2021 and Chief Financial Officer from June 2017. Prior to that, Ms. Comonte was with Getty Images Holdings, Inc., a global digital media company, where she served as Chief Financial & Business Affairs Officer and Executive Vice President from October 2016 to June 2017 and Chief Financial Officer and Senior Vice President from April 2013 to October 2016. She previously served as Chief Financial Officer at McCann Worldgroup, the world's largest marketing communications business, from October 2010 to April 2010. Earlier in her career, she was a founding member and Global Chief Financial Officer & Chief Operating Officer of Mediabrands, part of Interpublic Group, and held various roles at publicly-traded companies and Ernst & Young where she qualified as a Chartered Accountant. Ms. Comonte earned a B.A. in Accounting and Finance from Heriot-Watt University.

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

William H. Shrank, M.D. Dr. Shrank has been a director since August 2023. Since January 2023, Dr. Shrank has been a venture partner to the Bio + Health team of Andreessen Horowitz, a private venture capital firm. He previously served as Chief Medical Officer of Humana Inc. (Humana), a leading care delivery and health plan administration company, from April 2019 to August 2022. He also served as Humana’s Chief Medical and Corporate Affairs Officer from July 2019 to July 2021 during which time he oversaw its government affairs function. Prior to joining Humana, Dr. Shrank served as Chief Medical Officer, Insurance Services Division, of the University of Pittsburgh Medical Center (UPMC) from April 2016 to February 2019. From 2013 to 2016, Dr. Shrank held several positions with CVS Health Corporation (CVS Health), a health solutions company, including Senior Vice President, Chief Scientific Officer, and Chief Medical Officer of Provider Innovation. Prior to joining CVS Health, Dr. Shrank served as Director, Research and Rapid-Cycle Evaluation Group, for the Center for Medicare and Medicaid Innovation, part of the Centers for Medicare and Medicaid Services (CMS). Dr. Shrank began his career as a practicing physician with Brigham and Women’s Hospital in Boston, Massachusetts and as an assistant professor at Harvard Medical School. Dr. Shrank received a B.A. in Psychology from Brown University and an M.D. from Cornell University Medical College. He also holds a M.S. in Health Services from the University of California, Los Angeles.

Oprah Winfrey. Ms. Winfrey has been a director since October 2015. Most recently, Ms. Winfrey served as the Chairman and Chief Executive Officer of her cable network, OWN: Oprah Winfrey Network. Previously, she founded Harpo, Inc. in 1986, under which she has launched numerous media and entertainment businesses, including OWN: Oprah Winfrey Network, Oprah Daily, O, The Oprah Magazine, and Harpo Films, in addition to hosting and producing the award-winning talk show ‘The Oprah Winfrey Show’ for 25 years. Ms. Winfrey is a global media leader, philanthropist, producer, actress and author. She also has been serving as a member of the Smithsonian’s advisory council since 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq. Our common stock has traded on Nasdaq under the symbol “WW” since April 22, 2019, prior to which it traded under the symbol “WTW.”

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. The repurchase program currently has no expiration date. During fiscal 2023 and fiscal 2022, we repurchased no shares of our common stock under this program. As of the end of fiscal 2023, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

Holders

The approximate number of holders of record of our common stock as of February 1, 2024 was 269. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future.

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock from December 28, 2018, the last trading day of our 2018 fiscal year, through December 29, 2023, the last trading day of our 2023 fiscal year, as compared to the cumulative return of each of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Russell 2000 Index. We selected the S&P 500 Index because it is a broad index of equity markets. We selected the Russell 2000 Index, which is generally comprised of issuers having a similar market capitalization with the Company at the times presented and of which we are currently a member, because we believe that there are no other lines of business or published industry indices or peer groups that provide a more meaningful comparison of the cumulative return of our stock. The graph assumes that $100 was invested on December 28, 2018 in each of (1) our common stock, (2) the S&P 500 Index, and (3) the Russell 2000 Index, and that all dividends, as applicable, were reinvested.

	Cumulative Total Return ($)
Company/Index	12.28.18	12.27.19	12.31.20	12.31.21	12.30.22	12.29.23
WW International, Inc.	100.00	91.10	59.08	39.05	9.34	21.18
S&P 500 Index	100.00	132.97	157.02	202.09	165.49	209.00
Russell 2000 Index	100.00	126.50	151.79	174.28	138.66	162.14

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, prospects, objectives, expectations and intentions. The cautionary statements discussed in “Cautionary Notice Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K should be read as applying to all forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, without limitation, those discussed in “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. For the discussion of the financial condition and results of operations for the year ended December 31, 2022 compared to the year ended January 1, 2022, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 6, 2023, which discussion is incorporated herein by reference.

Overview

We are a technology company at the forefront of weight health, grounded in nutritional and behavior change science. We are powered by our weight loss and weight management programs, our award-winning app and our commitment to tailoring solutions for our members to improve their weight health, including providing medical weight management treatment via access to clinician-prescribed weight management medications and related support through the WeightWatchers Clinic affiliated practices. Our portfolio of solutions empowers people to adopt healthy habits to help achieve lasting weight health. With six decades of weight management experience, expertise and know-how, we are one of the most recognized and trusted brand names among weight-conscious consumers. We educate our members and provide them with guidance, digital tools, and inspiring communities – via our exclusive social network, Connect, and our workshops -- to enable them on their personal weight health journeys. We also offer our science-backed behavior change GLP-1 Program. Our business has gone through a significant shift to a digital subscription model over the past several years and our primary sources of revenue are subscriptions for our digital, workshop, and clinical offerings. Our “Digital” business refers to providing subscriptions to our digital product offerings, which formerly included Digital 360 (as applicable). Our “Workshops + Digital” business refers to providing unlimited access to our workshops combined with our digital subscription product offerings to commitment plan subscribers, including former Digital 360 members (as applicable). It also formerly included the provision of access to workshops for members who did not subscribe to commitment plans, which included our “pay-as-you-go” members. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by WeightWatchers Clinic (formally referred to as Sequence). In the second quarter of fiscal 2022, we ceased offering our Digital 360 product. More than a majority of associated members were transitioned from our Digital business to our Workshops + Digital business during the second quarter of fiscal 2022, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. For additional details on the cessation of this product offering and how these transitions of former Digital 360 members at the then-current pricing for such product impacted the fiscal 2022 second quarter and first half number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business, see our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022.

We operate in numerous countries around the world. As previously disclosed, effective the first day of fiscal 2023 (i.e., January 1, 2023), we realigned our organizational structure and resources to more closely align with our strategic priorities and centralized the global management of certain functions and systems. As a result of the change in our organizational structure, in fiscal 2023, we had two reportable segments, consisting of North America and International, for the purpose of making operational and resource decisions and assessing financial performance. See the section titled “Business—Business Organization” in Item 1 of this Annual Report on Form 10-K for further information on these reportable segments and the countries in which we operate.

Effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, the Company’s reporting segments changed to one segment based on total revenue for the purpose of making operational and resource decisions and assessing financial performance. The segment information presented in this Annual Report on Form 10-K does not reflect this change in reportable segments as the change did not take effect internally until our first quarter of fiscal 2024. We will begin reporting segment information based on these new segments in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2024.

The following discussion has been adjusted to reflect our revision of previously issued consolidated financial statements to correct for prior period misstatements, which we concluded did not, either individually or in the aggregate, result in a material misstatement of our previously issued consolidated financial statements. Further information regarding the revision is included in Note 1 “Basis of Presentation” and Note 24 “Revision of Previously Issued Financial Statements” of the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross margin, operating income (loss), operating income (loss) margin and components thereof are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) fiscal 2023 to exclude (a) the net impact of (w) charges associated with our previously disclosed 2023 restructuring plan (the “2023 plan”), (x) charges associated with our previously disclosed 2022 restructuring plan (the “2022 plan”) or the reversal of certain of the charges associated with the 2022 plan, as applicable, (y) charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”) or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (z) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”), (b) the impact of certain non-recurring transaction costs in connection with the acquisition of Sequence, and (c) the impact of the impairment charges for our goodwill related to our Republic of Ireland and Northern Ireland reporting units and the impairment charge for our franchise rights acquired related to our Northern Ireland unit of account; and (ii) fiscal 2022 to exclude (a) the impact of impairment charges for our franchise rights acquired related to our United States, Canada, United Kingdom, New Zealand and Australia units of account and impairment charges for our goodwill related to our Republic of Ireland reporting unit and our wholly-owned subsidiary Kurbo, Inc. (“Kurbo”) and (b) the net impact of (w) charges associated with the 2023 plan, (x) charges associated with the 2022 plan, (y) charges associated with the 2021 plan or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (z) the reversal of certain of the charges associated with the 2020 plan. We generally refer to such non-GAAP measures as follows: (i) with respect to the adjustments for fiscal 2023, as excluding or adjusting for the net impact of restructuring charges, the impact of acquisition transaction costs, and the impact of franchise rights acquired and goodwill impairments; and (ii) with respect to the adjustments for fiscal 2022, as excluding or adjusting for the impact of franchise rights acquired and goodwill impairments and the net impact of restructuring charges. We also present within this Annual Report on Form 10-K the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, and certain non-recurring transaction costs in connection with the acquisition of Sequence (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly titled measures reported by other companies.

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

Components of our Results of Operations

Revenues

We derive our revenues principally from:

•
Subscription Revenues. Our “Subscription Revenues” consist of “Digital Subscription Revenues”, “Workshops + Digital Fees” and “Clinical Subscription Revenues”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, which formerly included Digital 360 (as applicable). “Workshops + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. “Clinical Subscription Revenues” consist of the fees associated with subscriptions for our Clinical offerings.
•
Consumer product sales, licensing, franchise royalties and other. We license our trademarks and other intellectual property in certain categories of food, beverages and other relevant consumer products and services. We also co-brand with or endorse carefully selected branded consumer products and services. In addition, we generate revenues from publishing and franchise royalties. Prior to fiscal 2024, we also sold a range of consumer products, including bars, snacks, cookbooks and kitchen tools, online through our e-commerce platforms, at our studios, and through our trusted partners.

The following table sets forth our revenues by category for the past two fiscal years.

Revenue Sources

(in millions)

	Fiscal 2023	Fiscal 2022
Subscription Revenues	$822.8	$919.1
Consumer product sales, licensing, franchise royalties and other	66.8	120.8
Total	$889.6	$1,039.8

Note: Totals may not sum due to rounding.

Total revenues for fiscal 2023 decreased 14.5% versus fiscal 2022 driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in consumer product sales, licensing, franchise royalties and other. Additional revenue details are as follows:

•
Subscription Revenues. Subscription Revenues for fiscal 2023 decreased 10.5% versus fiscal 2022 driven primarily by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Fees. Digital Subscription Revenues and Workshops + Digital Fees were both negatively impacted by the lower number of respective Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022. Subscription Revenues for fiscal 2023 benefited from Clinical Subscription Revenues following our acquisition of Sequence. End of Period Subscribers for fiscal 2023 increased 7.1% versus the prior year. For fiscal 2022, Workshops + Digital Fees, Workshops + Digital Paid Weeks and End of Period Workshops + Digital Subscribers all substantially benefited from the transition of our former Digital 360 members from the Digital business to the Workshops + Digital business during the second and third quarters of fiscal 2022 as previously disclosed. Recruitment and retention continue to be a key strategic focus.
•
Consumer product sales, licensing, franchise royalties and other. Consumer product sales, licensing, franchise royalties and other for fiscal 2023 decreased 44.7% versus fiscal 2022 driven primarily by a decline in consumer product sales due to the wind down of our consumer products business.

Cost of Revenues

Total cost of revenues primarily consists of expenses to operate our studios and workshops, costs to sell consumer products and costs to develop and operate our digital and clinical products. Operating costs primarily consist of salary expense paid to operations management, commissions and expenses paid to our employees, coaches and guides, studio room rent, customer service costs (both in-house and third-party), program material expenses, depreciation and amortization associated with field automation, credit card and fulfillment fees and training and other expenses. Cost to sell products includes costs of products purchased from our third-party suppliers, inventory reserves, royalties, and inbound and outbound shipping and related costs incurred in making our products available for sale or use. Costs to operate our digital products include salaries and related benefits, depreciation and amortization of capitalized software and website development, credit card processing fees and other costs incurred in developing our digital offerings.

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

Gross Margin

The following table sets forth our gross profit and gross margin for the past two fiscal years, as adjusted for fiscal 2023 and fiscal 2022 to exclude the net impact of restructuring charges. See “Non-GAAP Financial Measures” for additional information.

(in millions except percentages)	Fiscal 2023	Fiscal 2022
Gross Profit	$529.3	$621.4
Gross Margin	59.5%	59.8%
Adjustments to Reported Amounts (1)
2023 plan restructuring charges	21.1	1.8
2022 plan restructuring charges	(0.0)	6.5
2021 plan restructuring charges	0.1	(0.6)
2020 plan restructuring charges	(0.0)	(0.7)
Gross Profit, as adjusted (1)	$550.5	$628.4
Gross Margin impact from above adjustments (1)	(2.4%)	(0.7%)
Gross Margin, as adjusted (1)	61.9%	60.4%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for fiscal 2023 to exclude the net impact of the $21.1 million ($15.8 million after tax) of 2023 plan restructuring charges, the reversal of $4 thousand ($3 thousand after tax) of 2022 plan restructuring charges, the $0.1 million ($0.1 million after tax) of 2021 plan restructuring charges and the reversal of $21 thousand ($16 thousand after tax) of 2020 plan restructuring charges, and for fiscal 2022 to exclude the net impact of the $1.8 million ($1.3 million after tax) of 2023 plan restructuring charges, the $6.5 million ($4.9 million after tax) of 2022 plan restructuring charges, the reversal of $0.6 million ($0.4 million after tax) of 2021 plan restructuring charges and the reversal of $0.7 million ($0.5 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Operating Income (Loss) Margin

The following table sets forth our operating income (loss) and operating income (loss) margin for the past two fiscal years, as adjusted for fiscal 2023 and fiscal 2022 to exclude the net impact of restructuring charges, the impact of the acquisition transaction costs, and the impact of franchise rights acquired and goodwill impairments, as applicable. See “Non-GAAP Financial Measures” for additional information.

(in millions except percentages)	Fiscal 2023	Fiscal 2022
Operating Income (Loss)	$22.3	$(284.0)
Operating Income (Loss) Margin	2.5%	(27.3%)
Adjustments to Reported Amounts (1)
2023 plan restructuring charges	53.7	13.6
2022 plan restructuring charges	1.1	27.2
2021 plan restructuring charges	0.1	(0.3)
2020 plan restructuring charges	(0.0)	(0.7)
Acquisition transaction costs	8.6	—
Franchise rights acquired and goodwill impairments	3.6	396.7
Operating Income, as adjusted (1)	$89.5	$152.5
Operating Income Margin impact from above adjustments (1)	(7.5%)	(42.0%)
Operating Income Margin, as adjusted (1)	10.1%	14.7%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for fiscal 2023 to exclude the net impact of the $53.7 million ($40.3 million after tax) of 2023 plan restructuring charges, the $1.1 million ($0.9 million after tax) of 2022 plan restructuring charges, the $0.1 million ($43 thousand after tax) of 2021 plan restructuring charges and the reversal of $21 thousand ($16 thousand after tax) of 2020 plan restructuring charges, the impact of the $8.6 million ($7.5 million after tax) of acquisition transaction costs, and the impact of the $3.6 million ($3.6 million after tax) of franchise rights acquired and goodwill impairments, and for fiscal 2022 to exclude the net impact of the $13.6 million ($10.2 million after tax) of 2023 plan restructuring charges, the $27.2 million ($20.4 million after tax) of 2022 plan restructuring charges, the reversal of $0.3 million ($0.3 million after tax) of 2021 plan restructuring charges and the reversal of $0.7 million ($0.5 million after tax) of 2020 plan restructuring charges, and the impact of the $396.7 million ($301.3 million after tax) of franchise rights acquired and goodwill impairments. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

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

•
Revenues—Our “Subscription Revenues” consist of “Digital Subscription Revenues”, “Workshops + Digital Fees” and “Clinical Subscription Revenues”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, which formerly included Digital 360 (as applicable). “Workshops + Digital Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. “Clinical Subscription Revenues” consist of the fees associated with subscriptions for our Clinical offerings. In addition, “product sales and other” consists of revenues from licensing and publishing, other revenues, and, in the case of the consolidated financial results and the North America reportable segment, franchise fees with respect to commitment plans and royalties. Prior to fiscal 2024, “product sales and other” included sales of consumer products.
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
•
Incoming Subscribers—“Subscribers” refer to Digital subscribers, Workshops + Digital subscribers and Clinical subscribers who participate in recurring bill programs in Company-owned operations. The “Incoming Subscribers” metric reports WW subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital, including former Digital 360 (as applicable), subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; (iii) “Incoming Clinical Subscribers” is the total number of Clinical subscribers; and (iv) “Incoming Subscribers” is the sum of Incoming Digital Subscribers and Incoming Workshops + Digital Subscribers. Given we completed our acquisition of Sequence in April 2023 after the beginning of the second quarter of fiscal 2023, we have no incoming subscribers with respect to our Clinical business for fiscal 2023. Recruitment and retention are key drivers for this metric.
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

Market Trends

We believe that our revenues and profitability can be sensitive to major trends in the weight management and health and wellness industries. In particular, we believe that our business could be adversely impacted by:

•
the development of more effective or more favorably perceived weight management methods or technologies, including by the pharmaceutical, genetics and biotechnology industries;

•
the rapidly evolving and increasingly competitive clinical weight management and weight loss market and increasing consumer interest in weight management medications and the failure of our offerings to compete in such market and environment;
•
reduced consumer interest in commercial weight loss and diet programs;
•
increased competition from weight loss and wellness apps;
•
a failure to develop and market new, innovative services and products, to enhance our existing services and products, or to successfully expand into new channels of distribution or respond to consumer trends or sentiment, including the failure of new services or products to appeal to evolving consumer sentiment;
•
a failure to successfully implement new strategic initiatives;
•
a decrease in the effectiveness of our marketing, advertising, and social media programs or an increase in the effectiveness of our competitors’ similar programs;
•
an impairment of our brands and other intellectual property;
•
a failure of our technology or systems to perform as designed;
•
any event or condition that impedes people from accessing resources or discourages or impedes people from gathering with others; and
•
a downturn in general economic conditions or consumer confidence.

North America Metrics and Business Trends

In fiscal 2023, North America Total Paid Weeks decreased 2.7% versus the prior year, driven primarily by the lower number of Total Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022.

International Metrics and Business Trends

In fiscal 2023, International Total Paid Weeks decreased 6.2% versus the prior year, driven primarily by the lower number of Total Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to our Workshops + Digital business and a relief from royalty methodology for franchise rights related to our Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Australia, United Kingdom and New Zealand as of the December 30, 2023 balance sheet date were $374.4 million, $4.2 million, $2.8 million and $2.4 million, respectively, which represented 97.6%, 1.1%, 0.7% and 0.6%, respectively, of total franchise rights acquired as of December 30, 2023.

In our hypothetical start-up approach analysis for fiscal 2023, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In our relief from royalty approach analysis for fiscal 2023, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. Excluding the goodwill associated with the acquisition of Sequence, we have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill, excluding the $89.7 million of goodwill associated with the acquisition of Sequence, in the United States, Canada and other countries as of the December 30, 2023 balance sheet date were $104.0 million, $40.5 million and $9.2 million, respectively, which represented 42.7%, 16.6% and 3.8%, respectively, of total goodwill as of December 30, 2023.

In performing the impairment analysis for goodwill, for all of our reporting units, we estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. We utilized operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

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

In performing our impairment analyses, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their levels at the time of testing, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

As a result of the inherent uncertainty associated with forming the estimates within our goodwill and franchise rights acquired impairment tests, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue and operating margin growth, weighted average cost of capital, and other factors that may result in changes in our estimates of fair value. Although we believe the assumptions used in testing for impairment are reasonable, a lack of recovery or further deterioration in market conditions or financial performance, a lack of recovery or further decline in our share price from current levels for a sustained period, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact our impairment analysis and may result in future franchise rights acquired or goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

For further information regarding the results of our franchise rights acquired and goodwill annual impairment tests, the franchise rights acquired interim impairment test for the third quarter of fiscal 2022 and the franchise rights acquired and goodwill interim impairment tests for the fourth quarter of fiscal 2022, see Note 7 “Franchise Rights Acquired, Goodwill and Other Intangible Assets” of the notes to the audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Critical Accounting Policies

Information concerning our critical accounting policies is set forth in Note 2 “Summary of Significant Accounting Policies” of the notes to the audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR FISCAL 2023 (52 weeks) COMPARED TO FISCAL 2022 (52 weeks)

The table below sets forth selected financial information for fiscal 2023 from our consolidated statements of operations for fiscal 2023 versus selected financial information for fiscal 2022 from our consolidated statements of operations for fiscal 2022.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	Fiscal 2023	Fiscal 2022	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$889.6	$1,039.8	$(150.3)	(14.5%)		(14.5%)
Cost of revenues	360.2	418.5	(58.2)	(13.9%)		(13.8%)
Gross profit	529.3	621.4	(92.1)	(14.8%)		(15.0%)
Gross Margin %	59.5%	59.8%

Marketing expenses	238.4	244.8	(6.4)	(2.6%)		(2.3%)
Selling, general & administrative expenses	264.9	263.8	1.1	0.4%		0.4%
Franchise rights acquired and goodwill impairments	3.6	396.7	(393.1)	(99.1%)		(99.1%)
Operating income (loss)	22.3	(284.0)	306.3	100.0%	*	100.0%	*
Operating Income (Loss) Margin %	2.5%	(27.3%)

Interest expense	95.9	81.1	14.8	18.2%		18.2%
Other expense, net	0.1	1.7	(1.6)	(95.7%)		(95.7%)
Loss before income taxes	(73.6)	(366.8)	(293.2)	(79.9%)		(79.4%)

Provision for (benefit from) income taxes	38.6	(109.9)	148.6	100.0%	*	100.0%	*
Net loss	$(112.3)	$(256.9)	$(144.6)	(56.3%)		(55.8%)

Weighted average diluted shares outstanding	76.7	70.3	6.4	9.0%		9.0%
Diluted net loss per share	$(1.46)	$(3.65)	$(2.19)	(59.9%)		(59.4%)

Note: Totals may not sum due to rounding.

* Note: Percentage in excess of 100.0% and not meaningful.

Certain results for fiscal 2023 are adjusted to exclude the net impact of restructuring charges, the impact of acquisition transaction costs, and the impact of franchise rights acquired and goodwill impairments. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended December 30, 2023 which have been adjusted.

				Operating
	Gross	Gross	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Fiscal 2023	$529.3	59.5%	$22.3	2.5%
Adjustments to reported amounts (1)
2023 plan restructuring charges	21.1		53.7
2022 plan restructuring charges	(0.0)		1.1
2021 plan restructuring charges	0.1		0.1
2020 plan restructuring charges	(0.0)		(0.0)
Acquisition transaction costs	—		8.6
Franchise rights acquired and goodwill impairments	—		3.6
Total adjustments (1)	21.2		67.2
Fiscal 2023, as adjusted (1)	$550.5	61.9%	$89.5	10.1%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for fiscal 2023 to exclude the net impact of the $53.7 million ($40.3 million after tax) of 2023 plan restructuring charges, the $1.1 million ($0.9 million after tax) of 2022 plan restructuring charges, the $0.1 million ($43 thousand after tax) of 2021 plan restructuring charges and the reversal of $21 thousand ($16 thousand after tax) of 2020 plan restructuring charges, the impact of the $8.6 million ($7.5 million after tax) of acquisition transaction costs, and the impact of $3.6 million ($3.6 million after tax) of franchise rights acquired and goodwill impairments. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for fiscal 2022 are adjusted to exclude the impact of franchise rights acquired and goodwill impairments and the net impact of restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended December 31, 2022 which have been adjusted.

				Operating
			Operating	(Loss)
	Gross	Gross	(Loss)	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Fiscal 2022	$621.4	59.8%	$(284.0)	(27.3%)
Adjustments to reported amounts (1)
Franchise rights acquired and goodwill impairments	—		396.7
2023 plan restructuring charges	1.8		13.6
2022 plan restructuring charges	6.5		27.2
2021 plan restructuring charges	(0.6)		(0.3)
2020 plan restructuring charges	(0.7)		(0.7)
Total adjustments (1)	7.0		436.4
Fiscal 2022, as adjusted (1)	$628.4	60.4%	$152.5	14.7%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for fiscal 2022 to exclude the impact of the $396.7 million ($301.3 million after tax) of franchise rights acquired and goodwill impairments, and the net impact of the $13.6 million ($10.2 million after tax) of 2023 plan restructuring charges, the $27.2 million ($20.4 million after tax) of 2022 plan restructuring charges, the reversal of $0.3 million ($0.3 million after tax) of 2021 plan restructuring charges and the reversal of $0.7 million ($0.5 million after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for fiscal 2023 were $889.6 million, a decrease of $150.3 million, or 14.5%, versus fiscal 2022. Excluding the impact of foreign currency, which positively impacted our revenues in fiscal 2023 by $0.7 million, revenues for fiscal 2023 would have decreased 14.5% versus the prior year. This decrease was driven primarily by lower Digital Subscription Revenues as a result of the lower number of Incoming Digital Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022 and, to a lesser extent, by the decline in consumer product sales in fiscal 2023 compared to the prior year due to the wind down of our consumer products business. Subscription Revenues included $30.5 million of Clinical Subscription Revenues for fiscal 2023. See “—Segment Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for fiscal 2023 decreased $58.2 million, or 13.9%, versus fiscal 2022. Excluding the impact of foreign currency, which decreased cost of revenues in fiscal 2023 by $0.6 million, cost of revenues for fiscal 2023 would have decreased 13.8% versus the prior year. Excluding the net impact of the $21.2 million of restructuring charges in fiscal 2023 and the net impact of the $7.0 million of restructuring charges in fiscal 2022, cost of revenues for fiscal 2023 would have decreased by 17.6%, or 17.4% on a constant currency basis, versus the prior year.

Gross Profit

Gross profit for fiscal 2023 decreased $92.1 million, or 14.8%, versus fiscal 2022. Excluding the impact of foreign currency, which positively impacted gross profit in fiscal 2023 by $1.4 million, gross profit for fiscal 2023 would have decreased 15.0% versus the prior year. Excluding the net impact of the $21.2 million of restructuring charges in fiscal 2023 and the net impact of the $7.0 million of restructuring charges in fiscal 2022, gross profit for fiscal 2023 would have decreased by 12.4%, or 12.6% on a constant currency basis, versus the prior year primarily due to the decrease in revenues. Gross margin for fiscal 2023 decreased to 59.5% versus 59.8% for fiscal 2022. Excluding the impact of foreign currency, gross margin for fiscal 2023 would have decreased 0.4% to 59.4% versus the prior year. Excluding the net impact of restructuring charges in fiscal 2023 and the net impact of restructuring charges in fiscal 2022, gross margin for fiscal 2023 would have increased 1.5% to 61.9% versus the prior year. Excluding the impact of foreign currency, the net impact of restructuring charges in fiscal 2023 and the net impact of restructuring charges in fiscal 2022, gross margin for fiscal 2023 would have increased 1.4% to 61.8% versus the prior year. This gross margin increase was driven primarily by actions to reduce the fixed cost base within our Workshops + Digital business.

Marketing

Marketing expenses for fiscal 2023 decreased $6.4 million, or 2.6%, versus fiscal 2022. Excluding the impact of foreign currency, which decreased marketing expenses in fiscal 2023 by $0.8 million, marketing expenses for fiscal 2023 would have decreased 2.3% versus the prior year. This decrease in marketing expenses was primarily due to lower spend on TV advertising and production, celebrity fees, and other related costs, partially offset by higher spend for Online advertising. Marketing expenses as a percentage of revenue for fiscal 2023 increased to 26.8% from 23.5% for fiscal 2022.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2023 increased $1.1 million, or 0.4%, versus fiscal 2022. Foreign currency had a de minimis impact on selling, general and administrative expenses for fiscal 2023. Excluding the net impact of the $33.7 million of restructuring charges in fiscal 2023, the impact of the $8.6 million of acquisition transaction costs in fiscal 2023 and the net impact of the $32.7 million of restructuring charges in fiscal 2022, selling, general and administrative expenses for fiscal 2023 would have decreased by 3.7%, both as adjusted and as adjusted on a constant currency basis, versus the prior year. This decrease in selling, general and administrative expenses was primarily due to lower compensation expense and related costs as a result of the 2022 and 2023 restructuring plans, partially offset by non-transaction related costs associated with the acquisition of Sequence. Selling, general and administrative expenses as a percentage of revenue for fiscal 2023 increased to 29.8% from 25.4% for fiscal 2022. Excluding the net impact of restructuring charges in fiscal 2023, the impact of acquisition transaction costs in fiscal 2023 and the net impact of restructuring charges in fiscal 2022, selling, general and administrative expenses as a percentage of revenue for fiscal 2023 would have increased by 2.8%, both as adjusted and as adjusted on a constant currency basis, versus the prior year.

Impairments

During the fourth quarter of fiscal 2023, we had a shift in future strategic priorities and as a result, a triggering event occurred which required us to impair the remaining (i) goodwill balances for our Republic of Ireland and Northern Ireland reporting units, resulting in goodwill impairment charges of $2.4 million and $1.2 million, respectively, and (ii) franchise rights acquired balance for our Northern Ireland unit of account, resulting in a franchise rights acquired impairment charge of $47 thousand.

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

Operating Income (Loss)

Operating income for fiscal 2023 was $22.3 million compared to operating loss for fiscal 2022 of $284.0 million. Operating income for fiscal 2023 was positively impacted by $2.0 million of foreign currency. Excluding the net impact of the $54.9 million of restructuring charges in fiscal 2023, the impact of the $8.6 million of acquisition transaction costs in fiscal 2023, the impact of the $3.6 million of franchise rights acquired and goodwill impairments in fiscal 2023, the impact of the $396.7 million of franchise rights acquired and goodwill impairments in fiscal 2022 and the net impact of the $39.7 million of restructuring charges in fiscal 2022, operating income would have been $89.5 million for fiscal 2023 versus operating income of $152.5 million for fiscal 2022, a decrease of 41.3%, or 42.7% on a constant currency basis. Operating income margin for fiscal 2023 was 2.5% compared to operating loss margin for fiscal 2022 of 27.3%. Excluding the net impact of restructuring charges in fiscal 2023, the impact of acquisition transaction costs in fiscal 2023, the impact of the franchise rights acquired and goodwill impairments in fiscal 2023, the impact of the franchise rights acquired and goodwill impairments in fiscal 2022 and the net impact of restructuring charges in fiscal 2022, operating income margin would have been 10.1% for fiscal 2023 versus operating income margin of 14.7% for fiscal 2022, a decrease of 4.6%, or 4.8% on a constant currency basis. This decrease in operating income margin was driven by an increase in marketing expenses as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue, partially offset by an increase in gross margin, versus the prior year.

Interest Expense

Interest expense for fiscal 2023 increased $14.8 million, or 18.2%, versus fiscal 2022. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2023 and fiscal 2022 and excluding the impact of our interest rate swaps then in effect, increased to 7.64% per annum at the end of fiscal 2023 from 5.45% per annum at the end of fiscal 2022. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2023 and fiscal 2022, increased to 6.73% per annum at the end of fiscal 2023 from 5.67% per annum at the end of fiscal 2022. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. For additional details on our interest rate swaps, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $1.6 million for fiscal 2023 to $0.1 million of expense as compared to $1.7 million of expense for fiscal 2022.

Tax

Our effective tax rate for fiscal 2023 was (52.5%) compared to 30.0% for fiscal 2022. The tax expense for fiscal 2023 was impacted by a tax expense due to a valuation allowance and a tax expense related to income earned in foreign jurisdictions at rates higher than the U.S., partially offset by a tax benefit related to state tax and a tax benefit related to foreign-derived intangible income (“FDII”).

We continue to evaluate the realizability of our deferred tax assets and based on the weight of the available evidence, we provided a full valuation allowance against the U.S. deferred tax assets.

The tax benefit for fiscal 2022 was impacted by a tax benefit from a legal entity restructuring in connection with an organizational realignment to simplify the Company’s corporate structure and reduce associated costs (the “Organizational Realignment”), which resulted in a reversal of certain deferred tax liabilities, and a tax benefit related to FDII. These benefits were partially offset by a tax expense from a valuation allowance established to offset certain deferred tax assets due to the uncertainty of realizing future tax benefits from its interest expense carryforwards, a tax expense related to income earned in foreign jurisdictions at rates higher than the U.S., and a tax expense related to tax shortfalls from stock compensation.

Net Loss and Diluted Net Loss Per Share

Net loss for fiscal 2023 was $112.3 million, a decrease of $144.6 million, or 56.3%, compared to net loss for fiscal 2022 of $256.9 million. Excluding the impact of foreign currency, which positively impacted net loss in fiscal 2023 by $1.4 million, net loss for fiscal 2023 would have decreased 55.8% versus the prior year. Net loss for fiscal 2023 included a $41.2 million net impact from restructuring charges, a $7.5 million impact from acquisition transaction costs, and a $3.6 million impact from franchise rights acquired and goodwill impairments. Additionally, net loss for fiscal 2023 included a $50.6 million tax expense from the increase in the partial valuation allowance established in fiscal 2022 to a full valuation allowance in fiscal 2023 to offset all U.S. deferred tax assets due to the uncertainty of realizing future tax benefits of the assets. Net loss for fiscal 2022 included a $301.3 million impact from franchise rights acquired and goodwill impairments and a $29.8 million net impact from restructuring charges. Additionally, net loss for fiscal 2022 included a $48.3 million tax benefit from a legal entity restructuring in connection with the Organizational Realignment which resulted in a reversal of certain deferred tax liabilities and a $27.1 million tax expense from a valuation allowance established to offset certain deferred tax assets due to the uncertainty of realizing future tax benefits from its interest expense carryforwards.

Diluted net loss per share for fiscal 2023 was $1.46 compared to diluted net loss per share for fiscal 2022 of $3.65. Diluted net loss per share for fiscal 2023 included a $0.54 net impact from restructuring charges, a $0.10 impact from acquisition transaction costs, and a $0.05 impact from franchise rights acquired and goodwill impairments. Additionally, diluted net loss per share for fiscal 2023 included a $0.66 tax expense from the increase in the partial valuation allowance established in fiscal 2022 to a full valuation allowance in fiscal 2023 to offset all U.S. deferred tax assets due to the uncertainty of realizing future tax benefits of the assets. Diluted net loss per share for fiscal 2022 included a $4.28 impact from franchise rights acquired and goodwill impairments and a $0.42 net impact from restructuring charges. Additionally, diluted net loss per share for fiscal 2022 included a $0.69 tax benefit from a legal entity restructuring in connection with the Organizational Realignment which resulted in a reversal of certain deferred tax liabilities and a $0.39 tax expense from a valuation allowance established to offset certain deferred tax assets due to the uncertainty of realizing future tax benefits from its interest expense carryforwards.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2023 and the percentage change in those metrics versus the prior year, as applicable:

(in millions except percentages and as noted)

	Fiscal 2023
	GAAP			Constant Currency
	Subscription Revenues	Product Sales & Other	Total Revenues	Subscription Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$583.6	$54.6	$638.2	$584.8	$54.7	$639.5	137.5	2,337.0	2,498.7
International	239.2	12.2	251.4	236.8	12.5	249.3	69.7	1,209.2	1,298.9
Total	$822.8	$66.8	$889.6	$821.6	$67.2	$888.8	207.2	3,546.1	3,797.5

	% Change Fiscal 2023 vs. Fiscal 2022
North America	(8.8%)	(37.3%)	(12.3%)	(8.7%)	(37.2%)	(12.1%)	(2.7%)	(14.6%)	6.9%
International	(14.2%)	(63.8%)	(19.6%)	(15.1%)	(62.9%)	(20.2%)	(6.2%)	(15.7%)	7.4%
Total	(10.5%)	(44.7%)	(14.5%)	(10.6%)	(44.3%)	(14.5%)	(3.9%)	(14.9%)	7.1%

Note: Totals may not sum due to rounding.

(in millions except percentages and as noted)

	Fiscal 2023
	Digital Subscription Revenues					Workshops + Digital Fees
	GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
				(in thousands)					(in thousands)
North America	$374.0	$374.9	107.5	1,802.5	1,948.0	$179.1	$179.4	28.4	534.5	484.0
International	197.1	194.8	60.4	1,033.1	1,131.4	42.1	42.0	9.3	176.0	167.5
Total	$571.1	$569.7	167.9	2,835.6	3,079.4	$221.1	$221.3	37.7	710.5	651.5

	% Change Fiscal 2023 vs. Fiscal 2022
North America	(14.2%)	(14.0%)	(3.5%)	(17.6%)	8.1%	(12.3%)	(12.1%)	(5.0%)	(2.5%)	(9.4%)
International	(13.0%)	(14.0%)	(6.2%)	(17.6%)	9.5%	(19.5%)	(19.7%)	(6.1%)	(1.9%)	(4.9%)
Total	(13.8%)	(14.0%)	(4.5%)	(17.6%)	8.6%	(13.7%)	(13.7%)	(5.3%)	(2.3%)	(8.3%)

Note: Totals may not sum due to rounding.

(in millions except as noted)

	Fiscal 2023
	Clinical Subscription Revenues
	GAAP	Clinical Paid Weeks	EOP Clinical Subscribers
			(in thousands)
North America	$30.5	1.6	66.6
International	—	—	—
Total	$30.5	1.6	66.6

North America Performance

The decrease in North America revenues for fiscal 2023 versus the prior year was driven by a decrease in Subscription Revenues and, to a lesser extent, a decrease in product sales and other. The decrease in Subscription Revenues for fiscal 2023 versus the prior year was driven primarily by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Fees. Digital Subscription Revenues and Workshops + Digital Fees were both negatively impacted by the lower number of respective Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022. Subscription Revenues for fiscal 2023 benefited from Clinical Subscription Revenues following our acquisition of Sequence. The decrease in North America Total Paid Weeks for fiscal 2023 versus the prior year was driven primarily by the lower number of Total Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022.

The decrease in North America product sales and other for fiscal 2023 versus the prior year was driven primarily by a decline in consumer product sales due to the wind down of our consumer products business.

International Performance

The decrease in International revenues for fiscal 2023 versus the prior year was driven by a decrease in Subscription Revenues and, to a lesser extent, by a decrease in product sales and other. The decrease in Subscription Revenues for fiscal 2023 versus the prior year was driven by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Fees. Digital Subscription Revenues and Workshops + Digital Fees were both negatively impacted by the lower number of respective Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022. The decrease in International Total Paid Weeks for fiscal 2023 versus the prior year was driven primarily by the lower number of Total Incoming Subscribers at the beginning of fiscal 2023 versus the beginning of fiscal 2022.

The decrease in International product sales and other for fiscal 2023 versus the prior year was driven primarily by a decline in consumer product sales due to the wind down of our consumer products business.

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied us with our primary source of liquidity. We have used these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. Upon the completion of our acquisition of Sequence (the “Acquisition”), in the second quarter of fiscal 2023, we had a net cash outlay of $40.3 million on April 10, 2023 with respect to the payment of the purchase price and certain transaction costs. For additional details on the purchase price consideration for the Acquisition and related terms, see Note 6 “Acquisitions” of the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K. This cash outlay has reduced the liquidity available to us in the future. See “Risk Factors—Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)—The Acquisition may not achieve its intended results.” and “Risk Factors—Risks Related to Our Liquidity—We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.” for additional details. We currently believe that cash generated by operations, our cash on hand of approximately $109.4 million at December 30, 2023, our availability under our Revolving Credit Facility (as defined and described below) at December 30, 2023 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. See “—Long-Term Debt” for additional details on this refinancing. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity. For example, we instituted restructuring plans in recent fiscal years which have resulted in aggregate cash outlays of approximately $44.6 million in fiscal 2023 and are expected to result in aggregate cash outlays of approximately $18.5 million in fiscal 2024. For additional details, see Note 23 “Restructuring” of the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K. The evolving nature, and uncertain economic impact, of the current demand environment may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to fully access our Revolving Credit Facility, may be adversely affected.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents at:

	December 30,	December 31,	Increase/
	2023	2022	(Decrease)
	(in millions)
Total current assets	$179.5	$281.3	$(101.9)
Total current liabilities	205.5	196.6	8.9
Working capital (deficit) surplus	(26.0)	84.8	110.8
Cash and cash equivalents	109.4	178.3	(69.0)
Working capital deficit, excluding cash and cash equivalents	$(135.4)	$(93.6)	$41.8

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $41.8 million increase in our working capital deficit, excluding cash and cash equivalents:

				Impact to
	December 30,	December 31,	Increase/	Working
	2023	2022	(Decrease)	Capital Deficit
	(in millions)
Portion of operating lease liabilities due within one year	$9.6	$18.0	$(8.3)	$(8.3)
Prepaid income taxes	$25.4	$19.4	$5.9	$(5.9)
Income taxes payable	$1.6	$1.6	$—	$—
Accrued interest	$5.3	$5.3	$0.1	$0.1
Deferred revenue	$34.0	$32.2	$1.8	$1.8
Derivative receivable	$3.6	$11.7	$(8.2)	$8.2
Operational liabilities and other, net of assets	$113.7	$67.8	$45.9	$45.9
Working capital deficit change, excluding cash and cash equivalents				$41.8

Note: Totals may not sum due to rounding.

The decrease in portion of operating lease liabilities due within one year was primarily due to operating lease terminations resulting from the continued rationalization of our real estate portfolio. The increase in prepaid income taxes was driven primarily by the timing of tax payments. The decrease in derivative receivable was driven primarily by the continuing maturity of our swaps. The increase in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by an increase in accrued liabilities related to the Acquisition in regard to cash to be paid on April 10, 2024, lower inventory due to the wind down of our consumer products business, and a decrease in receivables due to changes in promotional activities.

Cash Flows

The following table sets forth a summary of our cash flows for the fiscal years ended:

	December 30,	December 31,
	2023	2022
	(in millions)
Net cash provided by operating activities	$6.7	$76.6
Net cash used for investing activities	$(74.7)	$(42.6)
Net cash used for financing activities	$(2.7)	$(4.7)

Operating Activities

Cash flows provided by operating activities of $6.7 million for fiscal 2023 reflected a decrease of $70.0 million from $76.6 million of cash flows provided by operating activities for fiscal 2022. This decrease in cash flows from operating activities was primarily attributable to a decrease in non-cash add-back adjustments, partially offset by a decrease in net loss, in fiscal 2023 as compared to the prior year.

Investing Activities

Net cash used for investing activities totaled $74.7 million for fiscal 2023, an increase of $32.1 million as compared to fiscal 2022. This increase was primarily attributable to an increase in cash paid for acquisitions, net of cash acquired, in fiscal 2023 as compared to the prior year.

Financing Activities

Net cash used for financing activities totaled $2.7 million for fiscal 2023, a decrease of $2.0 million as compared to fiscal 2022. This decrease was primarily attributable to a decrease in cash paid for acquisitions and an increase in proceeds from stock options exercised in fiscal 2023 as compared to the prior year.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at December 30, 2023:

Long-Term Debt

At December 30, 2023

(Balances in millions)

December 30, 2023
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	8.8
Unamortized debt discount	9.8
Total long-term debt	$1,426.5

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

As of December 30, 2023, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of December 30, 2023.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of December 30, 2023, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default. As of December 30, 2023, we were in compliance with the covenants under the Credit Agreement that were in effect on such date.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, and an additional step down to 5.00:1.00 for the period following the first fiscal quarter of 2025. As of December 30, 2023, our actual Consolidated First Lien Leverage Ratio was 8.49:1.00 and there were no borrowings under our Revolving Credit Facility and total letters of credit issued were $1.2 million. We were not in compliance with the Consolidated First Lien Leverage Ratio as of December 30, 2023, and as a result, we are limited to borrowing no more than 35%, or $61.3 million, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until we comply with the applicable ratio.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021 (as amended, supplemented or modified from time to time, the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. As of December 30, 2023, we were in compliance with the covenants under the Indenture that were in effect on such date.

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

Outstanding Debt

At December 30, 2023, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At the end of fiscal 2023 and fiscal 2022, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Part IV, Item 15 of this Annual Report on Form 10-K under Note 19 “Derivative Instruments and Hedging” of the notes to the audited consolidated financial statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.64% and 5.45% per annum at December 30, 2023 and December 31, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 6.53% and 5.50% per annum at December 30, 2023 and December 31, 2022, respectively, based on interest rates on these dates.

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

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges and certain non-recurring transaction costs in connection with the Acquisition.

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net loss, the most comparable GAAP financial measure, for the fiscal years ended:

(in millions)

	December 30, 2023		December 31, 2022
Net loss	$(112.3)		$(256.9)
Interest	95.9		81.1
Taxes	38.6		(109.9)
Depreciation and amortization	45.6		42.3
Stock-based compensation	11.3		13.0
EBITDAS	$79.2		$(230.4)
2023 plan restructuring charges	53.7		13.6
2022 plan restructuring charges	1.1		27.2
2021 plan restructuring charges	0.1		(0.3)
2020 plan restructuring charges	(0.0)		(0.7)
Acquisition transaction costs	8.6	(1)	—
Franchise rights acquired and goodwill impairments	3.6		396.7
Adjusted EBITDAS (2)	$146.4		$206.1

Note: Totals may not sum due to rounding.

(1)
Includes stock-based compensation expense attributable to post-combination vesting of $3.9 million.
(2)
The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of operations for fiscal 2023 to exclude the net impact of the $53.7 million of 2023 plan restructuring charges, the $1.1 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the reversal of $21 thousand of 2020 plan restructuring charges, the impact of $8.6 million of acquisition transaction costs, and the impact of $3.6 million of franchise rights acquired and goodwill impairments; and (ii) adjusts the consolidated statements of operations for fiscal 2022 to exclude the impact of the $396.7 million of franchise rights acquired and goodwill impairments and the net impact of the $13.6 million of 2023 plan restructuring charges, the $27.2 million of 2022 plan restructuring charges, the reversal of $0.3 million of 2021 plan restructuring charges and the reversal of $0.7 million of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of December 30, 2023, our total debt less unamortized deferred financing costs and unamortized debt discount/net loss ratio was (12.7)x. As of December 30, 2023, our net debt/Adjusted EBITDAS ratio was 9.0x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the fiscal year ended:

(in millions)

December 30, 2023
Total debt	$1,445.0
Less: Unamortized deferred financing costs	8.8
Less: Unamortized debt discount	9.8
Less: Cash on hand	109.4
Net debt	$1,317.1

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

Contractual Obligations

We are obligated under non-cancelable agreements primarily for office and rent facilities operating leases. Consolidated rent expense charged to operations under all our leases for fiscal 2023 was approximately $34.1 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2023:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-Term Debt (1)
Principal	$1,445.0	$—	$—	$945.0	$500.0
Interest	488.5	91.1	231.3	154.8	11.3
Operating leases, finance leases and non-cancelable agreements	108.9	26.9	34.5	20.7	26.8
Total (2)	$2,042.4	$118.0	$265.8	$1,120.5	$538.1

Note: Totals may not sum due to rounding.

(1)
Due to the fact that a portion of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2023 remains constant for all periods presented.
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

Acquisition of Sequence

On April 10, 2023, we completed the Acquisition for an aggregate purchase price of $132.0 million.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. The Company’s exposure to market risk as of the end of fiscal 2023 is described below.

Interest Rate Risk

During the second quarter of fiscal 2023, in connection with the previously announced planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with Term SOFR as the benchmark rate under the Credit Agreement and modified our interest rate swap agreements to transition from LIBOR-indexed to Term SOFR-indexed periodic swap payments to align with interest payments in connection with our Term SOFR-indexed debt. Other than this transition during the second quarter of fiscal 2023, there have been no material changes to our exposure to market risk from the end of fiscal 2022 as compared to the end of fiscal 2023.

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt, in particular changes in Term SOFR or the base rates which are used to determine the applicable interest rates for borrowings under the Credit Facilities.

On June 11, 2018, in order to hedge a portion of our variable rate debt, we entered into a forward-starting interest rate swap (the “2018 swap”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap was $500.0 million. During the term of this swap, the notional amount decreased from $500.0 million effective April 2, 2020 to $250.0 million on March 31, 2021. Following the transition from LIBOR to Term SOFR, this interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1513%. On June 7, 2019, in order to hedge a portion of our variable rate debt, we entered into a forward-starting interest rate swap (the “2019 swap”, and together with the 2018 swap, the “current swaps”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250.0 million. Following the transition from LIBOR to Term SOFR, this interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.9645%. The current swaps qualify for hedge accounting and, therefore, changes in the fair value of the current swaps have been recorded in accumulated other comprehensive loss. As of the end of fiscal 2023, we had $945.0 million of variable rate debt, of which $445.0 million remained unhedged.

As of December 30, 2023, borrowings under the Credit Facilities bore interest at Term SOFR plus an applicable margin of 3.50%. For the Term Loan Facility, the minimum interest rate for Term SOFR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50%, referred to herein as the Term SOFR Floor. In addition, as of December 30, 2023, our interest rate swaps in effect had an aggregate notional amount of $500.0 million. Accordingly, as of December 30, 2023, based on the amount of variable rate debt outstanding and the then-current Term SOFR rate, after giving consideration to the impact of the interest rate swaps and the Term SOFR Floor, a hypothetical 125 basis point increase in interest rates would have increased annual interest expense by approximately $5.6 million and a hypothetical 125 basis point decrease in interest rates would have decreased annual interest expense by approximately $5.6 million. This increase and decrease would have been driven primarily by the interest rate applicable to our Term Loan Facility.

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

Item 8. Financial Statements and Supplementary Data

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-52 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on pages F-2 to F-4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2023, the end of fiscal 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of fiscal 2023, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2023, the end of fiscal 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 30, 2023, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 to F-4 to our consolidated financial statements.

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

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended December 30, 2023, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5–1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) certain of the information regarding our directors and executive officers called for by Items 401(a), (b) and (e) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below and (iii) the information regarding our Code of Business Conduct and Ethics called for by Item 406 of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 30, 2023:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,537,536	(1)	$19.95	(2)	1,832,682	(3)
Equity compensation plans not approved by security holders	1,500,000	(4)	$46.67	(2)	—
Total	10,037,536		$23.94	(2)	1,832,682

(1)
Consists of 1,765,459 shares of our common stock issuable upon the exercise of outstanding stock options awarded under our Third Amended and Restated 2014 Stock Incentive Plan (“2014 Plan”) and our 2008 Stock Incentive Plan (“2008 Plan”); 408,697 shares of our common stock issuable upon the exercise of the Winfrey Option granted pursuant to the Winfrey Option Agreement; 3,276,484 shares of our common stock issuable upon the exercise of the Winfrey Amendment Option granted pursuant to the Winfrey Amendment Option Agreement; 2,657,518 shares of our common stock issuable upon the vesting of restricted stock units (“RSUs”) awarded under our 2014 Plan; and 429,378 shares of our common stock issuable upon the vesting of performance-based stock units (“PSUs”) awarded under our 2014 Plan. The number of shares to be issued in respect of PSUs has been calculated based on the assumption that the maximum level of performance applicable to the PSUs has been achieved. The Winfrey Option was approved by the written consent of Artal Luxembourg S.A. which, as of the date thereof, controlled a majority of the voting power of our outstanding common stock. For additional details on the Winfrey Option, the Winfrey Amendment Option, the Winfrey Option Agreement and the Winfrey Amendment Option Agreement, see “Item 1. Business—History—Winfrey Transaction” of this Annual Report on Form 10-K.
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
(4)
Consists of 500,000 shares of our common stock issuable upon the exercise of a stock option granted on July 5, 2017 to Mindy Grossman, our former President and Chief Executive Officer, in connection with her prior appointment as our President and Chief Executive Officer and 1,000,000 aggregate shares of our common stock issuable upon the exercise of stock options granted on March 21, 2022 to Ms. Sistani in connection with her appointment as our Chief Executive Officer. Ms. Grossman and Ms. Sistani's inducement stock options were granted in reliance on the employment inducement exemption provided under the New York Stock Exchange Listed Company Manual Rule 303A.08 and the Nasdaq Listing Rule 5635(c)(4), respectively. Ms. Grossman's stock option has a seven year term and proportionately vested annually over a four year period which began with the first anniversary of Ms. Grossman’s July 5, 2017 employment commencement date. Ms. Sistani's stock options have a seven year term and proportionately vest annually over a four year period which began with the first anniversary of Ms. Sistani’s March 21, 2022 employment commencement date. While such inducement stock options were not awarded pursuant to our 2014 Plan, they are subject to the same terms and conditions of the 2014 Plan.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WW International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WW International, Inc. and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in total deficit and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Annual Goodwill (United States and Canada) and Annual Indefinite-Lived Franchise Rights Acquired (United States) Impairment Assessments

As described in Notes 2 and 7 to the consolidated financial statements, the net book value of goodwill associated with the United States and Canada reporting units, excluding goodwill associated with the acquisition of Sequence, was $104.0 million and $40.5 million, respectively, as of December 30, 2023, and the net book value of indefinite-lived franchise rights acquired in the United States was $374.4 million as of December 30, 2023. Management reviews goodwill and indefinite-lived intangible assets, including indefinite-lived franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. Management has determined the reporting unit for purposes of assessing annual impairment to be the related country. Fair value for the Company’s reporting units is estimated by management using a discounted cash flow approach. The estimated fair value is then compared to the carrying value of the reporting unit. Fair value for indefinite-lived franchise rights acquired is estimated by management using a discounted cash flow approach for franchise rights related to the Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Digital business. The aggregate estimated fair value for franchise rights is compared to the carrying value of the unit of account for these rights. As disclosed by management, when determining the fair value of goodwill and indefinite-lived franchise rights acquired, management utilizes various assumptions, including projections of future cash flows, revenue growth rates, operating income margins and discount rates.

The principal considerations for our determination that performing procedures relating to the annual impairment assessments of goodwill for the United States and Canada reporting units (excluding goodwill associated with the acquisition of Sequence) and indefinite-lived franchise rights acquired in the United States is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the United States and Canada reporting units and the indefinite-lived franchise rights acquired in the United States; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates for the United States goodwill impairment assessment, revenue growth rates and operating income margins for the Canada goodwill impairment assessment, and revenue growth rates and discount rate for the United States indefinite-lived franchise rights acquired impairment assessment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill and annual indefinite-lived franchise rights acquired impairment assessments, including controls over the valuation of the United Stated and Canada reporting units and indefinite-lived franchise rights acquired in the United States. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the United States and Canada reporting units and the indefinite-lived franchise rights acquired in the United States; (ii) evaluating the appropriateness of the discounted cash flow approaches and relief from royalty methodology used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approaches and relief from royalty methodology; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, operating income margins, and discount rate. Evaluating management’s assumptions related to revenue growth rates and operating income margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the businesses related to the United States and Canada reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow approaches and relief from royalty methodology and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 28, 2024

We have served as the Company’s auditor since 1999.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$109,366	$178,326
Receivables (net of allowances: December 30, 2023 - $1,041 and December 31, 2022 - $976)	14,938	24,273
Inventories	68	20,528
Prepaid income taxes	25,370	19,447
Prepaid marketing and advertising	10,149	7,927
Prepaid expenses and other current assets	19,583	30,830
TOTAL CURRENT ASSETS	179,474	281,331
Property and equipment, net	19,741	28,229
Operating lease assets	52,272	75,696
Franchise rights acquired	386,526	386,745
Goodwill	243,441	155,998
Other intangible assets, net	63,208	63,306
Deferred income taxes	19,683	22,246
Other noncurrent assets	17,685	14,879
TOTAL ASSETS	$982,030	$1,028,430
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$9,613	$17,955
Accounts payable	18,507	18,890
Salaries and wages payable	79,096	72,577
Accrued marketing and advertising	18,215	17,927
Accrued interest	5,346	5,289
Deferred acquisition payable	16,500	1,166
Other accrued liabilities	22,610	28,952
Income taxes payable	1,609	1,646
Deferred revenue	33,966	32,156
TOTAL CURRENT LIABILITIES	205,462	196,558
Long-term debt, net	1,426,464	1,422,284
Long-term operating lease liabilities	53,461	68,099
Deferred income taxes	41,994	25,084
Other	15,743	2,185
TOTAL LIABILITIES	1,743,124	1,714,210
Commitments and contingencies (Note 16)
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 130,048 shares issued at December 30, 2023 and 122,052 shares issued at December 31, 2022	0	0
Treasury stock, at cost, 50,859 shares at December 30, 2023 and 51,496 shares at December 31, 2022	(3,064,628)	(3,097,304)
Retained earnings	2,314,834	2,416,994
Accumulated other comprehensive loss	(11,300)	(5,470)
TOTAL DEFICIT	(761,094)	(685,780)
TOTAL LIABILITIES AND TOTAL DEFICIT	$982,030	$1,028,430

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 30,	December 31,	January 1,
	2023	2022	2022
Subscription revenues, net	$822,755	$919,055	$1,061,429
Product sales and other, net	66,796	120,780	149,736
Revenues, net	889,551	1,039,835	1,211,165
Cost of subscription revenues	301,062	321,528	368,454
Cost of product sales and other	59,186	96,928	116,044
Cost of revenues	360,248	418,456	484,498
Gross profit	529,303	621,379	726,667
Marketing expenses	238,387	244,783	261,457
Selling, general and administrative expenses	264,950	263,840	268,614
Franchise rights acquired and goodwill impairments	3,633	396,727	—
Operating income (loss)	22,333	(283,971)	196,596
Interest expense	95,893	81,141	87,909
Other expense, net	72	1,691	1,358
Early extinguishment of debt	—	—	30,352
(Loss) income before income taxes	(73,632)	(366,803)	76,977
Provision for (benefit from) income taxes	38,623	(109,935)	9,852
Net (loss) income	$(112,255)	$(256,868)	$67,125
(Net loss) earnings per share
Basic	$(1.46)	$(3.65)	$0.96
Diluted	$(1.46)	$(3.65)	$0.95
Weighted average common shares outstanding
Basic	76,677	70,321	69,640
Diluted	76,677	70,321	70,744

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 30,	December 31,	January 1,
	2023	2022	2022
Net (loss) income	$(112,255)	$(256,868)	$67,125
Other comprehensive (loss) gain:
Foreign currency translation gain (loss)	2,880	(11,222)	(4,797)
Income tax (expense) benefit on foreign currency translation gain (loss)	(703)	2,790	1,206
Foreign currency translation gain (loss), net of taxes	2,177	(8,432)	(3,591)
(Loss) gain on derivatives	(10,673)	28,768	13,539
Income tax benefit (expense) on (loss) gain on derivatives	2,666	(7,202)	(3,403)
(Loss) gain on derivatives, net of taxes	(8,007)	21,566	10,136
Total other comprehensive (loss) gain	(5,830)	13,134	6,545
Comprehensive (loss) income	$(118,085)	$(243,734)	$73,670

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 2, 2021	121,470	$0	52,497	$(3,140,903)	$(25,149)	$2,621,108	$(544,944)
Comprehensive income	—	—	—	—	6,545	67,125	73,670
Issuance of treasury stock under stock plans	—	—	(509)	20,754	—	(27,783)	(7,029)
Compensation expense on share-based awards	—	—	—	—	—	21,348	21,348
Issuance of common stock	582	—	—	—	—	4,051	4,051
Balance at January 1, 2022	122,052	$0	51,988	$(3,120,149)	$(18,604)	$2,685,849	$(452,904)
Comprehensive (loss) income	—	—	—	—	13,134	(256,868)	(243,734)
Issuance of treasury stock under stock plans	—	—	(492)	22,845	—	(24,944)	(2,099)
Compensation expense on share-based awards	—	—	—	—	—	12,957	12,957
Balance at December 31, 2022	122,052	$0	51,496	$(3,097,304)	$(5,470)	$2,416,994	$(685,780)
Comprehensive loss	—	—	—	—	(5,830)	(112,255)	(118,085)
Issuance of treasury stock under stock plans	—	—	(637)	32,676	—	(34,151)	(1,475)
Compensation expense on share-based awards	—	—	—	—	—	11,303	11,303
Issuance of common stock	7,996	—	—	—	—	32,943	32,943
Balance at December 30, 2023	130,048	$0	50,859	$(3,064,628)	$(11,300)	$2,314,834	$(761,094)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 30,	December 31,	January 1,
	2023	2022	2022
Operating activities:
Net (loss) income	$(112,255)	$(256,868)	$67,125
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	52,471	43,801	48,550
Amortization of deferred financing costs and debt discount	5,018	5,018	6,136
Impairment of franchise rights acquired and goodwill	3,633	396,727	—
Impairment of intangible and long-lived assets	1,112	3,455	521
Share-based compensation expense	15,185	12,957	21,348
Deferred tax provision (benefit)	19,821	(145,829)	(15,565)
Allowance for doubtful accounts	1,306	(460)	(214)
Reserve for inventory obsolescence	7,350	6,796	7,657
Foreign currency exchange rate loss	263	2,374	744
Early extinguishment of debt	—	—	30,352
Changes in cash due to:
Receivables	17,112	(7,558)	4,707
Inventories	14,018	3,733	1,816
Prepaid expenses	(4,133)	8,878	1,554
Accounts payable	(54)	(2,691)	373
Accrued liabilities	(11,625)	20,925	960
Deferred revenue	1,273	(11,733)	(3,886)
Other long term assets and liabilities, net	(3,598)	(2,291)	(7,962)
Income taxes	(211)	(588)	(6,935)
Cash provided by operating activities	6,686	76,646	157,281
Investing activities:
Capital expenditures	(2,485)	(2,065)	(2,446)
Capitalized software and website development expenditures	(33,816)	(36,187)	(35,205)
Cash paid for acquisitions, net of cash acquired	(38,362)	(4,350)	(12,836)
Other items, net	(33)	(42)	(2,266)
Cash used for investing activities	(74,696)	(42,644)	(52,753)
Financing activities:
Proceeds from long term debt	—	—	1,500,000
Financing costs and debt discount	—	—	(37,910)
Payments on long-term debt	—	—	(1,564,000)
Taxes paid related to net share settlement of equity awards	(2,241)	(2,197)	(7,494)
Proceeds from stock options exercised	718	—	4,469
Cash paid for acquisitions	(1,178)	(2,413)	(6,450)
Other items, net	(48)	(112)	(151)
Cash used for financing activities	(2,749)	(4,722)	(111,536)
Effect of exchange rate changes on cash and cash equivalents	1,799	(4,748)	(5,085)
Net (decrease) increase in cash and cash equivalents	(68,960)	24,532	(12,093)
Cash and cash equivalents, beginning of period	178,326	153,794	165,887
Cash and cash equivalents, end of period	$109,366	$178,326	$153,794

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc., all of its subsidiaries and the variable interest entities of which WW International, Inc. is the primary beneficiary (as discussed below). The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings, which formerly included Digital 360 (as applicable). The Company’s “Workshops + Digital” business refers to providing unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings to commitment plan subscribers, including former Digital 360 members (as applicable). It also formerly included the provision of access to workshops for members who did not subscribe to commitment plans, which included the Company’s “pay-as-you-go” members. The Company’s “Clinical” business refers to providing subscriptions to the Company’s clinical product offerings provided by WeightWatchers Clinic (formally referred to as Sequence). In the second quarter of fiscal 2022, the Company ceased offering its Digital 360 product. More than a majority of associated members were transitioned from the Company’s Digital business to its Workshops + Digital business during the second quarter of fiscal 2022, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. The cessation of this product offering and these transitions of former Digital 360 members at the then-current pricing for such product impacted the number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business.

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

On April 10, 2023, the Company completed its previously announced acquisition of Weekend Health, Inc., doing business as Sequence (“Sequence”). The accompanying consolidated financial statements include the results of operations of Sequence (now operating as WeightWatchers Clinic) from the date of acquisition. See Note 6 for additional information on the Company’s acquisitions.

With respect to the Company’s previously announced change in segment reporting for fiscal 2023, segment data for the fiscal years ended December 31, 2022 and January 1, 2022 has been updated to reflect this reportable segment structure. See Notes 5 and 17 for disclosures related to segments.

Prior period amounts have been reclassified to conform with the current period presentation.

Revision of Previously Issued Consolidated Financial Statements

As previously disclosed, after the three months ended September 30, 2023, the Company identified misstatements in its accounting for income taxes resulting primarily from the recording of a U.S. deferred tax liability related to a foreign branch of the U.S., partially offset by a U.S. deferred tax asset related to its U.S. leases, that should have been recorded in prior fiscal years. The Company evaluated the misstatements and concluded that the misstatements were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements.

To correct the immaterial misstatements, the Company has revised its previously issued consolidated financial statements as of and for the year ended December 31, 2022 and for the year ended January 1, 2022. The revision of the historical consolidated financial statements also includes the correction of other immaterial misstatements that the Company had primarily previously recorded as out-of-period adjustments or did not record on the basis of materiality. The Company had previously determined that these previously identified misstatements did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements and reached the same conclusion when aggregating the previously identified misstatements with the recently identified misstatements. See Note 24 for further information regarding the misstatements and related revisions.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The accompanying financial statements and relevant notes to the consolidated financial statements for the periods referenced above and prior in this Annual Report on Form 10-K have been revised to correct for such misstatements.

2.
Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal 2023, fiscal 2022 and fiscal 2021 each contained 52 weeks.

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

Variable Interest Entity

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

Through WeightWatchers Clinic, the Company operates certain clinical telehealth groups which are deemed to be Friendly-Physician Entities (“FPEs”) and due to legal requirements, the physician-owners must retain 100% of the equity interest. The Company’s agreements with FPEs generally consist of both an Administrative Service Agreement, which provides for various administrative and management services to be provided by the Company to the FPE, and Stock Transfer Restriction (“STR”) agreements with the physician-owners of the FPEs, which provide for the transition of ownership interest of the FPEs under certain conditions. The Company has the right to receive income as an ongoing management fee, which effectively absorbs all of the residual interests, and can also provide financial support through loans to the FPEs. The Company has exclusive responsibility for the provision of all nonmedical services including technology and intellectual property required for the day-to-day operation and management of each of the FPEs. In addition, the STR agreements provide that the Company has the right to designate a person(s) to purchase the equity interest of the FPE for a nominal amount in the event of a succession event at the Company’s discretion. Based on the provisions of these agreements, the Company determined that the FPEs are VIEs due to their equity holder having insufficient capital at risk, and the Company has a variable interest in the FPEs.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The contractual arrangements described above allow the Company (through Sequence) to direct the activities that most significantly affect the economic performance of the FPEs. Accordingly, the Company is the primary beneficiary of the FPEs and consolidates the FPEs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support the Company can provide to the FPEs (e.g., loans) and the provisions of the contractual arrangements and nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the FPEs. Therefore, all income and expenses recognized by the FPEs are consolidated by the Company. The Company does not hold interests in any VIEs for which the Company is not deemed to be the primary beneficiary.

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

In fiscal 2023, fiscal 2022 and fiscal 2021, the Company recorded impairment charges of $900, $714 and $5, respectively, related to internal-use computer software and website development costs that were not expected to provide substantive service potential.

In fiscal 2023, fiscal 2022 and fiscal 2021, the Company recorded impairment charges of $212, $61 and $516, respectively, related to property, plant and equipment that were expected to be disposed of before the end of their estimated useful lives.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of these franchise rights in the United States, Australia, United Kingdom and New Zealand as of the December 30, 2023 balance sheet date were $374,353, $4,232, $2,806 and $2,420, respectively, which represented 97.6%, 1.1%, 0.7% and 0.6%, respectively, of total franchise rights acquired as of December 30, 2023 of $383,811. The net book values of these franchise rights in the United States, Australia, United Kingdom and New Zealand as of the December 31, 2022 balance sheet date were $374,353, $4,232, $2,666 and $2,432, respectively, which represented 97.6%, 1.1%, 0.7% and 0.6%, respectively, of total franchise rights acquired as of December 31, 2022 of $383,683.

In its hypothetical start-up approach analysis for fiscal 2023, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In the Company’s relief from royalty approach analysis for fiscal 2023, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. Excluding the goodwill associated with the acquisition of Sequence, the Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The net book values of goodwill, excluding the $89,742 of goodwill associated with the acquisition of Sequence, in the United States, Canada and other countries as of the December 30, 2023 balance sheet date were $104,019, $40,463 and $9,217, respectively, which represented 42.7%, 16.6% and 3.8%, respectively, of total goodwill as of December 30, 2023 of $243,441. The net book values of goodwill in the United States, Canada and other countries as of the December 31, 2022 balance sheet date were $104,019, $39,547 and $12,432, respectively, which represented 66.7%, 25.3% and 8.0%, respectively, of total goodwill as of December 31, 2022 of $155,998.

In performing the impairment analysis for goodwill, for all of the Company’s reporting units, the Company estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. The Company utilized operating income as the basis for measuring its potential growth because it believes it is the best indicator of the performance of its business. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

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

Other Intangible Assets

Other finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. The Company expenses all software costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing software once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful lives of 3 to 5 years for software and website development costs. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, which do not result in additional functionality, are expensed as incurred.

Revenue Recognition

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The Company earns revenue from subscriptions for its Digital and Clinical products and by conducting workshops, for which it charges a fee, predominantly through commitment plans, as well as prepayment plans. The Company also earns revenue by collecting royalties related to licensing agreements, collecting royalties from franchisees, and publishing. Prior to fiscal 2024, the Company also earned revenue by selling consumer products.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Commitment plan revenues and prepaid workshop fees are recorded to revenue on a straight-line basis as control is transferred since these performance obligations are satisfied over time. “Digital Subscription Revenues,” consisting of the fees associated with subscriptions for the Company’s Digital products, are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is amortized into revenue over the commitment period. “Workshops + Digital Fees”, consisting of the fees associated with subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops, are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. In the Workshops + Digital business, the Company generally charges non-refundable registration and starter fees in exchange for access to the Company’s digital subscription products, an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and is amortized into revenue over the commitment period. “Clinical Subscription Revenues” consist of revenues earned from initial consultations that are conducted to determine if a prospective member is eligible to be a Clinical subscriber and from subscriptions for the Company’s Clinical products, for which it charges a fee, predominantly through monthly commitment plans and prepayment plans. One-time initial consultation fees are recorded as revenue at the point in time control is transferred, which is when the initial consultation takes place. Commitment plan revenues and prepaid subscription fees are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. Revenue from workshop fees and royalties are recognized at the point in time control is transferred, which is when services are rendered and royalties are earned, respectively. Revenue from consumer product sales is recognized at the point in time control is transferred, which is when products are shipped to customers and partners and title and risk of loss passes to them. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

Advertising Costs

Advertising costs consist primarily of broadcast and digital media. All costs related to advertising are expensed in the period incurred, except for media production-related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 were $235,227, $238,978 and $252,754, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. Amortization expense for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $5,018, $5,018 and $6,136, respectively.

3.
Accounting Standards Adopted in Current Year

There were no new accounting standards adopted during the fiscal year ended December 30, 2023.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

4.
Leases

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of December 30, 2023. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at the implementation of the lease accounting standard, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company’s operating leases are primarily for its studios and corporate offices.

At December 30, 2023 and December 31, 2022, the Company’s lease assets and lease liabilities were as follows:

	December 30, 2023	December 31, 2022
Assets:
Operating leases	$52,272	$75,696
Finance leases	5	54
Total lease assets	$52,277	$75,750

Liabilities:
Current
Operating leases	$9,613	$17,955
Finance leases	4	31
Noncurrent
Operating leases	53,461	68,099
Finance leases	—	7
Total lease liabilities	$63,078	$86,092

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, the components of the Company’s lease expense were as follows:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Operating lease cost:
Fixed lease cost	$21,259	$33,227	$37,688
Lease termination cost	12,718	2,726	8,542
Variable lease cost	62	27	21
Total operating lease cost	$34,039	$35,980	$46,251
Finance lease cost:
Amortization of leased assets	$48	$112	$151
Interest on lease liabilities	1	6	8
Total finance lease cost	$49	$118	$159
Total lease cost	$34,088	$36,098	$46,410

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023, which resulted in lease asset impairment charges of $2,680 in the aggregate that were recognized in general and administrative expenses in the Company's consolidated statements of operations for the fiscal year ended December 31, 2022. The Company recorded $3,375 of sublease income for the fiscal year ended December 30, 2023 as an offset to general and administrative expenses.

At December 30, 2023 and December 31, 2022, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	December 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term (years)
Operating leases	7.31	6.90
Finance leases	0.48	1.00

Weighted Average Discount Rate
Operating leases	7.54	7.03
Finance leases	4.10	3.52

The Company’s leases have remaining lease terms of 0 to 9 years with a weighted average lease term of 7.31 years as of December 30, 2023.

At December 30, 2023, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Fiscal 2024	$14,031	$4	$14,035
Fiscal 2025	12,852	—	12,852
Fiscal 2026	10,130	—	10,130
Fiscal 2027	9,391	—	9,391
Fiscal 2028	9,042	—	9,042
Thereafter	26,811	—	26,811
Total lease payments	$82,257	$4	$82,261
Less imputed interest	19,183	0	19,183
Present value of lease liabilities	$63,074	$4	$63,078

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Supplemental cash flow information related to leases for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 were as follows:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22,013	$31,580	$39,747
Operating cash flows from finance leases	$1	$6	$8
Financing cash flows from finance leases	$48	$112	$151

Lease assets (modified) obtained in exchange for (modified) new operating lease liabilities	$(7,086)	$13,297	$1,057
Lease assets obtained in exchange for new finance lease liabilities	$—	$49	$81

5.
Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods. See Note 2 for further information on the Company’s revenue recognition policies.

The following table presents the Company’s revenues disaggregated by revenue source:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Digital Subscription Revenues	$571,074	$662,668	$786,563
Workshops + Digital Fees	221,139	256,387	274,866
Clinical Subscription Revenues	30,542	—	—
Subscription Revenues, net	$822,755	$919,055	$1,061,429
Product sales and other, net	66,796	120,780	149,736
Revenues, net	$889,551	$1,039,835	$1,211,165

Segment information for the fiscal years ended December 31, 2022 and January 1, 2022 presented below has been updated to reflect the fiscal 2023 reportable segment structure. The following tables present the Company’s revenues disaggregated by revenue source and segment:

	Fiscal Year Ended December 30, 2023
	North America	International	Total
Digital Subscription Revenues	$374,004	$197,070	$571,074
Workshops + Digital Fees	179,054	42,085	221,139
Clinical Subscription Revenues	30,542	—	30,542
Subscription Revenues, net	$583,600	$239,155	$822,755
Product sales and other, net	54,596	12,200	66,796
Revenues, net	$638,196	$251,355	$889,551

	Fiscal Year Ended December 31, 2022
	North America	International	Total
Digital Subscription Revenues	$436,148	$226,520	$662,668
Workshops + Digital Fees	204,115	52,272	256,387
Subscription Revenues, net	$640,263	$278,792	$919,055
Product sales and other, net	87,095	33,685	120,780
Revenues, net	$727,358	$312,477	$1,039,835

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Fiscal Year Ended January 1, 2022
	North America	International	Total
Digital Subscription Revenues	$502,866	$283,697	$786,563
Workshops + Digital Fees	210,076	64,790	274,866
Subscription Revenues, net	$712,942	$348,487	$1,061,429
Product sales and other, net	102,502	47,234	149,736
Revenues, net	$815,444	$395,721	$1,211,165

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of January 1, 2022	$45,855	$28
Net (decrease) increase during the period	(13,699)	332
Balance as of December 31, 2022	$32,156	$360
Net increase (decrease) during the period	1,810	(195)
Balance as of December 30, 2023	$33,966	$165

Revenue recognized from amounts included in current deferred revenue as of December 31, 2022 was $32,156 for the fiscal year ended December 30, 2023. Revenue recognized from amounts included in current deferred revenue as of January 1, 2022 was $45,678 for the fiscal year ended December 31, 2022. The Company’s long-term deferred revenue, which is included in other liabilities on its consolidated balance sheet, represents revenue that will not be recognized during the next 12 months and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third-party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table shows the purchase price allocation for Sequence to the acquired identifiable assets, liabilities assumed and goodwill:

Total consideration:
Cash paid at closing	$64,217
Cash to be paid on April 10, 2024	16,000
Cash to be paid on April 10, 2025 (1)	12,420
Total cash payments		$92,637
Less stock-based compensation expense attributable to post combination vesting		(3,882)

Common shares issued	7,996
Stock price as of April 10, 2023 (2)	$4.12
Total stock issuance purchase price (2)		32,943
Aggregated merger consideration		$121,698

Assets acquired:
Cash	$25,776
Prepaid expenses and other current assets	2,220
Property, plant and equipment	34
Intangible assets	7,222
Total assets acquired		35,252

Liabilities assumed:
Accounts payable	$70
Accrued liabilities	14
Deferred revenue	1,300
Deferred tax liability	1,912
Total liabilities assumed		3,296

Net assets acquired		31,956

Total goodwill		$89,742

(1)
Reflects $16,000 of cash payable on April 10, 2025 as Merger Consideration discounted using the Company's weighted average cost of debt.
(2)
Represents the fair value of the shares transferred to the sellers as Merger Consideration, based on the number of shares to be issued, 7,996, multiplied by the closing price of the Company's ordinary shares on April 10, 2023 of $4.12 per share.

The Acquisition has been accounted for under the purchase method of accounting. The Acquisition resulted in goodwill related to, among other things, expected synergies in operations. The goodwill will not be deductible for tax purposes. The results of operations of Sequence (now operating as WeightWatchers Clinic) have been included in the consolidated operating results of the Company from the Closing Date.

The Company incurred transaction-related costs of $8,605 for the fiscal year ended December 30, 2023. These costs were associated with legal and professional services and were recognized as operating expenses on the consolidated statements of operations.

The Company’s consolidated statements of operations for the fiscal year ended December 30, 2023 included total revenue of $30,542 and net loss of $5,477 from WeightWatchers Clinic.

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

On August 16, 2021, the Company acquired substantially all of the assets of its franchisee for certain territories in Maine, Weight Watchers of Maine, Inc., for a purchase price of $2,250. Payment was in the form of cash ($1,999), cash in reserves ($225), of which $112.5 was paid on August 22, 2022 and $112.5 was paid on August 17, 2023, and assumed net liabilities ($26). The total purchase price was allocated to goodwill ($2,153), customer relationship value ($56) and franchise rights acquired ($41). The goodwill will be deductible for tax purposes.

On March 22, 2021, the Company acquired substantially all of the assets of its Michigan franchisee, The WW Group, Inc., and its Ontario, Canada franchisee, The WW Group Co., as follows:

(a)
The Company acquired substantially all of the assets of The WW Group, Inc., which operated franchises in certain territories in Michigan, for an aggregate purchase price of $17,500. Payment was in the form of cash paid on March 22, 2021 ($8,255), cash paid on July 30, 2021 ($6,450), cash in reserves ($2,300), which was paid in full on October 3, 2022, and assumed net liabilities ($495). The total purchase price was allocated to franchise rights acquired ($16,885), customer relationship value ($408), inventories ($162), property and equipment, net ($41) and other assets ($4); and
(b)
The Company acquired substantially all of the assets of The WW Group Co., which operated franchises in certain territories in Ontario, Canada, for an aggregate purchase price of $3,114. Payment was in the form of cash ($2,605), cash in reserves ($599), which was paid in full on April 3, 2023, and assumed net assets ($90). The total purchase price was allocated to franchise rights acquired ($3,040), customer relationship value ($42), property and equipment, net ($25), inventories ($6) and other assets ($1).

These acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings of the acquired franchises have been included in the consolidated operating results of the Company since the date of acquisition.

7.
Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the fiscal year ended December 30, 2023, the change in the carrying value of franchise rights acquired was due to the effect of exchange rate changes and the impairment of the Northern Ireland unit of account as discussed below.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005, Sequence in 2023 and the Company’s franchised territories. See Note 6 for additional information on the Company’s acquisitions. For the fiscal year ended December 30, 2023, the change in the carrying amount of goodwill was due to the acquisition of Sequence as described in Note 6, the impairments of the Republic of Ireland and Northern Ireland reporting units as discussed below and the effect of exchange rate changes as follows:

	North America	International	Total
Balance as of January 1, 2022	$147,530	$9,844	$157,374
Goodwill acquired during the period	—	5,936	5,936
Goodwill impairment	(1,101)	(2,023)	(3,124)
Effect of exchange rate changes	(2,862)	(1,326)	(4,188)
Balance as of December 31, 2022	$143,567	$12,431	$155,998
Goodwill acquired during the period	89,742	—	89,742
Goodwill impairment	—	(3,586)	(3,586)
Effect of exchange rate changes	916	371	1,287
Balance as of December 30, 2023	$234,225	$9,216	$243,441

Accumulated goodwill impairment loss for the North America segment was $1,101 and $1,101 at December 30, 2023 and December 31, 2022, respectively. Accumulated goodwill impairment loss for the International segment was $24,010 and $20,424 at December 30, 2023 and December 31, 2022, respectively.

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Tests

The Company performed its annual fair value impairment testing of indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, and goodwill for fiscal 2023 and fiscal 2022 on May 7, 2023 and May 8, 2022, respectively.

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

Based on the results of the Company’s May 7, 2023 annual franchise rights acquired impairment analysis performed for all of its units of account, all units, except for New Zealand, had an estimated fair value at least 70% higher than the respective unit’s carrying amount. Collectively, these units of account represented 99.4% of the Company’s franchise rights acquired as of the December 30, 2023 balance sheet date. Based on the results of the Company’s May 7, 2023 annual franchise rights acquired impairment analysis performed for its New Zealand unit of account, which held 0.6% of the Company’s franchise rights acquired as of the December 30, 2023 balance sheet date, the estimated fair value of this unit of account exceeded its carrying value by approximately 20%. Accordingly, a change in the underlying assumptions for the New Zealand unit of account may change the results of the impairment assessment and, as such, could result in an impairment of the franchise rights acquired related to New Zealand, for which the net book value was $2,420 as of December 30, 2023.

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

Based on the results of the Company’s May 7, 2023 annual goodwill impairment analysis performed for all of its reporting units, all units, except for the Republic of Ireland, had an estimated fair value at least 120% higher than the respective unit’s carrying amount. Collectively, these reporting units represented 100.0% of the Company’s goodwill as of the December 30, 2023 balance sheet date, since goodwill for the Republic of Ireland was fully impaired during the fourth quarter of fiscal 2023 as discussed below.

The following are the more significant assumptions utilized in the Company's annual goodwill impairment analyses for fiscal 2023 and fiscal 2022:

	Fiscal 2023	Fiscal 2022
Debt-Free Cumulative Annual Cash Flow Growth Rate	3.9% to 24.9%	1.2% to 20.6%
Discount Rate	10.8%	9.6%

Republic of Ireland and Northern Ireland Goodwill Impairments

With respect to its Republic of Ireland reporting unit, during the fourth quarter of fiscal 2022, the Company made a strategic decision to delay the launch of the Digital business in that country. As a result of this decision, a triggering event occurred which required the Company to perform an interim goodwill impairment analysis. In performing its discounted cash flow analysis, the Company determined that the carrying amount of this reporting unit exceeded its fair value and, as a result, recorded an impairment charge of $2,023. The preponderance of this impairment was driven by a decrease in projected revenues and an increased weighted average cost of capital used in this interim impairment test as compared to the weighted average cost of capital used in the May 8, 2022 annual impairment test of its goodwill, reflecting market factors including higher interest rates and the trading values of the Company's equity and debt.

During the fourth quarter of fiscal 2023, the Company had a shift in future strategic priorities and as a result, a triggering event occurred which required the Company to impair the remaining goodwill balances for the Republic of Ireland and Northern Ireland reporting units, resulting in goodwill impairment charges of $2,383 and $1,203, respectively.

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

In performing the interim franchise rights acquired impairment test as of October 1, 2022, the Company determined that the carrying amounts of its United States, Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States, Canada and New Zealand units of account of $298,291, $13,312 and $1,138, respectively, in the third quarter of fiscal 2022. The preponderance of these impairments was driven by the increased weighted average cost of capital used in this interim impairment test as compared to the weighted average cost of capital used in the May 8, 2022 annual impairment test of its indefinite-lived franchise rights acquired, reflecting market factors including higher interest rates and the trading values of the Company's equity and debt.

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

In performing the interim franchise rights acquired impairment test as of December 31, 2022, the Company determined that the carrying amounts of its United States, Canada, United Kingdom and Australia franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States, Canada, United Kingdom and Australia units of account of $25,739, $19,657 (which comprised the remaining balance of franchise rights acquired for this unit of account), $8,275 and $1,872, respectively, in the fourth quarter of fiscal 2022. These impairments were driven by the increased weighted average cost of capital used in this interim impairment test as compared to the weighted average cost of capital used in the third quarter fiscal 2022 interim impairment test for the United States and Canada units of account and as compared the weighted average cost of capital used in the May 8, 2022 annual impairment test for the United Kingdom and Australia units of account, reflecting market factors including higher interest rates and the trading values of the Company's equity and debt. Additionally, these impairments were driven by the decline in the assumptions used in the hypothetical start-up approach and relief from royalty approach analyses as compared to the assumptions used in the third quarter fiscal 2022 interim impairment test for the United States and Canada units of account and as compared the assumptions used in the May 8, 2022 annual impairment test for the United Kingdom and Australia units of account. The carrying amount of its New Zealand franchise rights acquired with indefinite-lived unit of account did not exceed its respective fair value and, therefore, no impairment existed with respect thereto.

Kurbo Goodwill Impairment

On August 10, 2018, the Company acquired substantially all of the assets of Kurbo Health, Inc., a family-based healthy lifestyle coaching program, for a net purchase price of $3,063, of which $1,101 was allocated to goodwill. The goodwill was deductible annually for tax purposes. The Company determined in the second quarter of fiscal 2022 to exit the business of its wholly-owned subsidiary Kurbo, Inc. (“Kurbo”) in the third quarter of fiscal 2022 as part of its strategic plan. As a result of this determination, the Company recorded an impairment charge of $1,101 in the second quarter of fiscal 2022, which comprised the entire goodwill balance for Kurbo.

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023		December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software and website development costs	$251,410	$195,696	$241,047	$185,857
Trademarks	12,188	12,024	12,162	11,882
Other	13,991	6,661	13,961	6,125
Trademarks and other intangible assets	$277,589	$214,381	$267,170	$203,864
Franchise rights acquired	8,029	5,314	8,164	5,101
Total finite-lived intangible assets	$285,618	$219,695	$275,334	$208,965

During the fourth quarter of fiscal 2023, the Company had a shift in future strategic priorities and as a result, a triggering event occurred which required the Company to impair the remaining franchise rights acquired balance for the Northern Ireland unit of account, resulting in a franchise rights acquired impairment charge of $47.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $42,449, $33,676 and $32,220 for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal 2024	$30,247
Fiscal 2025	$19,783
Fiscal 2026	$7,813
Fiscal 2027	$906
Fiscal 2028	$712
Thereafter	$6,462

8.
Property and Equipment

The carrying values of property and equipment as of December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023	December 31, 2022
Equipment	$31,264	$55,303
Leasehold improvements	42,039	66,860
	$73,303	$122,163
Less: Accumulated depreciation and amortization	(53,562)	(93,934)
	$19,741	$28,229

Depreciation and amortization expense of property and equipment for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $10,022, $10,125 and $16,330, respectively.

9.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	December 30, 2023				December 31, 2022
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	4,712	9,766	9.21%	945,000	5,821	12,064	5.85%
Senior Secured Notes due April 15, 2029	500,000	4,058	—	4.70%	500,000	4,831	—	4.70%
Total	$1,445,000	$8,770	$9,766	7.64%	$1,445,000	$10,652	$12,064	5.45%
Less: Current portion	—				—
Unamortized deferred financing costs	8,770				10,652
Unamortized debt discount	9,766				12,064
Total long-term debt	$1,426,464				$1,422,284

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

As of December 30, 2023, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,841 of availability and $1,159 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of December 30, 2023.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of December 30, 2023, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, and an additional step down to 5.00:1.00 for the period following the first fiscal quarter of 2025. As of December 30, 2023, the Company’s actual Consolidated First Lien Leverage Ratio was 8.49:1.00 and there were no borrowings under its Revolving Credit Facility and total letters of credit issued were $1,159. The Company was not in compliance with the Consolidated First Lien Leverage Ratio as of December 30, 2023, and as a result, the Company is limited to borrowing no more than 35%, or $61,250, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until the Company complies with the applicable ratio.

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

Outstanding Debt

At December 30, 2023, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At December 30, 2023 and December 31, 2022, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 19 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.64% and 5.45% per annum at December 30, 2023 and December 31, 2022, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 6.53% and 5.50% per annum at December 30, 2023 and December 31, 2022, respectively, based on interest rates on these dates.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Maturities

At December 30, 2023, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five fiscal years and thereafter are as follows:

Fiscal 2024	$—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	10,000
Fiscal 2028	935,000
Thereafter	500,000
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

During the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company repurchased no shares of its common stock under this program. As of the end of fiscal 2023, $208,933 remained available to purchase shares of the Company’s common stock under the repurchase program.

11.
Per Share Data

Basic (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted (net loss) earnings per share data for the fiscal years ended:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Numerator:
Net (loss) income	$(112,255)	$(256,868)	$67,125
Denominator:
Weighted average shares of common stock outstanding	76,677	70,321	69,640
Effect of dilutive common stock equivalents	—	—	1,104
Weighted average diluted common shares outstanding	76,677	70,321	70,744
(Net loss) earnings per share
Basic	$(1.46)	$(3.65)	$0.96
Diluted	$(1.46)	$(3.65)	$0.95

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted (net loss) earnings per share was 9,113, 8,540 and 5,270 for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

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

Under the 2014 Plan, grants may take the following forms at the Company’s Board of Directors’ Compensation and Benefits Committee’s (the “Compensation Committee”) discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock and other stock-based awards. As of December 30, 2023, the maximum number of shares of common stock available for grant under the 2014 Plan was 12,500, subject to increase and adjustment as set forth in the 2014 Plan.

Under the 2014 Plan, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors subject to limited exceptions. During the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company granted to members of the Company’s Board of Directors an aggregate of 70, 77 and 29 fully-vested shares, respectively, and recognized compensation expense of $404, $624 and $757, respectively. Commencing during the fiscal year ended December 31, 2022, the above-referenced members of the Company’s Board of Directors could elect to defer receipt of such grants of fully vested shares of the Company’s common stock with respect to their service on the Company’s Board of Directors. Certain members of the Company’s Board of Directors made such an election such that for the fiscal years ended December 30, 2023 and December 31, 2022, the Company granted to those members of its Board of Directors an aggregate of 54 and 27 deferred stock units, respectively, and recognized compensation expense of $373 and $174, respectively. These deferred stock units will be settled on the date of separation from service from the Company's Board of Directors of the applicable member of the Company’s Board of Directors or earlier based on his or her election or upon a change in control of the Company. During the fiscal year ended December 30, 2023, an aggregate of 23 deferred stock units were settled.

In fiscal 2022, as part of an initial equity award, the Company granted stock options to purchase 1,000 shares in the aggregate of its common stock (collectively, the “Inducement Option”) to its new Chief Executive Officer upon commencement of her employment. The Inducement Option vests proportionately over four years on each anniversary of the grant date and expires on the seven-year anniversary of the grant date. While the Inducement Option was granted in reliance on an employment inducement exemption and not awarded pursuant to the 2014 Plan, it is subject to the same terms and conditions of the 2014 Plan.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for share-based compensation awards was $10,715, $12,333 and $21,348 for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The total income tax benefit recognized in the Company’s consolidated statements of operations for all share-based compensation awards was $1,850, $2,603 and $5,175 for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The tax benefits realized from options exercised and RSUs and PSUs vested totaled $1,287, $1,017 and $7,999 for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. No compensation costs were capitalized. As of December 30, 2023, there was $22,177 of total unrecognized compensation cost related to stock options and RSUs granted under the Stock Plans and the Inducement Option. That cost is expected to be recognized over a weighted average period of approximately 1.6 years. Additionally, the Company charged $3,882 of compensation costs against income for share-based compensation expense attributable to post combination vesting in relation to the Sequence acquisition. See Note 6 for additional information on the Company’s acquisitions. Such amounts have been included as a component of selling, general and administrative expenses.

Stock Option Awards with Time-Vesting Criteria

Stock options with time-vesting criteria (“Time-Vesting Options”) are exercisable based on the terms and conditions outlined in the applicable award agreement. Time-Vesting Options outstanding at December 30, 2023, December 31, 2022 and January 1, 2022 vest over a period of three to four years and the expiration term is seven to ten years. Time-Vesting Options outstanding at December 30, 2023, December 31, 2022 and January 1, 2022 have an exercise price between $5.25 and $60.00 per share.

The fair value of each of these option awards is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term takes into consideration option exercise history. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the Time-Vesting Options. The dividend yield is based on the Company’s historic average dividend yield. The Company did not grant any Time-Vesting Options for the fiscal year ended December 30, 2023.

	December 31,	January 1,
	2022	2022
Dividend yield	0.0%	0.0%
Volatility	57.0% - 57.1%	56.7%
Risk-free interest rate	2.36% - 2.86%	1.13%
Expected term (years)	6.0 - 7.0	6.5

Option Activity

A summary of all option activity for the fiscal year ended December 30, 2023 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding at December 31, 2022	7,404	$33.23
Granted	—	$—
Exercised	(98)	$6.69
Cancelled	(355)	$14.35
Outstanding at December 30, 2023	6,951	$34.57	2.7	$1,255
Exercisable at December 30, 2023	5,635	$36.24	2.0	$1,075

The weighted average grant date fair value of all options granted was $3.96 and $15.64 for the fiscal years ended December 31, 2022 and January 1, 2022, respectively. The total intrinsic value of all options exercised was $248, $0 and $18,497 for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Cash received from Time-Vesting Options exercised during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $718, $0 and $4,469, respectively.

Restricted Stock Unit Awards with Time-Vesting Criteria

RSUs are exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of two to four years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the fiscal year ended December 30, 2023 is presented below.

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at December 31, 2022	2,411	$9.09
Granted	2,010	$7.43
Vested	(743)	$10.68
Forfeited	(1,021)	$8.15
Outstanding at December 30, 2023	2,657	$7.75

The weighted average grant date fair value of RSUs granted was $7.43, $6.69 and $24.29 for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The total fair value of RSUs vested during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $7,943, $14,576 and $18,097, respectively.

Performance-Based Stock Unit Awards with Time- and Performance-Vesting Criteria

In fiscal 2023, the Company granted 239 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date. The performance-vesting criteria for these PSUs will be based on a relative total shareholder return performance goal, measuring the Company’s stock price performance against the performance of the Russell 2000 Index from the start of fiscal 2023 through the end of fiscal 2025.

The Company estimated the fair value of the PSUs granted in fiscal 2023 to be $13.80. The Company estimated this fair value using a Monte Carlo simulation that used various assumptions that included expected volatility of 86.2%, a risk-free rate of 3.79%, an expected term of 3.0 years and a dividend yield of 0.00%. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the performance measurement period. The expected term represents the three-year performance measurement period. Compensation expense is recognized ratably over the three-year required service period.

In fiscal 2019, the Company granted 280 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs was satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date. The performance-vesting criteria for these PSUs was not satisfied and 0 PSUs became vested in fiscal 2022 upon the satisfaction of the time-vesting criteria. The Company accrued compensation expense in an amount equal to the outcome upon vesting.

In fiscal 2018, the Company granted 81 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs was satisfied upon continued employment (with limited exceptions) on May 15, 2021. The performance-vesting criteria for these PSUs was not satisfied and 0 PSUs became vested in fiscal 2021 upon the satisfaction of the time-vesting criteria. The Company accrued compensation expense in an amount equal to the outcome upon vesting.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

A summary of PSU activity for the fiscal year ended December 30, 2023 is presented below.

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at December 31, 2022	—	$—
Granted	239	$13.80
Vested	—	$—
Forfeited	(24)	$13.80
Outstanding at December 30, 2023	215	$13.80

The weighted average grant date fair value of PSUs granted was $13.80 during the fiscal year ended December 30, 2023. There were no PSUs vested during the fiscal year ended December 30, 2023. There were no PSUs granted or vested during the fiscal years ended December 31, 2022 and January 1, 2022.

13.
Taxes

Income Taxes

The components of the Company’s consolidated (loss) income before income taxes consist of the following:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Domestic	$(222,260)	$(376,710)	$(27,451)
Foreign	148,628	9,907	104,428
	$(73,632)	$(366,803)	$76,977

The following table summarizes the Company’s consolidated provision for (benefit from) U.S. federal, state and foreign income taxes:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Current:
U.S. federal	$1,330	$12,426	$117
State	1,947	3,446	1,055
Foreign	15,525	20,022	24,245
	$18,802	$35,894	$25,417
Deferred:
U.S. federal	$(12,419)	$(110,611)	$(8,510)
State	4,263	(23,213)	(9,589)
Foreign	27,977	(12,005)	2,534
	$19,821	$(145,829)	$(15,565)
Total provision for (benefit from) income taxes	$38,623	$(109,935)	$9,852

The effective tax rates for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 were (52.5%), 30.0% and 12.8%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

The Company’s effective tax rate for the fiscal year ended December 30, 2023 was impacted by the following items: (i) a $53,626 tax expense due to a valuation allowance and (ii) a $12,172 tax expense related to income earned in foreign jurisdictions at rates higher than the U.S. These expenses were partially offset by (i) a $9,441 tax benefit related to state tax and (ii) a $2,637 tax benefit related to foreign-derived intangible income (“FDII”).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company’s effective tax rate for the fiscal year ended December 31, 2022 was impacted by the following items: (i) a $45,748 tax benefit from a legal entity restructuring in connection with the Organizational Realignment (as defined below), which resulted in a reversal of certain deferred tax liabilities, and (ii) a $4,450 tax benefit related to FDII. These benefits were partially offset by (i) a $27,108 tax expense from a valuation allowance established to offset certain deferred tax assets due to the uncertainty of realizing future tax benefits from its interest expense carryforwards, (ii) a $2,245 tax expense related to income earned in foreign jurisdictions at rates higher than the U.S., and (iii) a $1,732 tax expense related to tax shortfalls from stock compensation.

The Company’s effective tax rate for the fiscal year ended January 1, 2022 was impacted by the following items: (i) a $6,347 tax benefit related to a decrease in the applicable state tax rate on certain deferred income, (ii) a $3,548 tax benefit related to tax windfalls from stock compensation, and (iii) a $1,560 tax benefit due to the reversal of a valuation allowance related to certain non-U.S. net operating losses that are now expected to be realized. These benefits were partially offset by $6,888 of tax expense related to income earned in foreign jurisdictions at rates higher than the U.S.

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	12.8%	3.8%	(1.8%)
Research and development credit	3.0%	0.4%	(1.8%)
Tax windfall/shortfall on share-based awards	(0.9%)	(0.5%)	(4.6%)
Reserves for uncertain tax positions	0.0%	0.0%	0.2%
Tax rate changes	(0.1%)	0.3%	(8.1%)
Executive compensation limitation	(1.4%)	(0.2%)	1.8%
FDII	3.6%	1.2%	0.0%
Change in valuation allowance	(72.8%)	(7.1%)	(2.0%)
Impact of foreign operations	(16.5%)	(1.6%)	8.9%
Reversal of certain deferred tax liabilities	0.0%	12.5%	0.0%
Nondeductible costs	(1.3%)	0.0%	0.0%
Other	0.1%	0.2%	(0.8%)
Total effective tax rate	(52.5%)	30.0%	12.8%

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	December 30, 2023	December 31, 2022
Interest expense disallowance	$76,350	$54,259
Operating lease liabilities	16,174	22,076
Operating loss carryforwards	12,446	10,102
Provision for estimated expenses	3,657	2,815
Salaries and wages	13,489	10,282
Share-based compensation	14,920	15,190
Other comprehensive income	3,833	1,841
Other	4,287	4,211
Less: valuation allowance	(89,801)	(35,818)
Total deferred tax assets	$55,355	$84,958
Goodwill and intangible assets	$(47,323)	$(54,588)
Operating lease assets	(13,285)	(19,270)
Depreciation	(12,749)	(13,498)
Termination fee	(3,408)	—
Prepaid expenses	(900)	(440)
Total deferred tax liabilities	$(77,665)	$(87,796)
Net deferred tax liabilities	$(22,310)	$(2,838)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As of December 30, 2023 and December 31, 2022, the Company had primarily foreign and state net operating loss carryforwards of approximately $107,415 and $82,184, respectively, some of which have an unlimited carryforward period, while others expire in various years beginning in fiscal 2024. The Company maintains a full valuation allowance on its state and certain foreign net operating loss carryforwards as it is deemed more likely than not that such losses will not be realized. In fiscal 2022, the Company established a $27,108 valuation allowance on its business interest expense carryforwards. As of December 30, 2023, the Company increased the valuation allowance on its business interest expense carryforwards by $20,268 and established a $30,331 valuation allowance on its remaining U.S. deferred tax assets.

The Company does not assert its $91,792 of undistributed foreign earnings as of December 30, 2023 are permanently reinvested. The Company has considered whether there would be any potential future costs of not asserting indefinite reinvestment and does not expect such costs to be significant.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Balance at beginning of year	$611	$1,055	$851
Increases related to tax positions taken in current year	—	145	196
Increases related to tax positions taken in prior years	9	8	260
Reductions related to tax positions taken in prior years	(9)	(95)	(199)
Reductions related to settlements with tax authorities	—	(273)	—
Reductions related to lapse of statutes of limitations	—	(206)	—
Effects of foreign currency translation	2	(23)	(53)
Balance at end of year	$613	$611	$1,055

At December 30, 2023, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $509.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At December 30, 2023, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years prior to 2020, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2017.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $83 and $83 of accrued interest and penalties at December 30, 2023 and December 31, 2022, respectively. The Company recognized $0, $(60) and $54 of income tax expense in interest and penalties during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. It is reasonably possible that within the next twelve months the Company’s unrecognized tax benefits could change due to the resolution of open tax matters, which would reduce unrecognized tax benefits by $126.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

14.
Employee Benefit Plans

The Company sponsors the WW Savings Plan (the “Savings Plan”) for salaried and certain hourly U.S. employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 50% of the employee’s tax deferred contributions up to 6% of an employee’s eligible compensation for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022. Expense related to these contributions for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $3,227, $2,564 and $3,136, respectively.

The Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also makes profit sharing contributions for all full-time salaried U.S. employees who are eligible to participate in the Savings Plan (except for certain personnel above a determined compensation level). The profit sharing contribution is a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also has a discretionary supplemental profit sharing employer contribution component that is determined annually by the Compensation Committee. Effective as of March 6, 2022, the Company suspended profit sharing contributions. Expense related to these contributions for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $0, $179 and $1,342, respectively.

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

The EPSP is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Effective as of March 6, 2022, although the Company suspended EPSP contributions, EPSP balances continue to accrue interest. Expense related to this commitment for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $1,005, $929 and $3,975, respectively.

15.
Cash Flow Information

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Net cash paid during the year for:
Interest	$91,614	$76,216	$79,374
Income taxes (1)	$30,908	$25,815	$41,377
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with acquisitions	$7,256	$240	$20,032
Capital expenditures and capitalized software included in accounts payable and accrued expenses	$802	$1,466	$1,835
Common stock issued in connection with acquisition of Sequence	$32,943	$—	$—

(1)
Fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 include tax refunds received of $7,054, $5,109 and $1,077, respectively.

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

Commitments

Minimum commitments under non-cancelable purchase obligations at December 30, 2023 were $26,674, of which $12,948 is due in fiscal 2024, $9,483 is due in fiscal 2025, $1,981 is due in fiscal 2026, $1,696 is due in fiscal 2027, and the remaining $566 is due in fiscal 2028. See Note 4 for disclosures related to minimum commitments under lease obligations, primarily for the Company’s studios and corporate offices.

17.
Segment and Geographic Data

As previously disclosed, effective the first day of fiscal 2023 (i.e., January 1, 2023), the Company realigned its organizational structure and resources to more closely align with its strategic priorities and centralized the global management of certain functions and systems. As a result of the change in its organizational structure, in fiscal 2023 the Company had two reportable segments, consisting of North America and International, for the purpose of making operational and resource decisions and assessing financial performance. “North America” refers to the Company’s North American Company-owned operations and franchise revenues and related costs; and “International” refers to the Company’s Continental Europe Company-owned operations, United Kingdom Company-owned operations, and Australia, New Zealand and emerging markets operations. These reportable segments continued to provide similar services and products. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results. Segment information for the fiscal years ended December 31, 2022 and January 1, 2022 presented below has been updated to reflect the fiscal 2023 reportable segment structure.

Information about the Company’s reportable segments is as follows:

	Total Revenues, net
	for the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
North America	$638,196	$727,358	$815,444
International	251,355	312,477	395,721
Total revenues, net	$889,551	$1,039,835	$1,211,165

	Net (Loss) Income
	for the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Segment operating income (loss):
North America	$104,539	$(220,018)	$218,569
International	71,664	83,330	130,622
Total segment operating income (loss)	$176,203	$(136,688)	$349,191
General corporate expenses	153,870	147,283	152,595
Interest expense	95,893	81,141	87,909
Other expense, net	72	1,691	1,358
Early extinguishment of debt	—	—	30,352
Provision for (benefit from) income taxes	38,623	(109,935)	9,852
Net (loss) income	$(112,255)	$(256,868)	$67,125

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Depreciation and Amortization
	for the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
North America	$32,101	$32,521	$39,270
International	1,005	1,660	2,671
Total segment depreciation and amortization	$33,106	$34,181	$41,941
General corporate depreciation and amortization	24,383	14,638	12,745
Depreciation and amortization	$57,489	$48,819	$54,686

The following tables present information about the Company’s revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of U.S. export sales.

	Total Revenues, net for the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
United States	$604,441	$682,428	$760,384
Germany	97,085	116,452	147,273
Other	188,025	240,955	303,508
	$889,551	$1,039,835	$1,211,165

	Long-Lived Assets (1)
	December 30, 2023	December 31, 2022
United States	$18,171	$24,417
Germany	418	459
Other	1,152	3,353
	$19,741	$28,229

(1)
Amounts include finance lease assets

	Operating Lease Assets
	December 30, 2023	December 31, 2022
United States	$48,870	$68,062
Germany	446	702
Other	2,956	6,932
	$52,272	$75,696

Effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, the Company’s reporting segments changed to one segment based on total revenue for the purpose of making operational and resource decisions and assessing financial performance. The segment information presented in these financial statements does not reflect this change in reportable segments as the change did not take effect internally until the Company’s first quarter of fiscal 2024. The Company will begin reporting segment information based on the new segment in its Quarterly Report on Form 10-Q for the first quarter of fiscal 2024.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of December 30, 2023 and December 31, 2022. Since there were no outstanding borrowings under the Revolving Credit Facility as of December 30, 2023 and December 31, 2022, the fair value approximated a carrying value of $0 at both December 30, 2023 and December 31, 2022.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of December 30, 2023 and December 31, 2022, the fair value of the Company’s long-term debt was approximately $996,429 and $782,384, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,426,464 and $1,422,284, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing Term SOFR interest rate and Term SOFR yield curve rates and include consideration of counterparty credit risk. See Note 19 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap current asset at December 30, 2023	$3,555	$—	$3,555	$—
Interest rate swap current asset at December 31, 2022	$11,748	$—	$11,748	$—
Interest rate swap noncurrent asset at December 31, 2022	$2,450	$—	$2,450	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the fiscal years ended December 30, 2023 and December 31, 2022.

19.
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

As of December 30, 2023 and December 31, 2022, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

On June 11, 2018, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2018 swap”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap was $500,000. During the term of this swap, the notional amount decreased from $500,000 effective April 2, 2020 to $250,000 on March 31, 2021. Following the transition from LIBOR to Term SOFR, this interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1513%. On June 7, 2019, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2019 swap”, and together with the 2018 swap, the “current swaps”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap is $250,000. Following the transition from LIBOR to Term SOFR, this interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.9645%. The current swaps qualify for hedge accounting and, therefore, changes in the fair value of the current swaps have been recorded in accumulated other comprehensive loss.

As of December 30, 2023, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $2,716 ($3,474 before taxes). As of December 31, 2022, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $10,723 ($14,146 before taxes).

The following table presents the aggregate fair value of the Company’s derivative financial instruments by balance sheet classification and location:

			Fair Value
	Balance Sheet Classification	Balance Sheet Location	December 30, 2023	December 31, 2022
Assets:
Interest rate swaps - current swaps	Current asset	Prepaid expenses and other current assets	$3,555	$11,748
Interest rate swaps - current swaps	Noncurrent asset	Other noncurrent assets	—	2,450
Total assets			$3,555	$14,198

The Company is hedging forecasted transactions for periods not exceeding the next year. The Company expects approximately $2,716 ($3,474 before taxes) of net derivative gains included in accumulated other comprehensive loss at December 30, 2023, based on current market rates, will be reclassified into earnings within the next 12 months.

20.
Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Fiscal Year Ended December 30, 2023
	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 31, 2022	$10,723	$(16,193)	$(5,470)
Other comprehensive income before reclassifications, net of tax	1,731	2,177	3,908
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(9,738)	—	(9,738)
Net current period other comprehensive (loss) income	$(8,007)	$2,177	$(5,830)
Ending balance at December 30, 2023	$2,716	$(14,016)	$(11,300)

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

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Income is Presented
Gain (Loss) on Qualifying Hedges
Interest rate contracts	$12,980	$(3,090)	$(10,271)	Interest expense
	12,980	(3,090)	(10,271)	(Loss) income before income taxes
	(3,242)	774	2,587	Provision for (benefit from) income taxes
	$9,738	$(2,316)	$(7,684)	Net (loss) income

(1)
Amounts in parentheses indicate debits to profit/loss

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

21.
Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The new guidance should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 also improves the effectiveness and comparability of income tax disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. The effective date of the new guidance for public companies is for annual periods beginning after December 15, 2024. Early adoption is permitted. The new guidance should be applied prospectively, although retrospective application is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

The Company has determined that other recently issued accounting pronouncements are not expected to have a material impact on its consolidated financial statements.

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $574, $861 and $918 for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively, which services included advertising, production and related fees.

The Company had no outstanding payables to parties related to Ms. Winfrey at December 30, 2023 and December 31, 2022.

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

The Company has committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). Refer to the tables below for the total restructuring charges under the 2023 Plan recorded for the fiscal years ended December 30, 2023 and December 31, 2022. The cumulative amount incurred as of December 30, 2023 related to the aggregate 2023 Plan is $67,351. The Company currently does not expect to record additional restructuring charges in connection with the 2023 Plan in fiscal 2024.

The Organizational Restructuring has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide. A significant portion of these charges were recorded in the fourth quarter of fiscal 2022 at the time management resolved to undertake the Organizational Restructuring. Refer to the tables below for the employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan recorded for the fiscal years ended December 30, 2023 and December 31, 2022. The cumulative amount incurred as of December 30, 2023 related to the aggregate employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan is $38,737.

Refer to the tables below for the lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan recorded for the fiscal years ended December 30, 2023 and December 31, 2022, as applicable. The cumulative amount incurred as of December 30, 2023 related to the aggregate lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan is $12,924 and $7,476, respectively.

Refer to the tables below for the other cash restructuring charges and other non-cash restructuring charges under the 2023 Plan recorded for the fiscal year ended December 30, 2023. The cumulative amount incurred as of December 30, 2023 related to the aggregate other cash restructuring charges and total non-cash restructuring charges under the 2023 Plan is $1,577 and $6,637, respectively.

For the fiscal year ended December 30, 2023, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

Fiscal Year Ended
December 30, 2023
Cash restructuring charges:
Real Estate Restructuring - Lease termination costs	$12,924
Real Estate Restructuring - Employee termination benefit costs	5,678
Organizational Restructuring - Employee termination benefit costs	26,927
Other cash restructuring charges	1,577
Total cash restructuring charges	$47,106
Non-cash restructuring charges:
Accelerated depreciation and amortization charges	$6,831
Other non-cash restructuring charges	(194)
Total non-cash restructuring charges	$6,637
Total restructuring charges	$53,743

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the fiscal year ended December 30, 2023, restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

Fiscal Year Ended
December 30, 2023
Cost of revenues	$21,116
Selling, general and administrative expenses	32,627
Total restructuring charges	$53,743

For the fiscal year ended December 31, 2022, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

Fiscal Year Ended
December 31, 2022
Cash restructuring charges:
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

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Real Estate Restructuring -	Real Estate Restructuring -	Organizational Restructuring -
	Lease termination costs	Employee termination benefit costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of December 31, 2022	$—	$1,798	$11,810	$—	$13,608
Charges	12,924	5,678	26,927	1,577	47,106
Payments	(12,768)	(4,813)	(15,142)	(1,233)	(33,956)
Balance as of December 30, 2023	$156	$2,663	$23,595	$344	$26,758

The Company expects the remaining lease termination liability related to the Real Estate Restructuring, the remaining employee termination benefit liability related to the Real Estate Restructuring, the remaining employee termination benefit liability related to the Organizational Restructuring and other cash restructuring charges to be paid in full by the end of fiscal 2025.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

2022 Plan

As previously disclosed, in the second quarter of fiscal 2022, the Company committed to a restructuring plan consisting of (i) an organizational realignment to simplify the Company’s corporate structure and reduce associated costs (the “Organizational Realignment”) and (ii) a continued rationalization of its real estate portfolio resulting in the termination of certain of the Company’s operating leases (together with the Organizational Realignment, the “2022 Plan”). The Organizational Realignment has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. Refer to the tables below for the total restructuring charges under the 2022 Plan recorded for the fiscal year ended December 31, 2022. The cumulative amount incurred as of December 30, 2023 related to the aggregate 2022 Plan is $28,316.

For the fiscal year ended December 31, 2022, the components of the Company’s restructuring charges for the 2022 Plan were as follows:

Fiscal Year Ended
December 31, 2022
Cash restructuring charges:
Lease termination costs	$2,424
Employee termination benefit costs	19,170
Other cash restructuring charges	995
Total cash restructuring charges	$22,589
Non-cash restructuring charges:
Lease impairments	$2,680
Accelerated depreciation and amortization charges	1,453
Other non-cash restructuring charges	459
Total non-cash restructuring charges	$4,592
Total restructuring charges	$27,181

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

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Lease termination costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of January 1, 2022	$—	$—	$—	$—
Charges	2,424	19,170	995	22,589
Payments	(1,877)	(10,909)	—	(12,786)
Balance as of December 31, 2022	$547	$8,261	$995	$9,803
Payments	(122)	(8,880)	(995)	(9,997)
Change in estimate	(425)	1,560	—	1,135
Balance as of December 30, 2023	$—	$941	$—	$941

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As of December 30, 2023, the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2024.

2021 Plan

As previously disclosed, in the first quarter of fiscal 2021, as the Company continued to evaluate its cost structure, anticipate consumer demand and focus on costs, the Company committed to a plan which has resulted in the termination of operating leases and elimination of certain positions worldwide. Refer to the tables below for the total restructuring charges under the 2021 Plan recorded for the fiscal years ended December 31, 2022 and January 1, 2022. The cumulative amount incurred as of December 30, 2023 related to the aggregate 2021 Plan is $21,227.

For the fiscal year ended January 1, 2022, the components of the Company’s restructuring charges were as follows:

Fiscal Year Ended
January 1, 2022
Cash restructuring charges:
Lease termination costs	$9,004
Employee termination benefit costs	8,846
Total cash restructuring charges	$17,850
Non-cash restructuring charges:
Accelerated depreciation and amortization charges	$3,067
Other non-cash restructuring charges	617
Total non-cash restructuring charges	$3,684
Total restructuring charges	$21,534

For the fiscal year ended January 1, 2022, restructuring charges were recorded in the Company’s consolidated statements of operations as follows:

Fiscal Year Ended
January 1, 2022
Cost of revenues	$16,727
Selling, general and administrative expenses	4,807
Total restructuring charges	$21,534

All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Lease termination costs	Employee termination benefit costs	Total
Balance as of January 2, 2021	$—	$—	$—
Charges	9,004	8,846	17,850
Payments	(7,640)	(4,802)	(12,442)
Change in estimate	(3)	—	(3)
Balance as of January 1, 2022	$1,361	$4,044	$5,405
Charges	97	148	245
Payments	(777)	(3,814)	(4,591)
Change in estimate	(681)	72	(609)
Balance as of December 31, 2022	$—	$450	$450
Payments	—	(507)	(507)
Change in estimate	—	57	57
Balance as of December 30, 2023	$—	$—	$—

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

2020 Plan

As previously disclosed, in the second quarter of fiscal 2020, in connection with its cost-savings initiative, and its continued response to the COVID-19 pandemic and the related shift in market conditions, the Company committed to a plan of reduction in force which has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. To adjust to anticipated consumer demand, the Company evolved its workshop strategy and expanded its restructuring plan to include lease termination and other related costs. Refer to the tables below for the total restructuring charges under the 2020 Plan recorded for the fiscal year ended January 2, 2021. The cumulative amount incurred as of December 30, 2023 related to the aggregate 2020 Plan is $30,729.

For the fiscal year ended January 2, 2021, the components of the Company’s restructuring charges were as follows:

Fiscal Year Ended
January 2, 2021
Cash restructuring charges:
Lease termination costs	$5,966
Employee termination benefit costs	25,103
Total cash restructuring charges	$31,069
Non-cash restructuring charges:
Accelerated depreciation and amortization charges	$677
Other non-cash restructuring charges	1,346
Total non-cash restructuring charges	$2,023
Total restructuring charges	$33,092

For the fiscal year ended January 2, 2021, restructuring charges were recorded in the Company’s consolidated statements of operations as follows:

Fiscal Year Ended
January 2, 2021
Cost of revenues	$23,300
Selling, general and administrative expenses	9,792
Total restructuring charges	$33,092

All expenses were recorded to general corporate expenses and, therefore, there was no impact to the segments.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Lease termination costs	Employee termination benefit costs	Total
Balance as of December 28, 2019	$—	$—	$—
Charges	5,966	25,103	31,069
Payments	(645)	(15,434)	(16,079)
Change in estimate	—	180	180
Balance as of January 2, 2021	$5,321	$9,849	$15,170
Payments	(4,649)	(6,773)	(11,422)
Change in estimate	(470)	(1,136)	(1,606)
Balance as of January 1, 2022	$202	$1,940	$2,142
Payments	(86)	(1,202)	(1,288)
Change in estimate	(116)	(621)	(737)
Balance as of December 31, 2022	$—	$117	$117
Payments	—	(97)	(97)
Change in estimate	—	(20)	(20)
Balance as of December 30, 2023	$—	$—	$—

24.
Revision of Previously Issued Financial Statements

As previously disclosed, after the three months ended September 30, 2023, the Company identified misstatements in its accounting for income taxes resulting primarily from the recording of a U.S. deferred tax liability related to a foreign branch of the U.S., partially offset by a U.S. deferred tax asset related to its U.S. leases, that should have been recorded in prior fiscal years. The Company concluded that these misstatements were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements, and is revising its previously issued consolidated financial statements to correct for these misstatements. In connection with such revisions, the Company is also correcting for other previously identified immaterial misstatements that were previously corrected as out-of-period adjustments during the fiscal year ended December 31, 2022.

Due to these misstatements, which originated prior to fiscal 2023, the opening retained earnings balance as of January 1, 2023 was overstated by $5,465 due to the net impact of the income tax misstatement of $1,965 and other previously identified misstatements of $3,500. Such previously identified misstatements were previously corrected through out-of-period adjustments and included income tax misstatements related to the reversal of (i) a basis difference related to goodwill and other intangibles and (ii) a U.S. federal income tax receivable, in addition to the release of a brand marketing accrual that should have been released in a prior year. Additionally, the Company is revising the consolidated statement of operations for the fiscal year ended January 1, 2022 to correct for the immaterial application of an incorrect commission rate resulting in an overstatement of both revenue and cost of subscription revenues of $1,610.

The revisions to the accompanying audited consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive (loss) income and consolidated statement of cash flows as of and for the fiscal year ended December 31, 2022 are presented below. There were no changes to the consolidated statement of changes in total deficit that have not otherwise been reflected in the consolidated balance sheet, consolidated statement of operations and consolidated statement of comprehensive (loss) income as detailed in the tables below.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	At December 31, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED BALANCE SHEET
Deferred income taxes	$23,119	$1,965	$25,084
Total Liabilities	$1,712,245	$1,965	$1,714,210
Retained earnings	$2,418,959	$(1,965)	$2,416,994
Total Deficit	$(683,815)	$(1,965)	$(685,780)

	Fiscal Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF OPERATIONS
Product sales and other, net	$121,801	$(1,021)	$120,780
Revenues, net	$1,040,856	$(1,021)	$1,039,835
Gross profit	$622,400	$(1,021)	$621,379
Operating loss	$(282,950)	$(1,021)	$(283,971)
Loss before income taxes	$(365,782)	$(1,021)	$(366,803)
Benefit from income taxes	$(114,379)	$4,444	$(109,935)
Net loss	$(251,403)	$(5,465)	$(256,868)
Net loss per share
Basic	$(3.58)	$(0.08)	$(3.65)
Diluted	$(3.58)	$(0.08)	$(3.65)

	Fiscal Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
Net loss	$(251,403)	$(5,465)	$(256,868)
Comprehensive loss	$(238,269)	$(5,465)	$(243,734)

	Fiscal Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF CASH FLOWS
Net loss	$(251,403)	$(5,465)	$(256,868)
Adjustments to reconcile net loss to cash provided by operating activities:
Deferred tax benefit	$(150,994)	$5,165	$(145,829)
Changes in cash due to:
Prepaid expenses	$9,599	$(721)	$8,878
Accrued liabilities	$19,904	$1,021	$20,925
Cash provided by operating activities	$76,646	$—	$76,646

The revisions to the accompanying audited consolidated statement of operations, consolidated statement of comprehensive (loss) income and consolidated statement of cash flows for the fiscal year ended January 1, 2022 are presented below. There were no changes to the consolidated statement of changes in total deficit that have not otherwise been reflected in the consolidated statement of operations and consolidated statement of comprehensive (loss) income as detailed in the tables below.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Fiscal Year Ended January 1, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF OPERATIONS
Subscription revenues, net	$1,063,039	$(1,610)	$1,061,429
Product sales and other, net	$149,424	$312	$149,736
Revenues, net	$1,212,463	$(1,298)	$1,211,165
Cost of subscription revenues	$370,064	$(1,610)	$368,454
Cost of revenues	$486,108	$(1,610)	$484,498
Gross profit	$726,355	$312	$726,667
Operating income	$196,284	$312	$196,596
Income before income taxes	$76,665	$312	$76,977
Provision for income taxes	$9,773	$79	$9,852
Net income	$66,892	$233	$67,125
Earnings per share
Basic	$0.96	$0.00	$0.96
Diluted	$0.95	$0.00	$0.95

	Fiscal Year Ended January 1, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
Net income	$66,892	$233	$67,125
Comprehensive income	$73,437	$233	$73,670

	Fiscal Year Ended January 1, 2022
	As Previously Reported	Adjustments	As Revised
CONSOLIDATED STATEMENT OF CASH FLOWS
Net income	$66,892	$233	$67,125
Changes in cash due to:
Accrued liabilities	$1,272	$(312)	$960
Income taxes	$(7,014)	$79	$(6,935)
Cash provided by operating activities	$157,281	$—	$157,281

25.
Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended December 30, 2023 and December 31, 2022.

	For the Fiscal Quarters Ended
	April 1,	July 1,	September 30,	December 30,
	2023	2023	2023	2023
Fiscal year ended December 30, 2023
Revenues, net	$241,895	$226,830	$214,871	$205,955
Gross profit	$119,511	$143,180	$141,755	$124,857
Operating (loss) income	$(28,583)	$26,317	$30,607	$(6,008)
Provision for (benefit from) income taxes	$67,580	$(48,066)	$(38,447)	$57,556
Net (loss) income	$(118,679)	$50,828	$43,731	$(88,135)
Basic (net loss) earnings per share	$(1.68)	$0.65	$0.55	$(1.11)
Diluted (net loss) earnings per share	$(1.68)	$0.65	$0.54	$(1.11)

Basic and diluted (net loss) earnings per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly amounts may not agree to the total for the year.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As discussed in Note 23, the Company recorded restructuring charges of $22,660, $2,650, $5,975 and $23,629 during the first, second, third and fourth quarters of fiscal 2023, respectively, in connection with employee termination benefit costs, lease termination costs and other restructuring charges associated with its previously disclosed plans to restructure its organization.

As discussed in Note 6, the Company incurred transaction-related costs in connection with its acquisition of Sequence of $3,719 in the first quarter of fiscal 2023 and $4,886 in the second quarter of fiscal 2023.

As discussed in Note 7, in the fourth quarter of fiscal 2023, the Company recorded goodwill impairment charges related to its Republic of Ireland and Northern Ireland reporting units of $2,383 and $1,203, respectively, and a franchise rights acquired impairment charge related to its Northern Ireland unit of account of $47.

	For the Fiscal Quarters Ended
	April 2,	July 2,	October 1,	December 31,
	2022	2022	2022	2022
Fiscal year ended December 31, 2022
Revenues, net	$297,761	$269,454	$249,718	$222,902
Gross profit	$180,098	$162,962	$152,351	$125,968
Operating income (loss)	$8,970	$13,366	$(254,529)	$(51,778)
Benefit from income taxes	$(1,796)	$(701)	$(70,748)	$(36,690)
Net loss	$(8,249)	$(6,801)	$(206,037)	$(35,781)
Basic net loss per share	$(0.12)	$(0.10)	$(2.93)	$(0.51)
Diluted net loss per share	$(0.12)	$(0.10)	$(2.93)	$(0.51)

Basic and diluted net loss per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly amounts may not agree to the total for the year.

As discussed in Note 7, in the second quarter of fiscal 2022, the Company recorded franchise rights acquired impairment charges related to its Canada and New Zealand units of account of $24,485 and $834, respectively, and a goodwill impairment charge related to Kurbo of $1,101; in the third quarter of fiscal 2022, the Company recorded franchise rights acquired impairment charges related to its United States, Canada and New Zealand units of account of $298,291, $13,312 and $1,138, respectively; and in the fourth quarter of fiscal 2022, the Company recorded franchise rights acquired impairment charges related to its United States, Canada, United Kingdom and Australia units of account of $25,739, $19,657, $8,275 and $1,872, respectively, and a goodwill impairment charge related to its Republic of Ireland reporting unit of $2,023.

As discussed in Note 23, the Company recorded restructuring charges of $149, $18,550, $3,660 and $17,352 during the first, second, third and fourth quarters of fiscal 2022, respectively, in connection with employee termination benefit costs, lease termination costs and other restructuring charges associated with its previously disclosed plans to restructure its organization.

As discussed in Note 24, the Company revised previously issued financial statements primarily due to misstatements in its accounting for income taxes and other previously identified immaterial misstatements that were previously corrected as out-of-period adjustments. As a result, in the first quarter of fiscal 2022, the Company decreased benefit from income taxes by $6, increased net loss by $6 and there was no impact on basic and diluted net loss per share; in the second quarter of fiscal 2022, the Company decreased benefit from income taxes by $2,178, increased net loss by $2,178 and increased basic and diluted net loss per share by $0.03; in the third quarter of fiscal 2022, the Company decreased benefit from income taxes by $1, increased net loss by $1 and there was no impact on basic and diluted net loss per share; and in the fourth quarter of fiscal 2022, the Company decreased revenues, net by $1,021, decreased gross profit by $1,021, increased operating loss by $1,021, decreased benefit from income taxes by $2,259, increased net loss by $3,280 and increased basic and diluted net loss per share by $0.05.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other	Deductions	End
	of Period	Expenses	Accounts	(1)	of Period
FISCAL YEAR ENDED DECEMBER 30, 2023
Allowance for credit losses	$976	$1,306	$—	$(1,241)	$1,041
Inventory and other reserves	$6,468	$7,350	$—	$(4,930)	$8,888
Tax valuation allowance	$35,818	$53,946	$110	$(73)	$89,801

FISCAL YEAR ENDED DECEMBER 31, 2022
Allowance for credit losses	$1,726	$(460)	$—	$(290)	$976
Inventory and other reserves	$7,141	$6,796	$—	$(7,469)	$6,468
Tax valuation allowance	$10,083	$27,871	$(143)	$(1,993)	$35,818

FISCAL YEAR ENDED JANUARY 1, 2022
Allowance for credit losses	$2,298	$(214)	$—	$(358)	$1,726
Inventory and other reserves	$10,239	$7,657	$—	$(10,755)	$7,141
Tax valuation allowance	$7,190	$1,266	$4,437	$(2,810)	$10,083

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

**10.1

Credit Agreement, dated as of April 13, 2021, among WW International, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and issuing bank (the “Credit Agreement”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 13, 2021 (File No. 001-16769), and incorporated herein by reference).

**10.2

Amendment No. 1, dated as of June 2, 2023, in respect of the Credit Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, as filed on August 3, 2023 (File No. 001-16769), and incorporated herein by reference).

**10.3

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

Exhibit Number	Description
**10.6

Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

**10.7

Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.8

Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

†**10.9

Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008 (File No. 001-16769), and incorporated herein by reference).

†**10.10

Third Amended and Restated WW International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 12, 2021 (File No. 001-16769), and incorporated herein by reference).

†**10.11

2018 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, as filed on August 7, 2018 (File No. 001-16769), and incorporated herein by reference).

†**10.12

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

†**10.16

2023 Form of Term Sheet for Employee Performance Stock Unit Awards and 2023 Form of Terms and Conditions for Employee Performance Stock Unit Awards (Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, as filed on August 3, 2023 (File No. 001-16769), and incorporated herein by reference).

†**10.17

2023 Form of Term Sheet for Employee Performance Stock Unit Awards and 2023 Form of Terms and Conditions for Employee Performance Stock Unit Awards (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, as filed on August 3, 2023 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.18

Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, as filed on August 3, 2023 (File No. 001-16769), and incorporated herein by reference).

†**10.19

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

†**10.22

Employment Agreement, dated as of February 23, 2022, by and between WW International, Inc. and Sima Sistani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**10.23

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

†*10.25	Separation Agreement and General Release, dated November 28, 2023, by and between WW International, Inc. and Michael F. Colosi.

†**10.26

Offer Letter, dated July 29, 2014, by and between Weight Watchers International, Inc. and Michael Lysaght (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed on February 25, 2021 (File No. 001-16769), and incorporated herein by reference).

†**10.27

Letter Agreement, dated September 7, 2016, by and between Weight Watchers International, Inc. and Michael Lysaght (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed on February 25, 2021 (File No. 001-16769), and incorporated herein by reference).

†**10.28

Letter Agreement, dated August 7, 2019, by and between WW International, Inc. and Michael Lysaght (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021, as filed on February 25, 2021 (File No. 001-16769), and incorporated herein by reference).

†**10.29

Separation Agreement and General Release, dated April 12, 2023, by and between WW International, Inc. and Michael Lysaght (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, as filed on August 3, 2023 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.30

Employment Agreement, dated May 1, 2023, by and between WW Canada, ULC and Heather Stark (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 4, 2023 (File No. 001-16769), and incorporated herein by reference).

†**10.31

Letter Agreement, dated July 14, 2022, by and between WW International, Inc. and Amanda Tolleson (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed on March 6, 2023 (File No. 001-16769), and incorporated herein by reference).

†*10.32	Employment Agreement, dated as of April 11, 2023, by and between WW (Switzerland) SA and Pierre-Olivier Latour.

**10.33

Share Purchase Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (“Share Purchase Agreement”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

**10.34

Amendment to Share Purchase Agreement, dated as of December 15, 2019, between WW International, Inc. and Oprah Winfrey (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on December 16, 2019 (File No. 001-16769), and incorporated herein by reference).

†**10.35

Option Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

**10.36

Strategic Collaboration Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (“Strategic Collaboration Agreement”) (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

**10.37

First Amendment of Strategic Collaboration Agreement, dated as of December 15, 2019, between WW International, Inc. and Oprah Winfrey (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 16, 2019 (File No. 001-16769), and incorporated herein by reference).

†**10.38

Option Agreement, dated December 15, 2019, between WW International, Inc. and Oprah Winfrey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on December 16, 2019 (File No. 001-16769), and incorporated herein by reference).

*21.1	Subsidiaries of WW International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by Sima Sistani, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Heather Stark, Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	WW International, Inc. Incentive Compensation Clawback Policy (as adopted on November 2, 2023 pursuant to Nasdaq Rule 5608).

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

Exhibit Number	Description
*Exhibit 104	The cover page from WW International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

† Represents a management arrangement or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: February 28, 2024	By:	/S/ SIMA SISTANI
Sima Sistani
Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2024	By:	/S/ SIMA SISTANI
Sima Sistani
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 28, 2024	By:	/S/ HEATHER STARK
Heather Stark
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2024	By:	/S/ NICOLE HAAG
Nicole Haag
Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)

Date: February 28, 2024	By:	/S/ THILO SEMMELBAUER
Thilo Semmelbauer
Director

Date: February 28, 2024	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: February 28, 2024	By:	/S/ JULIE BORNSTEIN
Julie Bornstein
Director

Date: February 28, 2024	By:	/S/ TRACEY D. BROWN
Tracey D. Brown
Director

Date: February 28, 2024	By:	/S/ TARA COMONTE
Tara Comonte
Director

Date: February 28, 2024	By:	/S/ DENIS F. KELLY
Denis F. Kelly
Director

Date: February 28, 2024	By:	/S/ JULIE RICE
Julie Rice
Director

Date: February 28, 2024	By:	/S/ WILLIAM H. SHRANK
William H. Shrank
Director

Date: February 28, 2024	By:	/S/ OPRAH WINFREY
Oprah Winfrey
Director