Form 10-Q
period 2024-03-30
WW INTERNATIONAL, INC.
filed 2024-05-02
CIK 105319

Me

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

The number of shares of common stock outstanding as of April 25, 2024 was 79,274,672.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	March 30,	December 30,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,615	$109,366
Receivables (net of allowances: March 30, 2024 - $1,887 and December 30, 2023 - $1,041)	13,173	14,938
Prepaid income taxes	14,316	25,370
Prepaid marketing and advertising	2,982	10,149
Prepaid expenses and other current assets	19,888	19,651
TOTAL CURRENT ASSETS	116,974	179,474
Property and equipment, net	19,068	19,741
Operating lease assets	50,133	52,272
Franchise rights acquired	128,213	386,526
Goodwill	242,258	243,441
Other intangible assets, net	58,031	63,208
Deferred income taxes	20,328	19,683
Other noncurrent assets	19,243	17,685
TOTAL ASSETS	$654,248	$982,030
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$9,660	$9,613
Accounts payable	22,514	18,507
Salaries and wages payable	52,769	79,096
Accrued marketing and advertising	15,789	18,215
Accrued interest	11,204	5,346
Deferred acquisition payable	16,000	16,500
Other accrued liabilities	23,019	22,610
Income taxes payable	62,088	1,609
Deferred revenue	36,004	33,966
TOTAL CURRENT LIABILITIES	249,047	205,462
Long-term debt, net	1,427,509	1,426,464
Long-term operating lease liabilities	51,256	53,461
Deferred income taxes	22,544	41,994
Other	16,191	15,743
TOTAL LIABILITIES	1,766,547	1,743,124
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 130,048 shares issued at March 30, 2024 and 130,048 shares issued at December 30, 2023	0	0
Treasury stock, at cost, 50,803 shares at March 30, 2024 and 50,859 shares at December 30, 2023	(3,062,005)	(3,064,628)
Retained earnings	1,966,625	2,314,834
Accumulated other comprehensive loss	(16,919)	(11,300)
TOTAL DEFICIT	(1,112,299)	(761,094)
TOTAL LIABILITIES AND TOTAL DEFICIT	$654,248	$982,030

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 30,	April 1,
	2024	2023
Subscription revenues, net	$204,056	$211,032
Other revenues, net	2,492	30,863
Revenues, net	206,548	241,895
Cost of subscription revenues	67,816	94,897
Cost of other revenues	932	27,487
Cost of revenues	68,748	122,384
Gross profit	137,800	119,511
Marketing expenses	90,162	88,234
Selling, general and administrative expenses	58,982	59,860
Franchise rights acquired impairments	257,988	—
Operating loss	(269,332)	(28,583)
Interest expense	24,727	22,846
Other income, net	(1,605)	(330)
Loss before income taxes	(292,454)	(51,099)
Provision for income taxes	55,448	67,580
Net loss	$(347,902)	$(118,679)
Net loss per share
Basic	$(4.39)	$(1.68)
Diluted	$(4.39)	$(1.68)
Weighted average common shares outstanding
Basic	79,208	70,596
Diluted	79,208	70,596

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Three Months Ended
	March 30,	April 1,
	2024	2023
Net loss	$(347,902)	$(118,679)
Other comprehensive loss:
Foreign currency translation (loss) gain	(3,888)	113
Income tax benefit (expense) on foreign currency translation (loss) gain	985	(28)
Foreign currency translation (loss) gain, net of taxes	(2,903)	85
Loss on derivatives	(3,473)	(3,130)
Income tax benefit on loss on derivatives	757	782
Loss on derivatives, net of taxes	(2,716)	(2,348)
Total other comprehensive loss	(5,619)	(2,263)
Comprehensive loss	$(353,521)	$(120,942)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

Three Months Ended March 30, 2024					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 30, 2023	130,048	$0	50,859	$(3,064,628)	$(11,300)	$2,314,834	$(761,094)
Comprehensive loss	—	—	—	—	(5,619)	(347,902)	(353,521)
Issuance of treasury stock under stock plans	—	—	(56)	2,623	—	(2,709)	(86)
Compensation expense on share-based awards	—	—	—	—	—	2,402	2,402
Balance at March 30, 2024	130,048	$0	50,803	$(3,062,005)	$(16,919)	$1,966,625	$(1,112,299)

Three Months Ended April 1, 2023					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 31, 2022	122,052	$0	51,496	$(3,097,304)	$(5,470)	$2,418,959	$(683,815)
Comprehensive loss	—	—	—	—	(2,263)	(118,679)	(120,942)
Issuance of treasury stock under stock plans	—	—	(78)	4,067	—	(4,248)	(181)
Compensation expense on share-based awards	—	—	—	—	—	2,669	2,669
Balance at April 1, 2023	122,052	$0	51,418	$(3,093,237)	$(7,733)	$2,298,701	$(802,269)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 30,	April 1,
	2024	2023
Operating activities:
Net loss	$(347,902)	$(118,679)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	10,403	11,989
Amortization of deferred financing costs and debt discount	1,254	1,254
Impairment of franchise rights acquired	257,988	—
Impairment of intangible and long-lived assets	24	171
Share-based compensation expense	2,402	2,669
Deferred tax benefit	(18,244)	(3,110)
Allowance for doubtful accounts	2,757	(74)
Reserve for inventory obsolescence	85	2,037
Foreign currency exchange rate gain	(1,304)	(389)
Changes in cash due to:
Receivables	3,788	(5,961)
Inventories	79	7,994
Prepaid expenses	13,882	4,937
Accounts payable	4,130	2,728
Accrued liabilities	(26,393)	3,188
Deferred revenue	2,321	3,405
Other long term assets and liabilities, net	(1,796)	734
Income taxes	60,491	60,385
Cash used for operating activities	(36,035)	(26,722)
Investing activities:
Capital expenditures	(476)	(990)
Capitalized software and website development expenditures	(4,333)	(9,350)
Other items, net	(1)	(8)
Cash used for investing activities	(4,810)	(10,348)
Financing activities:
Taxes paid related to net share settlement of equity awards	(114)	(205)
Proceeds from stock options exercised	—	7
Cash paid for acquisitions	(500)	(500)
Other items, net	(2)	(26)
Cash used for financing activities	(616)	(724)
Effect of exchange rate changes on cash and cash equivalents	(1,290)	315
Net decrease in cash and cash equivalents	(42,751)	(37,479)
Cash and cash equivalents, beginning of period	109,366	178,326
Cash and cash equivalents, end of period	$66,615	$140,847

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc., all of its subsidiaries and the variable interest entities of which WW International, Inc. is the primary beneficiary. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings. The Company’s “Workshops + Digital” business refers to providing subscriptions for unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings. The Company’s “Clinical” business refers to providing subscriptions to the Company’s clinical product offerings provided by WeightWatchers Clinic (formerly referred to as Sequence).

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and assumptions. While all available information has been considered, actual amounts could differ from those estimates. These estimates and assumptions may change as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity. The consolidated financial statements include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

As previously disclosed, effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, the Company’s reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance. Since the Company operates in one operating segment and reportable segment, all required financial segment information can be found in the consolidated financial statements.

Prior period amounts have been reclassified to conform with the current period presentation.

These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2023 filed on February 28, 2024, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.
Accounting Standards Adopted in Current Year

There were no new accounting standards adopted during the three months ended March 30, 2024.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

3.
Leases

At March 30, 2024 and December 30, 2023, the Company’s lease assets and lease liabilities, primarily for its studios and corporate offices, were as follows:

	March 30, 2024	December 30, 2023
Assets:
Operating leases	$50,133	$52,272
Finance leases	2	5
Total lease assets	$50,135	$52,277

Liabilities:
Current
Operating leases	$9,660	$9,613
Finance leases	2	4
Noncurrent
Operating leases	51,256	53,461
Finance leases	—	—
Total lease liabilities	$60,918	$63,078

For the three months ended March 30, 2024 and April 1, 2023, the components of the Company’s lease expense were as follows:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Operating lease cost:
Fixed lease cost	$3,983	$7,153
Lease termination (benefit) cost	(156)	12,219
Variable lease cost	14	15
Total operating lease cost	$3,841	$19,387
Finance lease cost:
Amortization of leased assets	$2	$26
Interest on lease liabilities	0	0
Total finance lease cost	$2	$26
Total lease cost	$3,843	$19,413

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023. The Company recorded $912 and $621 of sublease income for the three months ended March 30, 2024 and April 1, 2023, respectively, as an offset to general and administrative expenses.

At March 30, 2024 and December 30, 2023, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	March 30, 2024	December 30, 2023
Weighted Average Remaining Lease Term (years)
Operating leases	7.14	7.31
Finance leases	0.70	0.48

Weighted Average Discount Rate
Operating leases	7.55	7.54
Finance leases	3.69	4.10

The Company’s leases have remaining lease terms of 0 to 8 years with a weighted average lease term of 7.14 years as of March 30, 2024.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At March 30, 2024, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2024	$10,342	$2	$10,344
Fiscal 2025	13,081	—	13,081
Fiscal 2026	10,228	—	10,228
Fiscal 2027	9,473	—	9,473
Fiscal 2028	9,030	—	9,030
Fiscal 2029	8,950	—	8,950
Thereafter	17,852	—	17,852
Total lease payments	$78,956	$2	$78,958
Less imputed interest	18,040	0	18,040
Present value of lease liabilities	$60,916	$2	$60,918

Supplemental cash flow information related to leases for the three months ended March 30, 2024 and April 1, 2023 were as follows:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,964	$7,208
Operating cash flows from finance leases	$0	$0
Financing cash flows from finance leases	$2	$26

Lease assets obtained (modified) in exchange for new (modified) operating lease liabilities	$766	$(1,052)
Lease assets (modified) obtained in exchange for (modified) new finance lease liabilities	$(1)	$—

4.
Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Digital Subscription Revenues	$137,633	$149,344
Workshops + Digital Subscription Revenues	47,671	61,688
Clinical Subscription Revenues	18,752	—
Subscription Revenues, net	$204,056	$211,032
Other Revenues, net	2,492	30,863
Revenues, net	$206,548	$241,895

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 30, 2023	$33,966	$165
Net increase (decrease) during the period	2,038	(21)
Balance as of March 30, 2024	$36,004	$144

Balance as of December 31, 2022	$32,156	$360
Net increase (decrease) during the period	3,560	(57)
Balance as of April 1, 2023	$35,716	$303

Revenue recognized from amounts included in current deferred revenue as of December 30, 2023 was $27,915 for the three months ended March 30, 2024. Revenue recognized from amounts included in current deferred revenue as of December 31, 2022 was $29,733 for the three months ended April 1, 2023. The Company’s long-term deferred revenue, which is included in other liabilities on its consolidated balance sheets, represents revenue that will not be recognized during the next 12 months and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third-party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

5.
Acquisitions

Acquisition of Sequence

On April 10, 2023 (the “Closing Date”), the Company completed its previously announced acquisition of Weekend Health, Inc., doing business as Sequence, a Delaware corporation (“Sequence”), subject to the terms and conditions set forth in the Agreement and Plan of Merger, dated as of March 4, 2023, by and among the Company, Well Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Sequence, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the Equityholders’ Representative (as defined therein) for Sequence (the “Merger Agreement”), pursuant to which Sequence continued as a wholly-owned subsidiary of the Company (the “Acquisition”). Sequence provided a technology powered care platform and mobile web application through its subscription based service, which included a comprehensive weight management program, pharmacotherapy treatment, nutrition plans, health insurance coordination services, and access to clinicians, dietitians, fitness coaches and care coordinators.

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

(1)
Reflects $16,000 of cash payable on April 10, 2025 as Merger Consideration discounted using the Company’s weighted average cost of debt.
(2)
Represents the fair value of the shares transferred to the sellers as Merger Consideration, based on the number of shares to be issued, 7,996, multiplied by the closing price of the Company’s ordinary shares on April 10, 2023 of $4.12 per share.

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

The Company incurred transaction-related costs of $3,719 for the three months ended April 1, 2023. These costs were associated with legal and professional services and were recognized as operating expenses on the consolidated statements of operations.

6.
Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended March 30, 2024, the change in the carrying value of franchise rights acquired was due to the impairments of the United States, Australia, New Zealand and United Kingdom units of account as discussed below and the effect of exchange rate changes.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005, Sequence in 2023 and the Company’s franchised territories. See Note 5 for additional information on the Company’s acquisitions. For the three months ended March 30, 2024, the change in the carrying amount of goodwill was due to the effect of exchange rate changes as follows:

Balance as of December 31, 2022	$155,998
Goodwill acquired during the period	89,742
Goodwill impairment	(3,586)
Effect of exchange rate changes	1,287
Balance as of December 30, 2023	$243,441
Effect of exchange rate changes	(1,183)
Balance as of March 30, 2024	$242,258

Change in Goodwill Reporting Units

As discussed in Note 1, effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, the Company’s reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance. In connection with the Company’s change to one reportable segment, the Company’s operating segments also changed to one segment. As a result of this change to the Company’s operating segments, the Company reassessed its reporting units for the evaluation of goodwill during the first quarter of fiscal 2024.

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 350, Intangibles—Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Prior to the change in operating segments, the Company’s reporting units for the evaluation of goodwill were determined by country. Component level financial information is reviewed by management across two business lines: Behavioral and Clinical. The Company’s “Behavioral” business line consists of the Company’s Workshops + Digital business and Digital business. Accordingly, these were determined to be the Company's new reporting units as of the first day of fiscal 2024.

This change in reporting units qualified as a triggering event and required goodwill to be tested for impairment. As required by ASC 350, the Company tested goodwill for impairment immediately before and after the change in reporting units. As a result of these impairment analyses, it was determined that goodwill was not impaired before or after the change in reporting units.

First Quarter Fiscal 2024 Interim Impairment Tests

The Company reviews indefinite-lived franchise rights acquired and goodwill for potential impairment on at least an annual basis or more often if events so require. During the quarter ended March 30, 2024, the Company identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred. These factors included the continued decline in the Company’s stock price and market capitalization, and actual business performance. As a result of this triggering event, the Company performed interim impairment tests for all of its franchise rights acquired units of account and goodwill reporting units in the first quarter of fiscal 2024.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of franchise rights acquired in the United States and United Kingdom units of account as of the March 30, 2024 balance sheet date were $122,923 and $2,628, respectively.

In its hypothetical start-up approach analysis for fiscal 2024, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In the Company’s relief from royalty approach analysis for fiscal 2024, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

In performing the interim franchise rights acquired impairment test as of March 30, 2024, the Company determined that the carrying amounts of its United States, Australia, New Zealand and United Kingdom franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States, Australia, New Zealand and United Kingdom units of account of $251,431, $4,074 (which comprised the remaining balance of franchise rights acquired for the Australia unit of account), $2,328 (which comprised the remaining balance of franchise rights acquired for the New Zealand unit of account) and $155, respectively, in the first quarter of fiscal 2024. These impairments were driven primarily by the weighted average cost of capital used in this interim impairment test, reflecting market factors, including higher interest rates and the trading values of the Company’s equity and debt, and, to a lesser extent, business performance.

Based on the results of the interim franchise rights acquired impairment test as of March 30, 2024 performed for the Company’s United States and United Kingdom units of account, which held 97.9% and 2.1%, respectively, of the Company’s indefinite-lived franchise rights acquired as of the March 30, 2024 balance sheet date, the estimated fair values of these units of account were equal to their respective carrying values. Accordingly, a change in the underlying assumptions for the United States and United Kingdom units of account may change the results of the impairment assessment and, as such, could result in further impairment of the franchise rights acquired related to the United States and United Kingdom, for which the net book values were $122,923 and $2,628, respectively, as of March 30, 2024.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting units for purposes of assessing goodwill impairment to be the Behavioral and Clinical business lines. The net book values of goodwill in the Behavioral and Clinical reporting units as of the March 30, 2024 balance sheet date were $152,516 and $89,742, respectively.

In performing the impairment analysis for goodwill, for all of the Company’s reporting units, the Company estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to each of the Behavioral and Clinical reporting units and then applied expected future operating income growth rates for the respective reporting unit. The Company utilized operating income as the basis for measuring its potential growth because it believes it is the best indicator of the performance of its business. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

Based on the results of the interim goodwill impairment test as of March 30, 2024 performed for all of its reporting units, all units had an estimated fair value at least 25% higher than the respective unit’s carrying amount and, therefore, no impairment existed.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of March 30, 2024 and December 30, 2023 were as follows:

	March 30, 2024		December 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software and website development costs	$250,343	$199,657	$251,410	$195,696
Trademarks	12,190	12,048	12,188	12,024
Other	13,970	6,767	13,991	6,661
Trademarks and other intangible assets	$276,503	$218,472	$277,589	$214,381
Franchise rights acquired	7,998	5,336	8,029	5,314
Total finite-lived intangible assets	$284,501	$223,808	$285,618	$219,695

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $9,290 and $8,519 for the three months ended March 30, 2024 and April 1, 2023, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2024	$22,773
Fiscal 2025	$21,238
Fiscal 2026	$8,475
Fiscal 2027	$1,104
Fiscal 2028	$712
Fiscal 2029	$704
Thereafter	$5,687

7.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	March 30, 2024				December 30, 2023
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	4,435	9,191	9.45%	945,000	4,712	9,766	9.21%
Senior Secured Notes due April 15, 2029	500,000	3,865	—	4.64%	500,000	4,058	—	4.70%
Total	$1,445,000	$8,300	$9,191	7.78%	$1,445,000	$8,770	$9,766	7.64%
Less: Current portion	—				—
Unamortized deferred financing costs	8,300				8,770
Unamortized debt discount	9,191				9,766
Total long-term debt	$1,427,509				$1,426,464

(1)
Includes amortization of deferred financing costs and debt discount.

In the second quarter of fiscal 2021, in connection with its refinancing of its then-existing credit facilities, the Company incurred approximately $1,000,000 in an aggregate principal amount of borrowings under its new credit facilities (as amended from time to time, the “Credit Facilities”) and issued $500,000 in aggregate principal amount of 4.500% Senior Secured Notes due 2029 (the “Senior Secured Notes”), each as described in further detail below.

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

As of March 30, 2024, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,841 of availability and $1,159 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of March 30, 2024.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of March 30, 2024, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, and an additional step down to 5.00:1.00 for the period following the first fiscal quarter of 2025. As of March 30, 2024, the Company’s actual Consolidated First Lien Leverage Ratio was 8.87:1.00 and there were no borrowings under its Revolving Credit Facility and total letters of credit issued were $1,159. The Company was not in compliance with the Consolidated First Lien Leverage Ratio as of March 30, 2024, and as a result, the Company is limited to borrowing no more than 35%, or $61,250, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until the Company complies with the applicable ratio.

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

The Senior Secured Notes accrue interest at a rate per annum equal to 4.500% and will mature on April 15, 2029. Interest on the Senior Secured Notes is payable semi-annually on April 15 and October 15 of each year. On or after April 15, 2024, the Company may on any one or more occasions redeem some or all of the Senior Secured Notes at a purchase price equal to 102.250% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, such optional redemption price decreasing to 101.125% on or after April 15, 2025 and to 100.000% on or after April 15, 2026. Prior to April 15, 2024, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Senior Secured Notes with an amount not to exceed the net proceeds of certain equity offerings at 104.500% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to April 15, 2024, the Company may redeem some or all of the Senior Secured Notes at a make-whole price plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, during any twelve-month period ending prior to April 15, 2024, the Company may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes at a purchase price equal to 103.000% of the principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If a change of control occurs, the Company must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 101% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Following the sale of certain assets and subject to certain conditions, the Company must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 100% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

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

Outstanding Debt

At March 30, 2024, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At March 30, 2024 and December 30, 2023, the Company’s debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.78% and 7.64% per annum at March 30, 2024 and December 30, 2023, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swaps then in effect, was approximately 6.59% and 6.53% per annum at March 30, 2024 and December 30, 2023, respectively, based on interest rates on these dates.

8.
Per Share Data

Basic net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Numerator:
Net loss	$(347,902)	$(118,679)
Denominator:
Weighted average shares of common stock outstanding	79,208	70,596
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	79,208	70,596
Net loss per share
Basic	$(4.39)	$(1.68)
Diluted	$(4.39)	$(1.68)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 9,083 and 8,999 for the three months ended March 30, 2024 and April 1, 2023, respectively.

9.
Taxes

Income Taxes

The Company’s effective tax rate for the three months ended March 30, 2024 was (19.0%) compared to (132.3%) for the three months ended April 1, 2023. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted full-year tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to the Company’s forecasted full-year pretax loss (albeit minimal), drove an unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to the pretax loss for the three months ended March 30, 2024 resulted in an income tax expense of $55,448, which is mostly reflected in income taxes payable on the Company’s consolidated balance sheet and consolidated statement of cash flows. Given the seasonal nature of the Company's business, this income tax expense is expected to largely reverse in the third and fourth quarters of fiscal 2024, when the Company expects to earn pretax income.

For the three months ended March 30, 2024, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by a tax benefit related to foreign-derived intangible income (“FDII”). The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduces a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on the first quarter of 2024. For the three months ended April 1, 2023, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by tax benefits related to state income tax and FDII.

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

As of March 30, 2024 and December 30, 2023, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

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

As of March 30, 2024, there was no cumulative unrealized gain for qualifying hedges reported as a component of accumulated other comprehensive loss. As of December 30, 2023, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $2,716 ($3,474 before taxes).

The following table presents the aggregate fair value of the Company’s derivative financial instruments by balance sheet classification and location:

			Fair Value
	Balance Sheet Classification	Balance Sheet Location	March 30, 2024	December 30, 2023
Assets:
Interest rate swaps - current swaps	Current asset	Prepaid expenses and other current assets	$—	$3,555
Total assets			$—	$3,555

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of March 30, 2024 and December 30, 2023. Since there were no outstanding borrowings under the Revolving Credit Facility as of March 30, 2024 and December 30, 2023, the fair value approximated a carrying value of $0 at both March 30, 2024 and December 30, 2023.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of March 30, 2024 and December 30, 2023, the fair value of the Company’s long-term debt was approximately $622,909 and $996,429, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,427,509 and $1,426,464, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing Term SOFR interest rate and Term SOFR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap current asset at March 30, 2024	$—	$—	$—	$—
Interest rate swap current asset at December 30, 2023	$3,555	$—	$3,555	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the three months ended March 30, 2024 and the fiscal year ended December 30, 2023.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

13.
Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three Months Ended March 30, 2024
	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 30, 2023	$2,716	$(14,016)	$(11,300)
Other comprehensive loss before reclassifications, net of tax	(57)	(2,903)	(2,960)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(2,659)	—	(2,659)
Net current period other comprehensive loss	$(2,716)	$(2,903)	$(5,619)
Ending balance at March 30, 2024	$—	$(16,919)	$(16,919)

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

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Three Months Ended
	March 30,	April 1,
	2024	2023
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Gain on Qualifying Hedges
Interest rate contracts	$3,545	$2,578	Interest expense
	3,545	2,578	Loss before income taxes
	(886)	(645)	Provision for income taxes
	$2,659	$1,933	Net loss

(1)
Amounts in parentheses indicate debits to profit/loss
14.
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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $2 and $235 for the three months ended March 30, 2024 and April 1, 2023, respectively, which services included advertising, production and related fees.

The Company had no outstanding payables to parties related to Ms. Winfrey at March 30, 2024 and December 30, 2023.

15.
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

The Company has committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). Refer to the tables below for the total restructuring charges under the 2023 Plan recorded for the three months ended March 30, 2024 and for the fiscal years ended December 30, 2023 and December 31, 2022. The cumulative amount incurred as of March 30, 2024 related to the aggregate 2023 Plan is $72,844.

The Organizational Restructuring has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide. Refer to the tables below for the employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan recorded for the three months ended March 30, 2024 and for the fiscal years ended December 30, 2023 and December 31, 2022. The cumulative amount incurred as of March 30, 2024 related to the aggregate employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan is $41,736.

Refer to the tables below for the lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan recorded for the three months ended March 30, 2024 and for the fiscal years ended December 30, 2023 and December 31, 2022, as applicable. The cumulative amount incurred as of March 30, 2024 related to the aggregate lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan is $12,768 and $9,855, respectively.

Refer to the tables below for the other cash restructuring charges and other non-cash restructuring charges under the 2023 Plan recorded for the three months ended March 30, 2024 and for the fiscal year ended December 30, 2023. The cumulative amount incurred as of March 30, 2024 related to the aggregate other cash restructuring charges and total non-cash restructuring charges under the 2023 Plan is $1,850 and $6,635, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the three months ended March 30, 2024, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

Three Months Ended
March 30, 2024
Cash restructuring charges:
Real Estate Restructuring - Lease termination costs	$(156)
Real Estate Restructuring - Employee termination benefit costs	2,379
Organizational Restructuring - Employee termination benefit costs	2,999
Other cash restructuring charges	273
Total cash restructuring charges	$5,495
Non-cash restructuring charges	(2)
Total restructuring charges	$5,493

For the three months ended March 30, 2024, restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

Three Months Ended
March 30, 2024
Cost of revenues	$2,430
Selling, general and administrative expenses	3,063
Total restructuring charges	$5,493

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

All expenses were recorded to general corporate expenses.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Real Estate Restructuring -	Real Estate Restructuring -	Organizational Restructuring -
	Lease termination costs	Employee termination benefit costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of December 31, 2022	$—	$1,798	$11,810	$—	$13,608
Charges	12,924	5,678	26,927	1,577	47,106
Payments	(12,768)	(4,813)	(15,142)	(1,233)	(33,956)
Balance as of December 30, 2023	$156	$2,663	$23,595	$344	$26,758
Charges	—	2,287	691	273	3,251
Payments	—	(111)	(7,583)	(384)	(8,078)
Change in estimate	(156)	92	2,308	—	2,244
Balance as of March 30, 2024	$—	$4,931	$19,011	$233	$24,175

As of March 30, 2024, the Company expects the remaining employee termination benefit liability related to the Real Estate Restructuring, the remaining employee termination benefit liability related to the Organizational Restructuring and other cash restructuring charges to be paid in full by the end of fiscal 2025.

2022 Plan

As previously disclosed, in the second quarter of fiscal 2022, the Company committed to a restructuring plan consisting of (i) an organizational realignment to simplify the Company’s corporate structure and reduce associated costs (the “Organizational Realignment”) and (ii) a continued rationalization of its real estate portfolio resulting in the termination of certain of the Company’s operating leases (together with the Organizational Realignment, the “2022 Plan”). The Organizational Realignment has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. Refer to the tables below for the total restructuring charges under the 2022 Plan recorded for the fiscal year ended December 31, 2022. The cumulative amount incurred as of March 30, 2024 related to the aggregate 2022 Plan is $28,561.

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

All expenses were recorded to general corporate expenses.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Lease termination costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of January 1, 2022	$—	$—	$—	$—
Charges	2,424	19,170	995	22,589
Payments	(1,877)	(10,909)	—	(12,786)
Balance as of December 31, 2022	$547	$8,261	$995	$9,803
Payments	(122)	(8,880)	(995)	(9,997)
Change in estimate	(425)	1,560	—	1,135
Balance as of December 30, 2023	$—	$941	$—	$941
Payments	—	(685)	—	(685)
Change in estimate	—	245	—	245
Balance as of March 30, 2024	$—	$501	$—	$501

As of March 30, 2024, the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise, “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements. Effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of our centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, our reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance. Our “Digital” business refers to providing subscriptions to our digital product offerings. Our “Workshops + Digital” business refers to providing subscriptions for unlimited access to our workshops combined with our digital subscription product offerings. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by WeightWatchers Clinic (formerly referred to as Sequence).

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
•
“fiscal 2028” refers to our fiscal year ended December 30, 2028; and
•
“fiscal 2029” refers to our fiscal year ended December 29, 2029.

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Weekend HealthTM, Weight Watchers®, and the Weight Watchers logo.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2023 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross margin, operating loss, operating loss margin and components thereof are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the first quarter of fiscal 2024 to exclude (x) the impact of impairment charges for our franchise rights acquired related to our United States, Australia, New Zealand and United Kingdom units of account and (y) the net impact of charges associated with our previously disclosed 2023 restructuring plan (the “2023 plan”) and our previously disclosed 2022 restructuring plan (the “2022 plan”); and (ii) the first quarter of fiscal 2023 to exclude (x) the net impact of (a) charges associated with the 2023 plan, (b) charges associated with the 2022 plan or the reversal of certain of the charges associated with the 2022 plan, as applicable, (c) the reversal of certain of the charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”), and (d) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”); and (y) the impact of certain non-recurring transaction costs in connection with the acquisition of Sequence. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of franchise rights acquired impairments, the net impact of restructuring charges, and the impact of acquisition transaction costs, as applicable. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, and certain non-recurring transaction costs in connection with the acquisition of Sequence (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly titled measures reported by other companies.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to our Workshops + Digital business and a relief from royalty methodology for franchise rights related to our Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of franchise rights acquired in the United States and United Kingdom units of account as of the March 30, 2024 balance sheet date were $122.9 million and $2.6 million, respectively.

In our hypothetical start-up approach analysis for fiscal 2024, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In our relief from royalty approach analysis for fiscal 2024, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting units for purposes of assessing goodwill impairment to be the Behavioral and Clinical business lines. Our “Behavioral” business line consists of our Workshops + Digital business and Digital business. The net book values of goodwill in the Behavioral and Clinical reporting units as of the March 30, 2024 balance sheet date were $152.5 million and $89.7 million, respectively.

In performing the impairment analysis for goodwill, for all of our reporting units, we estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to each of the Behavioral and Clinical reporting units and then applied expected future operating income growth rates for the respective reporting unit. We utilized operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

Indefinite-Lived Franchise Rights Acquired and Goodwill Impairment Tests

We review indefinite-lived franchise rights acquired and goodwill for potential impairment on at least an annual basis or more often if events so require.

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

In performing our impairment analyses, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their levels at the time of testing, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see the risk factor titled “We have in the past and may in the future be required to recognize asset impairment charges for indefinite- and definite-lived assets” found in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2023.

Further information regarding the results of our franchise rights acquired and goodwill interim impairment tests for the first quarter of fiscal 2024 can be found in Note 6 “Franchise Rights Acquired, Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Information concerning our critical accounting policies is set forth in “Note 2. Summary of Significant Accounting Policies” of our audited consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2023. Our critical accounting policies have not changed since the end of fiscal 2023.

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

•
Revenues—Our “Subscription Revenues” consist of “Digital Subscription Revenues”, “Workshops + Digital Subscription Revenues” and “Clinical Subscription Revenues”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings. “Workshops + Digital Subscription Revenues” consist of the fees associated with subscriptions for combined workshops and Digital offerings. “Clinical Subscription Revenues” consist of the fees associated with subscriptions for our Clinical offerings. In addition, “Other Revenues” (formerly known as “product sales and other”) consist of revenues from licensing and publishing, franchise fees with respect to commitment plans and royalties, and other revenues. Prior to fiscal 2024, “Other Revenues” included sales of consumer products.
•
Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our Digital offerings; (ii) “Workshops + Digital Paid Weeks” is the total paid subscription weeks for combined workshops and Digital offerings; (iii) “Clinical Paid Weeks” is the total paid subscription weeks for our Clinical offerings; and (iv) “Total Paid Weeks” is the sum of Digital Paid Weeks, Workshops + Digital Paid Weeks and Clinical Paid Weeks.
•
Incoming Subscribers—“Subscribers” refer to Digital subscribers, Workshops + Digital subscribers and Clinical subscribers who participate in recurring bill programs in Company-owned operations. The “Incoming Subscribers” metric reports Subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of subscribers that have access to combined workshops and Digital offerings; (iii) “Incoming Clinical Subscribers” is the total number of Clinical subscribers; and (iv) “Incoming Subscribers” is the sum of Incoming Digital Subscribers, Incoming Workshops + Digital Subscribers and Incoming Clinical Subscribers, as applicable. Given we completed our acquisition of Sequence in April 2023 after the beginning of the second quarter of fiscal 2023, we have incoming subscribers with respect to our Clinical business for the first quarter of fiscal 2024, but not for the first quarter of fiscal 2023. Recruitment and retention are key drivers for this metric.
•
End of Period Subscribers—The “End of Period Subscribers” metric reports Subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Digital Subscribers” is the total number of Digital subscribers; (ii) “End of Period Workshops + Digital Subscribers” is the total number of subscribers that have access to combined workshops and Digital offerings; (iii) “End of Period Clinical Subscribers” is the total number of Clinical subscribers; and (iv) “End of Period Subscribers” is the sum of End of Period Digital Subscribers, End of Period Workshops + Digital Subscribers and End of Period Clinical Subscribers. Recruitment and retention are key drivers for this metric.
•
Gross profit and operating expenses as a percentage of revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2024 COMPARED TO THE THREE MONTHS ENDED APRIL 1, 2023

The table below sets forth selected financial information for the first quarter of fiscal 2024 from our consolidated statements of operations for the three months ended March 30, 2024 versus selected financial information for the first quarter of fiscal 2023 from our consolidated statements of operations for the three months ended April 1, 2023.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	March 30, 2024	April 1, 2023	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$206.5	$241.9	$(35.3)	(14.6%)		(14.9%)
Cost of revenues	68.7	122.4	(53.6)	(43.8%)		(44.0%)
Gross profit	137.8	119.5	18.3	15.3%		14.8%
Gross Margin %	66.7%	49.4%

Marketing expenses	90.2	88.2	1.9	2.2%		1.9%
Selling, general & administrative expenses	59.0	59.9	(0.9)	(1.5%)		(1.7%)
Franchise rights acquired impairments	258.0	—	258.0	100.0%		100.0%
Operating loss	(269.3)	(28.6)	240.7	100.0%	*	100.0%	*
Operating Loss Margin %	(130.4%)	(11.8%)

Interest expense	24.7	22.8	1.9	8.2%		8.2%
Other income, net	(1.6)	(0.3)	1.3	100.0%	*	100.0%	*
Loss before income taxes	(292.5)	(51.1)	241.4	100.0%	*	100.0%	*

Provision for income taxes	55.4	67.6	(12.1)	(18.0%)		(18.1%)
Net loss	$(347.9)	$(118.7)	$229.2	100.0%	*	100.0%	*

Weighted average diluted shares outstanding	79.2	70.6	8.6	12.2%		12.2%
Diluted net loss per share	$(4.39)	$(1.68)	$2.71	100.0%	*	100.0%	*

Note: Totals may not sum due to rounding.

* Note: Percentage in excess of 100.0% and not meaningful.

Certain results for the first quarter of fiscal 2024 are adjusted to exclude the impact of franchise rights acquired impairments and the net impact of restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended March 30, 2024 which have been adjusted.

				Operating
	Gross	Gross	Operating	Loss
(in millions except percentages)	Profit	Margin	Loss	Margin
First Quarter of Fiscal 2024	$137.8	66.7%	$(269.3)	(130.4%)
Adjustments to reported amounts (1)
Franchise rights acquired impairments	—		258.0
2023 plan restructuring charges	2.4		5.5
2022 plan restructuring charges	0.0		0.2
Total adjustments (1)	2.5		263.7
First Quarter of Fiscal 2024, as adjusted (1)	$140.3	67.9%	$(5.6)	(2.7%)

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first quarter of fiscal 2024 to exclude the impact of the $258.0 million ($241.5 million after tax) of franchise rights acquired impairments, and the net impact of the $5.5 million ($4.1 million after tax) of 2023 plan restructuring charges and the $0.2 million ($0.2 million after tax) of 2022 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first quarter of fiscal 2023 are adjusted to exclude the net impact of restructuring charges and the impact of acquisition transaction costs. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended April 1, 2023 which have been adjusted.

				Operating
	Gross	Gross	Operating	Loss
(in millions except percentages)	Profit	Margin	Loss	Margin
First Quarter of Fiscal 2023	$119.5	49.4%	$(28.6)	(11.8%)
Adjustments to reported amounts (1)
2023 plan restructuring charges	18.9		22.6
2022 plan restructuring charges	(0.3)		0.0
2021 plan restructuring charges	(0.0)		(0.0)
2020 plan restructuring charges	(0.0)		(0.0)
Acquisition transaction costs	—		3.7
Total adjustments (1)	18.6		26.4
First Quarter of Fiscal 2023, as adjusted (1)	$138.1	57.1%	$(2.2)	(0.9%)

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first quarter of fiscal 2023 to exclude the net impact of the $22.6 million ($17.0 million after tax) of 2023 plan restructuring charges, the $40 thousand ($30 thousand after tax) of 2022 plan restructuring charges, the reversal of $7 thousand ($5 thousand after tax) of 2021 plan restructuring charges and the reversal of $5 thousand ($4 thousand after tax) of 2020 plan restructuring charges, and the impact of the $3.7 million ($3.3 million after tax) of acquisition transaction costs. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues for the first quarter of fiscal 2024 were $206.5 million, a decrease of $35.3 million, or 14.6%, versus the first quarter of fiscal 2023. Excluding the impact of foreign currency, which positively impacted our revenues in the first quarter of fiscal 2024 by $0.8 million, revenues for the first quarter of fiscal 2024 would have decreased 14.9% versus the prior year period. This decrease was driven primarily by the decline in Other Revenues from the discontinuation of our consumer products business at the end of fiscal 2023. Lower Subscription Revenues primarily due to a higher mix of subscribers within their initial, lower-priced, commitment periods and the continued mix shift from our Workshops + Digital business to our Digital business also contributed to the decrease in revenues in the quarter. Additionally, Subscription Revenues were negatively impacted by non-Clinical recruitment declines during the first quarter of fiscal 2024 versus the prior year period. Subscription Revenues included $18.8 million of Clinical Subscription Revenues for the first quarter of fiscal 2024. See “—Operating Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for the first quarter of fiscal 2024 decreased $53.6 million, or 43.8%, versus the first quarter of fiscal 2023. Excluding the impact of foreign currency, which increased cost of revenues in the first quarter of fiscal 2024 by $0.2 million, cost of revenues for the first quarter of fiscal 2024 would have decreased 44.0% versus the prior year period. Excluding the net impact of the $2.5 million of restructuring charges in the first quarter of fiscal 2024 and the net impact of the $18.6 million of restructuring charges in the first quarter of fiscal 2023, cost of revenues for the first quarter of fiscal 2024 would have decreased by 36.1%, or 36.3% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the first quarter of fiscal 2024 increased $18.3 million, or 15.3%, versus the first quarter of fiscal 2023. Excluding the impact of foreign currency, which positively impacted gross profit in the first quarter of fiscal 2024 by $0.6 million, gross profit for the first quarter of fiscal 2024 would have increased 14.8% versus the prior year period. Excluding the net impact of the $2.5 million of restructuring charges in the first quarter of fiscal 2024 and the net impact of the $18.6 million of restructuring charges in the first quarter of fiscal 2023, gross profit for the first quarter of fiscal 2024 would have increased by 1.5%, or 1.1% on a constant currency basis, versus the prior year period. Gross margin for the first quarter of fiscal 2024 increased to 66.7%, both as reported and on a constant currency basis, versus 49.4% for the first quarter of fiscal 2023. Excluding the net impact of restructuring charges in the first quarter of fiscal 2024 and the net impact of restructuring charges in the first quarter of fiscal 2023, gross margin for the first quarter of fiscal 2024 would have increased 10.8% to 67.9%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period. This gross margin increase was driven primarily by actions to reduce the fixed cost base and mix shift within our business. The first quarter of fiscal 2023 included the impact of accounting for subscription and consumer product promotional bundles.

Marketing

Marketing expenses for the first quarter of fiscal 2024 increased $1.9 million, or 2.2%, versus the first quarter of fiscal 2023. Excluding the impact of foreign currency, which increased marketing expenses in the first quarter of fiscal 2024 by $0.3 million, marketing expenses for the first quarter of fiscal 2024 would have increased 1.9% versus the prior year period. This increase in marketing expenses was primarily due to higher spend on Online advertising, including for our new Clinical business, partially offset by lower spend on TV advertising and production and agency fees. Marketing expenses as a percentage of revenue for the first quarter of fiscal 2024 increased to 43.7% from 36.5% for the first quarter of fiscal 2023.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of fiscal 2024 decreased $0.9 million, or 1.5%, versus the first quarter of fiscal 2023. Excluding the impact of foreign currency, which increased selling, general and administrative expenses in the first quarter of fiscal 2024 by $0.1 million, selling, general and administrative expenses for the first quarter of fiscal 2024 would have decreased 1.7% versus the prior year period. Excluding the net impact of the $3.3 million of restructuring charges in the first quarter of fiscal 2024, the net impact of the $4.0 million of restructuring charges in the first quarter of fiscal 2023 and the impact of the $3.7 million of acquisition transaction costs in the first quarter of fiscal 2023, selling, general and administrative expenses for the first quarter of fiscal 2024 would have increased by 6.9%, or 6.7% on a constant currency basis, versus the prior year period. This increase in selling, general and administrative expenses was primarily due to the costs associated with our new Clinical business that we acquired in the second quarter of fiscal 2023. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2024 increased to 28.6% from 24.7% for the first quarter of fiscal 2023. Excluding the net impact of restructuring charges in the first quarter of fiscal 2024, the net impact of restructuring charges in the first quarter of fiscal 2023 and the impact of acquisition transaction costs in the first quarter of fiscal 2023, selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2024 would have increased by 5.4%, or 5.5% on a constant currency basis, versus the prior year period.

Impairments

In performing our interim impairment analysis as of March 30, 2024, we determined that the carrying amounts of our United States, Australia, New Zealand and United Kingdom franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our United States, Australia, New Zealand and United Kingdom units of account of $251.4 million, $4.1 million, $2.3 million and $0.2 million, respectively, in the first quarter of fiscal 2024.

Operating Loss

Operating loss for the first quarter of fiscal 2024 was $269.3 million compared to operating loss for the first quarter of fiscal 2023 of $28.6 million. Operating loss for the first quarter of fiscal 2024 was positively impacted by $0.3 million of foreign currency. Excluding the impact of the $258.0 million of franchise rights acquired impairments in the first quarter of fiscal 2024, the net impact of the $5.7 million of restructuring charges in the first quarter of fiscal 2024, the net impact of the $22.7 million of restructuring charges in the first quarter of fiscal 2023 and the impact of the $3.7 million of acquisition transaction costs in the first quarter of fiscal 2023, operating loss for the first quarter of fiscal 2024 would have increased to $5.6 million from $2.2 million of operating loss in the prior year period. Operating loss margin for the first quarter of fiscal 2024 was 130.4% compared to operating loss margin for the first quarter of fiscal 2023 of 11.8%. Excluding the impact of franchise rights acquired impairments in the first quarter of fiscal 2024, the net impact of restructuring charges in the first quarter of fiscal 2024, the net impact of restructuring charges in the first quarter of fiscal 2023 and the impact of acquisition transaction costs in the first quarter of fiscal 2023, operating loss margin for the first quarter of fiscal 2024 would have increased to 2.7% from 0.9% of operating loss margin in the prior year period. This increase in operating loss margin for the first quarter of fiscal 2024 versus the operating loss margin for the first quarter of fiscal 2023 was driven by an increase in marketing expenses as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue, partially offset by an increase in gross margin.

Interest Expense

Interest expense for the first quarter of fiscal 2024 increased $1.9 million, or 8.2%, versus the first quarter of fiscal 2023. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2024 and the first quarter of fiscal 2023 and excluding the impact of our interest rate swaps then in effect, increased to 7.78% per annum at the end of the first quarter of fiscal 2024 from 7.20% per annum at the end of the first quarter of fiscal 2023. Including the impact of our interest rate swaps then in effect, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2024 and the first quarter of fiscal 2023, increased to 6.80% per annum at the end of the first quarter of fiscal 2024 from 6.48% per annum at the end of the first quarter of fiscal 2023. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. Further information regarding our interest rate swaps can be found in Note 11 “Derivative Instruments and Hedging” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income, Net

Other income, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $1.3 million for the first quarter of fiscal 2024 to $1.6 million of income as compared to $0.3 million of income for the first quarter of fiscal 2023.

Tax

Our effective tax rate for the first quarter of fiscal 2024 was (19.0%) compared to (132.3%) for the first quarter of fiscal 2023. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted full-year tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to our forecasted full-year pretax loss (albeit minimal), drove an unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to the pretax loss for the first quarter of fiscal 2024 resulted in an income tax expense of $55.4 million, which is mostly reflected in income taxes payable on our consolidated balance sheet and consolidated statement of cash flows. Given the seasonal nature of our business, this income tax expense is expected to largely reverse in the third and fourth quarters of fiscal 2024, when we expect to earn pretax income.

For the first quarter of fiscal 2024, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by a tax benefit related to foreign-derived intangible income (“FDII”). The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduces a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on the first quarter of 2024. For the first quarter of fiscal 2023, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by tax benefits related to state income tax and FDII.

Net Loss and Diluted Net Loss Per Share

Net loss for the first quarter of fiscal 2024 was $347.9 million compared to net loss for the first quarter of fiscal 2023 of $118.7 million. Net loss for the first quarter of fiscal 2024 was positively impacted by $0.2 million of foreign currency. Net loss for the first quarter of fiscal 2024 included a $241.5 million impact from franchise rights acquired impairments and a $4.3 million net impact from restructuring charges. Net loss for the first quarter of fiscal 2023 included a $17.0 million net impact from restructuring charges and a $3.3 million impact from acquisition transaction costs.

Diluted net loss per share for the first quarter of fiscal 2024 was $4.39 compared to diluted net loss per share for the first quarter of fiscal 2023 of $1.68. Diluted net loss per share for the first quarter of fiscal 2024 included a $3.05 impact from franchise rights acquired impairments and a $0.05 net impact from restructuring charges. Diluted net loss per share for the first quarter of fiscal 2023 included a $0.24 net impact from restructuring charges and a $0.05 impact from acquisition transaction costs.

Operating Results

As previously disclosed, effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of our centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, our reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance.

Metrics and Business Trends

The following tables set forth key metrics for the first quarter of fiscal 2024 and the percentage change in those metrics versus the prior year period, as applicable:

(in millions except percentages and as noted)

Q1 2024
GAAP			Constant Currency
Subscription Revenues	Other Revenues	Total Revenues	Subscription Revenues	Other Revenues	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
							(in thousands)
$204.1	$2.5	$206.5	$203.3	$2.5	$205.8	51.8	3,797.5	4,007.9

% Change Q1 2024 vs. Q1 2023
(3.3%)	(91.9%)	(14.6%)	(3.7%)	(92.0%)	(14.9%)	1.7%	7.1%	(0.4%)

(in millions except percentages and as noted)

Q1 2024
Digital Subscription Revenues					Workshops + Digital Subscription Revenues
GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
			(in thousands)					(in thousands)
$137.6	$137.0	42.3	3,079.4	3,277.1	$47.7	$47.5	8.4	651.5	640.0

% Change Q1 2024 vs. Q1 2023
(7.8%)	(8.2%)	3.7%	8.6%	0.7%	(22.7%)	(23.0%)	(17.0%)	(8.3%)	(16.7%)

(in millions except as noted)

Q1 2024
Clinical Subscription Revenues
GAAP	Clinical Paid Weeks	Incoming Clinical Subscribers	EOP Clinical Subscribers
		(in thousands)
$18.8	1.1	66.6	90.8

Operating Performance

The decrease in revenues for the first quarter of fiscal 2024 versus the prior year period was driven by a decrease in Other Revenues and, to a lesser extent, a decrease in Subscription Revenues. The decrease in Other Revenues for the first quarter of fiscal 2024 versus the prior year period was driven primarily by the discontinuation of our consumer products business at the end of fiscal 2023.

The decrease in Subscription Revenues for the first quarter of fiscal 2024 versus the prior year period was driven primarily by both a decrease in Workshops + Digital Subscription Revenues and a decrease in Digital Subscription Revenues due to a higher mix of subscribers within their initial, lower-priced, commitment periods and the continued mix shift from our Workshops + Digital business to our Digital business. Workshops + Digital Subscription Revenues and Digital Subscription Revenues were also negatively impacted by the recruitment decline during the first quarter of fiscal 2024 as compared to the prior year period. In addition, the lower number of Incoming Workshops + Digital Subscribers at the beginning of the first quarter of fiscal 2024 versus the beginning of the first quarter of fiscal 2023 contributed to the decrease in Workshops + Digital Subscription Revenues in the quarter. Subscription Revenues for the first quarter of fiscal 2024 benefited from Clinical Subscription Revenues following our acquisition of Sequence during the second quarter of fiscal 2023.

The increase in Total Paid Weeks for the first quarter of fiscal 2024 versus the prior year period was driven primarily by our new Clinical business that we acquired in the second quarter of fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied us with our primary source of liquidity. We have used these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. Upon the completion of our acquisition of Sequence (the “Acquisition”), in the second quarter of fiscal 2023, we had a net cash outlay of $40.3 million on April 10, 2023 with respect to the payment of the purchase price and certain transaction costs. For additional details on the purchase price consideration for the Acquisition and related terms, including with respect to the first anniversary payment, see Note 5 “Acquisitions” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. These cash outlays have reduced the liquidity available to us in the future. See “Risk Factors—Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)—The Acquisition may not achieve its intended results.” and “Risk Factors—Risks Related to Our Liquidity—We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.” contained in our Annual Report on Form 10-K for fiscal 2023 for additional details. We currently believe that cash generated by operations, our cash on hand of approximately $66.6 million at March 30, 2024, our availability under our Revolving Credit Facility (as defined and described below) at March 30, 2024 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity. For example, we instituted restructuring plans in recent fiscal years which have resulted in aggregate cash outlays of approximately $8.8 million in the first quarter of fiscal 2024 and are expected to result in an additional $12.9 million for the remainder of fiscal 2024. For additional details, see Note 15 “Restructuring” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The evolving nature, and uncertain economic impact, of the current demand environment may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to fully access our Revolving Credit Facility, may be adversely affected. Pursuant to their respective terms, our interest rate swaps in effect as of the end of the first quarter of fiscal 2024 terminated on March 31, 2024. Given then-current market conditions, management determined to not enter into any new swap arrangement during such quarter. Management continues to evaluate its exposure to interest rates and, from time to time, may opportunistically hedge any interest rate exposure by entering into new swap arrangements.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents at:

	March 30,	December 30,	Increase/
	2024	2023	(Decrease)
	(in millions)
Total current assets	$117.0	$179.5	$(62.5)
Total current liabilities	249.0	205.5	43.6
Working capital deficit	(132.1)	(26.0)	106.1
Cash and cash equivalents	66.6	109.4	(42.8)
Working capital deficit, excluding cash and cash equivalents	$(198.7)	$(135.4)	$63.3

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $63.3 million increase in our working capital deficit, excluding cash and cash equivalents:

				Impact to
	March 30,	December 30,	Increase/	Working
	2024	2023	(Decrease)	Capital Deficit
	(in millions)
Operational liabilities and other, net of assets	$93.9	$113.7	$(19.8)	$(19.8)
Portion of operating lease liabilities due within one year	$9.7	$9.6	$0.0	$0.0
Deferred revenue	$36.0	$34.0	$2.0	$2.0
Derivative receivable	$—	$3.6	$(3.6)	$3.6
Accrued interest	$11.2	$5.3	$5.9	$5.9
Prepaid income taxes	$14.3	$25.4	$(11.1)	$11.1
Income taxes payable	$62.1	$1.6	$60.5	$60.5
Working capital deficit change, excluding cash and cash equivalents				$63.3

Note: Totals may not sum due to rounding.

The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by a decrease in accrued liabilities due to the timing of our annual bonus payments. The increase in accrued interest was primarily due to the timing of payments. The decrease in prepaid income taxes and the increase in income taxes payable was primarily due to the outsized impact of a significant, largely non-cash, income tax expense resulting from the valuation allowance recorded to reflect the uncertainty of the realization of U.S. deferred tax assets. A decrease in income taxes payable is expected to largely reverse this impact in the third and fourth quarters of fiscal 2024.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended:

	March 30,	April 1,
	2024	2023
	(in millions)
Net cash used for operating activities	$(36.0)	$(26.7)
Net cash used for investing activities	$(4.8)	$(10.3)
Net cash used for financing activities	$(0.6)	$(0.7)

Operating Activities

Cash flows used for operating activities of $36.0 million for the first three months of fiscal 2024 reflected an increase of $9.3 million from $26.7 million of cash flows used for operating activities for the first three months of fiscal 2023. This increase in cash flows used for operating activities was primarily attributable to an increase in net loss and a decrease in cash provided by operating assets and liabilities, partially offset by an increase in non-cash add-back adjustments driven by the franchise rights acquired impairments, in the first three months of fiscal 2024 as compared to the prior year period.

Investing Activities

Net cash used for investing activities totaled $4.8 million for the first three months of fiscal 2024, a decrease of $5.5 million as compared to the first three months of fiscal 2023. This decrease was primarily attributable to a decrease in capitalized software and website development expenditures in the first three months of fiscal 2024 as compared to the prior year period.

Financing Activities

Net cash used for financing activities totaled $0.6 million for the first three months of fiscal 2024, a decrease of $0.1 million as compared to the first three months of fiscal 2023. This decrease was primarily attributable to a decrease in taxes paid related to the net share settlement of equity awards in the first three months of fiscal 2024 as compared to the prior year period.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at March 30, 2024:

Long-Term Debt

At March 30, 2024

(in millions)

March 30, 2024
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	8.3
Unamortized debt discount	9.2
Total long-term debt	$1,427.5

Note: Totals may not sum due to rounding.

In the second quarter of fiscal 2021, in connection with our refinancing of our then-existing credit facilities, we incurred approximately $1,000.0 million in an aggregate principal amount of borrowings under our new credit facilities (as amended from time to time, the “Credit Facilities”) and issued $500.0 million in aggregate principal amount of 4.500% Senior Secured Notes due 2029 (the “Senior Secured Notes”), each as described in further detail below.

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

As of March 30, 2024, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of March 30, 2024.

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

The Credit Facilities require us to prepay outstanding term loans, subject to certain exceptions, with:

•
50% (which percentage will be reduced to 25% and 0% if we attain certain first lien secured net leverage ratios) of our annual excess cash flow;
•
100% of the net cash proceeds of certain non-ordinary course asset sales by the Company and our restricted subsidiaries (including casualty and condemnation events, subject to de minimis thresholds), and subject to the right to reinvest 100% of such proceeds, subject to certain qualifications; and
•
100% of the net proceeds of any issuance or incurrence of debt by the Company or any of our restricted subsidiaries, other than certain debt permitted under the Credit Agreement.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of March 30, 2024, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default. As of March 30, 2024, we were in compliance with the covenants under the Credit Agreement that were in effect on such date.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of 5.50:1.00 for the period ending after the first fiscal quarter of 2023 through and including the first fiscal quarter of 2024, with a step down to 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, and an additional step down to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of March 30, 2024, our actual Consolidated First Lien Leverage Ratio was 8.87:1.00 and there were no borrowings under our Revolving Credit Facility and total letters of credit issued were $1.2 million. We were not in compliance with the Consolidated First Lien Leverage Ratio as of March 30, 2024, and as a result, we are limited to borrowing no more than 35%, or $61.3 million, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until we comply with the applicable ratio.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021 (as amended, supplemented or modified from time to time, the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. As of March 30, 2024, we were in compliance with the covenants under the Indenture that were in effect on such date.

The Senior Secured Notes accrue interest at a rate per annum equal to 4.500% and will mature on April 15, 2029. Interest on the Senior Secured Notes is payable semi-annually on April 15 and October 15 of each year. On or after April 15, 2024, we may on any one or more occasions redeem some or all of the Senior Secured Notes at a purchase price equal to 102.250% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, such optional redemption price decreasing to 101.125% on or after April 15, 2025 and to 100.000% on or after April 15, 2026. If a change of control occurs, we must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 101% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Following the sale of certain assets and subject to certain conditions, we must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 100% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

The Senior Secured Notes are guaranteed on a senior secured basis by our subsidiaries that guarantee the Credit Facilities. The Senior Secured Notes and the note guarantees are secured by a first-priority lien on all the collateral that secures the Credit Facilities, subject to a shared lien of equal priority with our and each guarantor’s obligations under the Credit Facilities and subject to certain thresholds, exceptions and permitted liens.

Outstanding Debt

At March 30, 2024, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At March 30, 2024 and December 30, 2023, our debt consisted of both fixed and variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swaps can be found in Note 11 “Derivative Instruments and Hedging” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swaps then in effect, was approximately 7.78% and 7.64% per annum at March 30, 2024 and December 30, 2023, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swaps then in effect, was approximately 6.59% and 6.53% per annum at March 30, 2024 and December 30, 2023, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at March 30, 2024:

Total Debt Obligation

(Including Current Portion)

At March 30, 2024

(in millions)

Remainder of fiscal 2024	$—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	10.0
Fiscal 2028	935.0
Fiscal 2029	500.0
Thereafter	—
Total	$1,445.0

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At March 30, 2024 and April 1, 2023, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was $0.0 million and a gain of $8.4 million, respectively. At March 30, 2024 and April 1, 2023, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $16.9 million and a loss of $16.1 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. The repurchase program currently has no expiration date. During the three months ended March 30, 2024 and April 1, 2023, we did not repurchase any shares of our common stock under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, net restructuring charges, certain non-recurring transaction costs in connection with the Acquisition, and franchise rights acquired and goodwill impairments.

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net loss, the most comparable GAAP financial measure, for the three months ended March 30, 2024 and April 1, 2023, and EBITDAS and Adjusted EBITDAS to net loss for the trailing twelve months ended March 30, 2024:

(in millions)

	Three Months Ended
	March 30, 2024	April 1, 2023	Trailing Twelve Months
Net loss	$(347.9)	$(118.7)	$(341.5)
Interest	24.7	22.8	97.8
Taxes	55.4	67.6	26.5
Depreciation and amortization	10.4	10.3	45.8
Stock-based compensation	2.4	2.7	11.0
EBITDAS	$(254.9)	$(15.3)	$(160.4)
Franchise rights acquired and goodwill impairments	258.0	—	261.6
2023 plan restructuring charges	5.5	22.6	36.6
2022 plan restructuring charges	0.2	0.0	1.3
2021 plan restructuring charges	—	(0.0)	0.1
2020 plan restructuring charges	—	(0.0)	(0.0)
Acquisition transaction costs	—	3.7	4.9	(1)
Adjusted EBITDAS (2)	$8.8	$11.1	$144.1

Note: Totals may not sum due to rounding.

(1)
Includes stock-based compensation expense attributable to post-combination vesting of $3.9 million.
(2)
The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of operations for the three months ended March 30, 2024 to exclude the impact of the $258.0 million of franchise rights acquired impairments, and the net impact of the $5.5 million of 2023 plan restructuring charges and the $0.2 million of 2022 plan restructuring charges; (ii) adjusts the consolidated statements of operations for the three months ended April 1, 2023 to exclude the net impact of the $22.6 million of 2023 plan restructuring charges, the $40 thousand of 2022 plan restructuring charges, the reversal of $7 thousand of 2021 plan restructuring charges and the reversal of $5 thousand of 2020 plan restructuring charges, and the impact of $3.7 million of acquisition transaction costs; and (iii) adjusts EBITDAS for the trailing twelve months ended March 30, 2024 to exclude the impact of the $261.6 million of franchise rights acquired and goodwill impairments, the net impact of the $36.6 million of 2023 plan restructuring charges, the $1.3 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the reversal of $16 thousand of 2020 plan restructuring charges, and the impact of $4.9 million of acquisition transaction costs. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of March 30, 2024, our total debt less unamortized deferred financing costs and unamortized debt discount/net loss ratio was (4.2)x. As of March 30, 2024, our net debt/Adjusted EBITDAS ratio was 9.4x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the three months ended:

(in millions)

March 30, 2024
Total debt	$1,445.0
Less: Unamortized deferred financing costs	8.3
Less: Unamortized debt discount	9.2
Less: Cash on hand	66.6
Net debt	$1,360.9

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 30, 2024, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2023 have not materially changed from December 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2024, the end of the first quarter of fiscal 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the first quarter of fiscal 2024, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2023.

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

The following table describes the contracts, instructions or written plans for the purchase or sale of Company securities adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended March 30, 2024, that are or were, as the case may be, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5–1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

Name and Title	Action and Type of Plan	Date of Action	Scheduled Expiration of Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Oprah Winfrey Director	Termination of Rule 10b5-1 Plan(2)	2/28/2024	3/10/2025	• Sell 925,780 shares • Exercise 2,687,063 stock options and sell underlying shares • Gift 157,968 shares(3)

(1)
The plan duration was until the date listed in this column or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan.
(2)
This Rule 10b5-1 Plan was originally adopted on May 11, 2023.
(3)
Reflects shares that were proposed to be transferred by Ms. Winfrey as a gift to The Oprah Winfrey Charitable Foundation (the “Foundation”) and sold by the Foundation.

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

*Exhibit 31.1	Rule 13a-14(a) Certification by Sima Sistani, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Heather Stark, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: May 2, 2024	By:	/s/ Sima Sistani
Sima Sistani
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Heather Stark
Heather Stark
Chief Financial Officer (Principal Financial Officer)