Form 10-Q/A
period 2024-03-30
WW INTERNATIONAL, INC.
filed 2024-05-10
CIK 105319

Me

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of WW International, Inc. (the “Company”) for the fiscal quarter ended March 30, 2024, as filed with the Securities and Exchange Commission on May 2, 2024 (the “Original Filing”).

This Amendment is being filed solely to correct the Company’s Clinical End of Period Subscribers, Total End of Period Subscribers, Clinical Paid Weeks, and Total Paid Weeks for the fiscal quarter ended March 30, 2024 and related percentage changes versus the prior year period, as applicable, as presented in the “Metrics and Business Trends” subsection on page 35 of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Filing. No other information in the Original Filing, including revenues, was incorrectly presented, and this Amendment should be read in conjunction with the Original Filing.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

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

Metrics and Business Trends

The following tables set forth key metrics for the first quarter of fiscal 2024 and the percentage change in those metrics versus the prior year period, as applicable:

(in millions except percentages and as noted)

Q1 2024
GAAP			Constant Currency
Subscription Revenues	Other Revenues	Total Revenues	Subscription Revenues	Other Revenues	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
							(in thousands)
$204.1	$2.5	$206.5	$203.3	$2.5	$205.8	51.8	3,797.5	4,003.9

% Change Q1 2024 vs. Q1 2023
(3.3%)	(91.9%)	(14.6%)	(3.7%)	(92.0%)	(14.9%)	1.6%	7.1%	(0.5%)

(in millions except percentages and as noted)

Q1 2024
Digital Subscription Revenues					Workshops + Digital Subscription Revenues
GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
			(in thousands)					(in thousands)
$137.6	$137.0	42.3	3,079.4	3,277.1	$47.7	$47.5	8.4	651.5	640.0

% Change Q1 2024 vs. Q1 2023
(7.8%)	(8.2%)	3.7%	8.6%	0.7%	(22.7%)	(23.0%)	(17.0%)	(8.3%)	(16.7%)

(in millions except as noted)

Q1 2024
Clinical Subscription Revenues
GAAP	Clinical Paid Weeks	Incoming Clinical Subscribers	EOP Clinical Subscribers
		(in thousands)
$18.8	1.0	66.6	86.8

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

ITEM 6. EXHIBITS

Exhibit Number	Description

*Exhibit 31.1	Rule 13a-14(a) Certification by Sima Sistani, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Heather Stark, Chief Financial Officer.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: May 9, 2024	By:	/s/ Sima Sistani
Sima Sistani
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Heather Stark
Heather Stark
Chief Financial Officer (Principal Financial Officer)