Form 10-Q
period 2024-06-29
WW INTERNATIONAL, INC.
filed 2024-08-01
CIK 105319

Me

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

The number of shares of common stock outstanding as of July 25, 2024 was 79,731,946.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	June 29,	December 30,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,709	$109,366
Receivables (net of allowances: June 29, 2024 - $2,025 and December 30, 2023 - $1,041)	13,412	14,938
Prepaid income taxes	12,878	25,370
Prepaid marketing and advertising	1,898	10,149
Prepaid expenses and other current assets	17,194	19,651
TOTAL CURRENT ASSETS	88,091	179,474
Property and equipment, net	18,203	19,741
Operating lease assets	47,861	52,272
Franchise rights acquired	128,164	386,526
Goodwill	241,872	243,441
Other intangible assets, net	54,213	63,208
Deferred income taxes	16,615	19,683
Other noncurrent assets	19,237	17,685
TOTAL ASSETS	$614,256	$982,030
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$9,492	$9,613
Accounts payable	25,119	18,507
Salaries and wages payable	40,434	79,096
Accrued marketing and advertising	14,028	18,215
Accrued interest	5,345	5,346
Deferred acquisition payable	14,608	16,500
Other accrued liabilities	22,122	22,610
Income taxes payable	35,373	1,609
Deferred revenue	33,849	33,966
TOTAL CURRENT LIABILITIES	200,370	205,462
Long-term debt, net	1,428,553	1,426,464
Long-term operating lease liabilities	49,043	53,461
Deferred income taxes	21,933	41,994
Other	1,640	15,743
TOTAL LIABILITIES	1,701,539	1,743,124
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 130,048 shares issued at June 29, 2024 and 130,048 shares issued at December 30, 2023	0	0
Treasury stock, at cost, 50,344 shares at June 29, 2024 and 50,859 shares at December 30, 2023	(3,040,679)	(3,064,628)
Retained earnings	1,970,791	2,314,834
Accumulated other comprehensive loss	(17,395)	(11,300)
TOTAL DEFICIT	(1,087,283)	(761,094)
TOTAL LIABILITIES AND TOTAL DEFICIT	$614,256	$982,030

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Subscription revenues, net	$199,956	$212,140	$404,012	$423,172
Other revenues, net	2,117	14,690	4,609	45,552
Revenues, net	202,073	226,830	408,621	468,724
Cost of subscription revenues	64,023	71,378	131,839	166,275
Cost of other revenues	756	12,272	1,688	39,758
Cost of revenues	64,779	83,650	133,527	206,033
Gross profit	137,294	143,180	275,094	262,691
Marketing expenses	53,696	51,119	143,858	139,353
Selling, general and administrative expenses	47,665	65,744	106,647	125,604
Franchise rights acquired impairments	—	—	257,988	—
Operating income (loss)	35,933	26,317	(233,399)	(2,266)
Interest expense	28,577	24,075	53,304	46,921
Other income, net	(78)	(520)	(1,683)	(851)
Income (loss) before income taxes	7,434	2,762	(285,020)	(48,336)
(Benefit from) provision for income taxes	(15,835)	(48,066)	39,613	19,515
Net income (loss)	$23,269	$50,828	$(324,633)	$(67,851)
Earnings (net loss) per share
Basic	$0.29	$0.65	$(4.09)	$(0.91)
Diluted	$0.29	$0.65	$(4.09)	$(0.91)
Weighted average common shares outstanding
Basic	79,483	78,007	79,345	74,302
Diluted	79,825	78,591	79,345	74,302

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net income (loss)	$23,269	$50,828	$(324,633)	$(67,851)
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(616)	816	(4,504)	929
Income tax benefit (expense) on foreign currency translation (loss) gain	140	(204)	1,125	(232)
Foreign currency translation (loss) gain, net of taxes	(476)	612	(3,379)	697
Loss on derivatives	—	(544)	(3,473)	(3,674)
Income tax benefit on loss on derivatives	—	136	757	918
Loss on derivatives, net of taxes	—	(408)	(2,716)	(2,756)
Total other comprehensive (loss) gain	(476)	204	(6,095)	(2,059)
Comprehensive income (loss)	$22,793	$51,032	$(330,728)	$(69,910)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

Three Months Ended June 29, 2024					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at March 30, 2024	130,048	$0	50,803	$(3,062,005)	$(16,919)	$1,966,625	$(1,112,299)
Comprehensive income (loss)	—	—	—	—	(476)	23,269	22,793
Issuance of treasury stock under stock plans	—	—	(459)	21,326	—	(21,843)	(517)
Compensation expense on share-based awards	—	—	—	—	—	2,740	2,740
Balance at June 29, 2024	130,048	$0	50,344	$(3,040,679)	$(17,395)	$1,970,791	$(1,087,283)

Six Months Ended June 29, 2024					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 30, 2023	130,048	$0	50,859	$(3,064,628)	$(11,300)	$2,314,834	$(761,094)
Comprehensive loss	—	—	—	—	(6,095)	(324,633)	(330,728)
Issuance of treasury stock under stock plans	—	—	(515)	23,949	—	(24,551)	(602)
Compensation expense on share-based awards	—	—	—	—	—	5,141	5,141
Balance at June 29, 2024	130,048	$0	50,344	$(3,040,679)	$(17,395)	$1,970,791	$(1,087,283)

Three Months Ended July 1, 2023					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at April 1, 2023	122,052	$0	51,418	$(3,093,237)	$(7,733)	$2,298,701	$(802,269)
Comprehensive income	—	—	—	—	204	50,828	51,032
Issuance of treasury stock under stock plans	—	—	(272)	14,164	—	(15,195)	(1,031)
Compensation expense on share-based awards	—	—	—	—	—	3,063	3,063
Issuance of common stock	7,996	—	—	—	—	32,943	32,943
Balance at July 1, 2023	130,048	$0	51,146	$(3,079,073)	$(7,529)	$2,370,340	$(716,262)

Six Months Ended July 1, 2023					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 31, 2022	122,052	$0	51,496	$(3,097,304)	$(5,470)	$2,418,959	$(683,815)
Comprehensive loss	—	—	—	—	(2,059)	(67,851)	(69,910)
Issuance of treasury stock under stock plans	—	—	(350)	18,231	—	(19,442)	(1,211)
Compensation expense on share-based awards	—	—	—	—	—	5,731	5,731
Issuance of common stock	7,996	—	—	—	—	32,943	32,943
Balance at July 1, 2023	130,048	$0	51,146	$(3,079,073)	$(7,529)	$2,370,340	$(716,262)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 29,	July 1,
	2024	2023
Operating activities:
Net loss	$(324,633)	$(67,851)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	19,948	24,869
Amortization of deferred financing costs and debt discount	2,509	2,509
Impairment of franchise rights acquired	257,988	—
Impairment of intangible and long-lived assets	197	189
Share-based compensation expense	5,141	9,613
Deferred tax benefit	(14,948)	(5,824)
Allowance for doubtful accounts	6,886	(143)
Reserve for inventory obsolescence	134	3,153
Foreign currency exchange rate gain	(1,249)	(841)
Changes in cash due to:
Receivables	3,407	57
Inventories	30	6,886
Prepaid expenses	18,956	10,321
Accounts payable	6,598	3,402
Accrued liabilities	(36,825)	(19,536)
Deferred revenue	142	1,975
Other long term assets and liabilities, net	(16,076)	(1,265)
Income taxes	33,819	5,429
Cash used for operating activities	(37,976)	(27,057)
Investing activities:
Capital expenditures	(730)	(1,746)
Capitalized software and website development expenditures	(9,376)	(17,907)
Cash paid for acquisitions, net of cash acquired	—	(38,362)
Other items, net	(5)	(8)
Cash used for investing activities	(10,111)	(58,023)
Financing activities:
Taxes paid related to net share settlement of equity awards	(629)	(1,319)
Proceeds from stock options exercised	—	82
Cash paid for acquisitions	(16,500)	(1,066)
Other items, net	(3)	(38)
Cash used for financing activities	(17,132)	(2,341)
Effect of exchange rate changes on cash and cash equivalents	(1,438)	541
Net decrease in cash and cash equivalents	(66,657)	(86,880)
Cash and cash equivalents, beginning of period	109,366	178,326
Cash and cash equivalents, end of period	$42,709	$91,446

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

In the second quarter of fiscal 2024, the Company identified and recorded an out-of-period adjustment related to an income tax error. The impact of correcting this error, which was immaterial to all current and prior period financial statements and corrected in the second quarter of fiscal 2024, resulted in an income tax expense of approximately $2,900, with a corresponding decrease to net income, for the three months ended June 29, 2024.

These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2023 filed on February 28, 2024, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.
Accounting Standards Adopted in Current Year

There were no new accounting standards adopted during the six months ended June 29, 2024.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

3.
Leases

At June 29, 2024 and December 30, 2023, the Company’s lease assets and lease liabilities, primarily for its studios and corporate offices, were as follows:

	June 29, 2024	December 30, 2023
Assets:
Operating leases	$47,861	$52,272
Finance leases	1	5
Total lease assets	$47,862	$52,277

Liabilities:
Current
Operating leases	$9,492	$9,613
Finance leases	1	4
Noncurrent
Operating leases	49,043	53,461
Finance leases	—	—
Total lease liabilities	$58,536	$63,078

For the three and six months ended June 29, 2024 and July 1, 2023, the components of the Company’s lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Operating lease cost:
Fixed lease cost	$3,910	$5,958	$7,893	$13,111
Lease termination (benefit) cost	—	(169)	(156)	12,050
Variable lease cost	3	15	17	31
Total operating lease cost	$3,913	$5,804	$7,754	$25,192
Finance lease cost:
Amortization of leased assets	1	12	$3	$38
Interest on lease liabilities	0	0	0	0
Total finance lease cost	$1	$12	$3	$38
Total lease cost	$3,914	$5,816	$7,757	$25,230

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023. The Company recorded $916 and $1,827 of sublease income for the three and six months ended June 29, 2024, respectively, and $903 and $1,524 of sublease income for the three and six months ended July 1, 2023, respectively, as an offset to general and administrative expenses.

At June 29, 2024 and December 30, 2023, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	June 29, 2024	December 30, 2023
Weighted Average Remaining Lease Term (years)
Operating leases	7.00	7.31
Finance leases	0.45	0.48

Weighted Average Discount Rate
Operating leases	7.58	7.54
Finance leases	3.69	4.10

The Company’s leases have remaining lease terms of 0 to 8 years with a weighted average lease term of 7.00 years as of June 29, 2024.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At June 29, 2024, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2024	$6,497	$1	$6,498
Fiscal 2025	13,323	—	13,323
Fiscal 2026	10,310	—	10,310
Fiscal 2027	9,493	—	9,493
Fiscal 2028	9,050	—	9,050
Fiscal 2029	8,952	—	8,952
Thereafter	17,852	—	17,852
Total lease payments	$75,477	$1	$75,478
Less imputed interest	16,942	0	16,942
Present value of lease liabilities	$58,535	$1	$58,536

Supplemental cash flow information related to leases for the six months ended June 29, 2024 and July 1, 2023 were as follows:

	Six Months Ended
	June 29,	July 1,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,941	$13,507
Operating cash flows from finance leases	$0	$0
Financing cash flows from finance leases	$3	$38

Lease assets obtained (modified) in exchange for new (modified) operating lease liabilities	$1,289	$(7,287)
Lease assets (modified) obtained in exchange for (modified) new finance lease liabilities	$(1)	$—

4.
Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Digital Subscription Revenues	$134,551	$147,381	$272,185	$296,725
Workshops + Digital Subscription Revenues	45,682	57,167	93,352	118,855
Clinical Subscription Revenues	19,723	7,592	38,475	7,592
Subscription Revenues, net	$199,956	$212,140	$404,012	$423,172
Other Revenues, net	2,117	14,690	4,609	45,552
Revenues, net	$202,073	$226,830	$408,621	$468,724

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 30, 2023	$33,966	$165
Net decrease during the period	(117)	(73)
Balance as of June 29, 2024	$33,849	$92

Balance as of December 31, 2022	$32,156	$360
Net increase (decrease) during the period	3,549	(110)
Balance as of July 1, 2023	$35,705	$250

Revenue recognized from amounts included in current deferred revenue as of December 30, 2023 was $30,757 for the six months ended June 29, 2024. Revenue recognized from amounts included in current deferred revenue as of December 31, 2022 was $31,096 for the six months ended July 1, 2023. The Company’s long-term deferred revenue, which is included in other liabilities on its consolidated balance sheets, represents revenue that will not be recognized during the next 12 months and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third-party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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

As consideration for the Acquisition, the Company agreed to pay an aggregate amount equal to $132,000, subject to the adjustments set forth in the Merger Agreement (the “Merger Consideration”). Subject to the terms and conditions of the Merger Agreement, the Merger Consideration has been paid, or is payable, as follows: (i) approximately $64,217 in cash (inclusive of approximately $25,800 of cash on the balance sheet of Sequence) and approximately $34,702 in the form of approximately 7,996 newly issued shares of Company common stock (valued at $4.34 per share), in each case, paid on or promptly following the Closing Date, (ii) $16,000 in cash paid on April 10, 2024, and (iii) $16,000 in cash to be paid on April 10, 2025, in each case, subject to the adjustments and deductions set forth in the Merger Agreement.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table shows the purchase price allocation for Sequence to the acquired identifiable assets, liabilities assumed and goodwill:

Total consideration:
Cash paid at closing	$64,217
Cash paid on April 10, 2024	16,000
Cash to be paid on April 10, 2025 (1)	12,420
Total cash payments		$92,637
Less stock-based compensation expense attributable to post combination vesting		(3,882)

Common shares issued	7,996
Stock price as of April 10, 2023 (2)	$4.12
Total stock issuance purchase price (2)		32,943
Aggregated merger consideration		$121,698

Assets acquired:
Cash	$25,776
Prepaid expenses and other current assets	2,220
Property, plant and equipment	34
Intangible assets	7,222
Total assets acquired		35,252

Liabilities assumed:
Accounts payable	$70
Accrued liabilities	14
Deferred revenue	1,300
Deferred tax liability	1,912
Total liabilities assumed		3,296

Net assets acquired		31,956

Total goodwill		$89,742

(1)
Reflects $16,000 of cash payable on April 10, 2025 as Merger Consideration discounted using the Company’s weighted average cost of debt.
(2)
Represents the fair value of the shares transferred to the sellers as Merger Consideration, based on the number of shares to be issued, 7,996, multiplied by the closing price of the Company’s shares on April 10, 2023 of $4.12 per share.

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

6.
Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the six months ended June 29, 2024, the change in the carrying value of franchise rights acquired was due to the impairments of the United States, Australia, New Zealand and United Kingdom units of account as discussed below and the effect of exchange rate changes.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005, Sequence in 2023 and the Company’s franchised territories. See Note 5 for additional information on the Company’s acquisitions. For the six months ended June 29, 2024, the change in the carrying amount of goodwill was due to the effect of exchange rate changes as follows:

Balance as of December 31, 2022	$155,998
Goodwill acquired during the period	89,742
Goodwill impairment	(3,586)
Effect of exchange rate changes	1,287
Balance as of December 30, 2023	$243,441
Effect of exchange rate changes	(1,569)
Balance as of June 29, 2024	$241,872

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of franchise rights acquired in the United States and United Kingdom units of account as of the June 29, 2024 balance sheet date were $122,922 and $2,632, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting units for purposes of assessing goodwill impairment to be the Behavioral and Clinical business lines. The net book values of goodwill in the Behavioral and Clinical reporting units as of the June 29, 2024 balance sheet date were $152,130 and $89,742, respectively.

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

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Tests

The Company reviews indefinite-lived franchise rights acquired and goodwill for potential impairment on at least an annual basis or more often if events so require. The Company performed its annual fair value impairment testing as of May 5, 2024 and May 7, 2023, each the first day of fiscal May, on its indefinite-lived franchise rights acquired and goodwill.

In performing the annual impairment analyses as of May 5, 2024 and May 7, 2023, the Company determined that the carrying amounts of its franchise rights acquired with indefinite-lived units of account and goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

Based on the results of the Company’s May 5, 2024 annual franchise rights acquired impairment test performed for its United States and United Kingdom units of account, which held 97.9% and 2.1%, respectively, of the Company’s indefinite-lived franchise rights acquired as of the June 29, 2024 balance sheet date, each unit of account had an estimated fair value at least 5% higher than the respective unit's carrying value. Accordingly, a change in the underlying assumptions for the United States and United Kingdom units of account may change the results of the impairment assessment and, as such, could result in further impairment of the franchise rights acquired related to the United States and United Kingdom, for which the net book values were $122,922 and $2,632, respectively, as of June 29, 2024.

Based on the results of the Company’s May 5, 2024 annual goodwill impairment test performed for all of its reporting units, each unit had an estimated fair value at least 30% higher than the respective unit’s carrying amount and, therefore, no impairment existed.

First Quarter Fiscal 2024 Indefinite-Lived Franchise Rights Acquired and Goodwill Interim Impairment Tests

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

Based on the results of the interim goodwill impairment test as of March 30, 2024 performed for all of its reporting units, each unit had an estimated fair value at least 25% higher than the respective unit’s carrying amount and, therefore, no impairment existed.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of June 29, 2024 and December 30, 2023 were as follows:

	June 29, 2024		December 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software and website development costs	$250,403	$203,389	$251,410	$195,696
Trademarks	12,192	12,069	12,188	12,024
Other	13,962	6,886	13,991	6,661
Trademarks and other intangible assets	$276,557	$222,344	$277,589	$214,381
Franchise rights acquired	7,902	5,292	8,029	5,314
Total finite-lived intangible assets	$284,459	$227,636	$285,618	$219,695

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,472 and $17,762 for the three and six months ended June 29, 2024, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $10,443 and $18,962 for the three and six months ended July 1, 2023, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2024	$13,880
Fiscal 2025	$21,492
Fiscal 2026	$11,481
Fiscal 2027	$2,794
Fiscal 2028	$713
Fiscal 2029	$704
Thereafter	$5,759

7.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	June 29, 2024				December 30, 2023
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	4,158	8,617	9.44%	945,000	4,712	9,766	9.21%
Senior Secured Notes due April 15, 2029	500,000	3,672	—	4.64%	500,000	4,058	—	4.70%
Total	$1,445,000	$7,830	$8,617	7.77%	$1,445,000	$8,770	$9,766	7.64%
Less: Current portion	—				—
Unamortized deferred financing costs	7,830				8,770
Unamortized debt discount	8,617				9,766
Total long-term debt	$1,428,553				$1,426,464

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

As of June 29, 2024, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,841 of availability and $1,159 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of June 29, 2024.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of June 29, 2024, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, with a step down to 5.00:1.00 for the period following the first fiscal quarter of 2025. As of June 29, 2024, the Company’s actual Consolidated First Lien Leverage Ratio was 8.74:1.00 and there were no borrowings under its Revolving Credit Facility and total letters of credit issued were $1,159. The Company was not in compliance with the Consolidated First Lien Leverage Ratio as of June 29, 2024, and as a result, the Company is limited to borrowing no more than 35%, or $61,250, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until the Company complies with the applicable ratio.

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

The Senior Secured Notes accrue interest at a rate per annum equal to 4.500% and will mature on April 15, 2029. Interest on the Senior Secured Notes is payable semi-annually on April 15 and October 15 of each year. Commencing April 15, 2024, the Company may on any one or more occasions redeem some or all of the Senior Secured Notes at a purchase price equal to 102.250% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, such optional redemption price decreasing to 101.125% on or after April 15, 2025 and to 100.000% on or after April 15, 2026. If a change of control occurs, the Company must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 101% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Following the sale of certain assets and subject to certain conditions, the Company must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 100% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

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

Outstanding Debt

At June 29, 2024, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At June 29, 2024 and December 30, 2023, the Company’s debt consisted of both fixed and variable-rate instruments. The Company has historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. At June 29, 2024, the Company did not have any interest rate swaps in effect. See Note 11 for further information on the Company’s use of interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 7.77% and 7.64% per annum at June 29, 2024 and December 30, 2023, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of any applicable interest rate swaps, was approximately 7.20% and 6.53% per annum at June 29, 2024 and December 30, 2023, respectively, based on interest rates on these dates.

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

The following table sets forth the computation of basic and diluted earnings (net loss) per share:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$23,269	$50,828	$(324,633)	$(67,851)
Denominator:
Weighted average shares of common stock outstanding	79,483	78,007	79,345	74,302
Effect of dilutive common stock equivalents	342	584	—	—
Weighted average diluted common shares outstanding	79,825	78,591	79,345	74,302
Earnings (net loss) per share
Basic	$0.29	$0.65	$(4.09)	$(0.91)
Diluted	$0.29	$0.65	$(4.09)	$(0.91)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted earnings per share was 9,420 and 9,068 for the three months ended June 29, 2024 and July 1, 2023, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 9,312 and 9,485 for the six months ended June 29, 2024 and July 1, 2023, respectively.

9.
Taxes

Income Taxes

The Company’s effective tax rates for the three and six months ended June 29, 2024 were (213.0%) and (13.9%), respectively, compared to (1,740.0%) and (40.4%) for the three and six months ended July 1, 2023, respectively. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted full-year tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to the Company’s forecasted full-year pretax loss (albeit minimal), drove the unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to pretax income for the three months ended June 29, 2024 resulted in an income tax benefit and applying this negative annual effective tax rate to the pretax loss for the six months ended June 29, 2024 resulted in an income tax expense. In addition, the effective tax rates were impacted by approximately $2,900 of tax expense recorded for an out-of-period income tax adjustment and $2,181 of tax expense from a valuation allowance established to offset certain non-U.S. deferred tax assets due to the uncertainty of realizing future tax benefits. The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduces a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on the Company’s effective tax rates for the three and six months ended June 29, 2024.

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

As of June 29, 2024, due to the termination of the interest rate swaps on March 31, 2024 as discussed below, the Company did not have any interest rate swaps in effect. As of December 30, 2023, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

On June 11, 2018, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2018 swap”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap was $500,000. During the term of this swap, the notional amount decreased from $500,000 effective April 2, 2020 to $250,000 on March 31, 2021. Following the transition from LIBOR to Term SOFR, this interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 3.1513%. On June 7, 2019, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (the “2019 swap”, and together with the 2018 swap, the “interest rate swaps”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The notional amount of this swap was $250,000. Following the transition from LIBOR to Term SOFR, this interest rate swap effectively fixed the variable interest rate on the notional amount of this swap at 1.9645%. The interest rate swaps qualified for hedge accounting and, therefore, changes in the fair value of the interest rate swaps were recorded in accumulated other comprehensive loss.

As of June 29, 2024, there was no cumulative unrealized gain for qualifying hedges reported as a component of accumulated other comprehensive loss. As of December 30, 2023, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $2,716 ($3,474 before taxes).

The following table presents the aggregate fair value of the Company’s derivative financial instruments by balance sheet classification and location:

			Fair Value
	Balance Sheet Classification	Balance Sheet Location	June 29, 2024	December 30, 2023
Assets:
Interest rate swaps	Current asset	Prepaid expenses and other current assets	$—	$3,555
Total assets			$—	$3,555

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt agreements as of June 29, 2024. The Company’s significant financial instruments included long-term debt and interest rate swap agreements as of December 30, 2023. Since there were no outstanding borrowings under the Revolving Credit Facility as of June 29, 2024 and December 30, 2023, the fair value approximated a carrying value of $0 at both June 29, 2024 and December 30, 2023.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of June 29, 2024 and December 30, 2023, the fair value of the Company’s long-term debt was approximately $581,635 and $996,429, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,428,553 and $1,426,464, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments were determined using observable current market information such as the prevailing Term SOFR interest rate and Term SOFR yield curve rates and included consideration of counterparty credit risk. See Note 11 for disclosures related to the Company’s use of derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps current asset at June 29, 2024	$—	$—	$—	$—
Interest rate swaps current asset at December 30, 2023	$3,555	$—	$3,555	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the six months ended June 29, 2024 and the fiscal year ended December 30, 2023.

13.
Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Six Months Ended June 29, 2024
	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 30, 2023	$2,716	$(14,016)	$(11,300)
Other comprehensive loss before reclassifications, net of tax	(57)	(3,379)	(3,436)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(2,659)	—	(2,659)
Net current period other comprehensive loss	$(2,716)	$(3,379)	$(6,095)
Ending balance at June 29, 2024	$—	$(17,395)	$(17,395)

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

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Gain on Qualifying Hedges
Interest rate contracts	$—	$3,190	$3,545	$5,768	Interest expense
	—	3,190	3,545	5,768	Income (loss) before income taxes
	—	(798)	(886)	(1,443)	(Benefit from) provision for income taxes
	$—	$2,392	$2,659	$4,325	Net income (loss)

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $105 and $107 for the three and six months ended June 29, 2024, respectively, and $87 and $322 for the three and six months ended July 1, 2023, respectively, which services included advertising, production and related fees.

The Company had no outstanding payables to parties related to Ms. Winfrey at June 29, 2024 and December 30, 2023.

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

The Company committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). Refer to the tables below for the total restructuring charges under the 2023 Plan recorded for the three and six months ended June 29, 2024 and for the fiscal years ended December 30, 2023 and December 31, 2022. The cumulative amount incurred as of June 29, 2024 related to the aggregate 2023 Plan is $74,754.

The Organizational Restructuring has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide. Refer to the tables below for the employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan recorded for the three and six months ended June 29, 2024 and for the fiscal years ended December 30, 2023 and December 31, 2022. The cumulative amount incurred as of June 29, 2024 related to the aggregate employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan is $43,413.

Refer to the tables below for the lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan recorded for the three and six months ended June 29, 2024 and for the fiscal years ended December 30, 2023 and December 31, 2022, as applicable. The cumulative amount incurred as of June 29, 2024 related to the aggregate lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan is $12,768 and $9,753, respectively.

Refer to the tables below for the other cash restructuring charges and other non-cash restructuring charges under the 2023 Plan recorded for the three and six months ended June 29, 2024 and for the fiscal year ended December 30, 2023. The cumulative amount incurred as of June 29, 2024 related to the aggregate other cash restructuring charges and total non-cash restructuring charges under the 2023 Plan is $2,158 and $6,662, respectively.

For the three and six months ended June 29, 2024, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

	Three Months Ended	Six Months Ended
	June 29, 2024	June 29, 2024
Cash restructuring charges:
Real Estate Restructuring - Lease termination costs	$—	$(156)
Real Estate Restructuring - Employee termination benefit costs	(102)	2,277
Organizational Restructuring - Employee termination benefit costs	1,677	4,676
Other cash restructuring charges	308	581
Total cash restructuring charges	$1,883	$7,378
Non-cash restructuring charges	27	25
Total restructuring charges	$1,910	$7,403

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the three and six months ended June 29, 2024, restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended	Six Months Ended
	June 29, 2024	June 29, 2024
Cost of revenues	$(102)	$2,328
Selling, general and administrative expenses	2,012	5,075
Total restructuring charges	$1,910	$7,403

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

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Real Estate Restructuring -	Real Estate Restructuring -	Organizational Restructuring -
	Lease termination costs	Employee termination benefit costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of December 31, 2022	$—	$1,798	$11,810	$—	$13,608
Charges	12,924	5,678	26,927	1,577	47,106
Payments	(12,768)	(4,813)	(15,142)	(1,233)	(33,956)
Balance as of December 30, 2023	$156	$2,663	$23,595	$344	$26,758
Charges	—	2,327	2,324	581	5,232
Payments	—	(453)	(11,565)	(698)	(12,716)
Change in estimate	(156)	(50)	2,352	—	2,146
Balance as of June 29, 2024	$—	$4,487	$16,706	$227	$21,420

As of June 29, 2024, the Company expects the remaining employee termination benefit liability related to the Real Estate Restructuring, the remaining employee termination benefit liability related to the Organizational Restructuring and other cash restructuring charges to be paid in full by the end of fiscal 2025.

2022 Plan

As previously disclosed, in the second quarter of fiscal 2022, the Company committed to a restructuring plan consisting of (i) an organizational realignment to simplify the Company’s corporate structure and reduce associated costs (the “Organizational Realignment”) and (ii) a continued rationalization of its real estate portfolio resulting in the termination of certain of the Company’s operating leases (together with the Organizational Realignment, the “2022 Plan”). The Organizational Realignment has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. Refer to the tables below for the total restructuring charges under the 2022 Plan recorded for the fiscal year ended December 31, 2022. The cumulative amount incurred as of June 29, 2024 related to the aggregate 2022 Plan is $28,629.

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

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Lease termination costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of January 1, 2022	$—	$—	$—	$—
Charges	2,424	19,170	995	22,589
Payments	(1,877)	(10,909)	—	(12,786)
Balance as of December 31, 2022	$547	$8,261	$995	$9,803
Payments	(122)	(8,880)	(995)	(9,997)
Change in estimate	(425)	1,560	—	1,135
Balance as of December 30, 2023	$—	$941	$—	$941
Payments	—	(734)	—	(734)
Change in estimate	—	313	—	313
Balance as of June 29, 2024	$—	$520	$—	$520

As of June 29, 2024, the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2024.

16.
Subsequent Event

On July 27, 2024, in connection with the strategic streamlining of its operational structure to optimize its clinical and behavioral product portfolio and its cost-savings initiative, the Company committed to a plan of reduction in force that will result in the elimination of certain positions and the termination of employment for certain employees worldwide (the “2024 Restructuring Plan”). The Company anticipates recording restructuring charges that it currently estimates will range between $12,000 to $15,000 in the aggregate with respect to employee termination benefit costs, which are expected to consist primarily of general and administrative expenses. These charges are expected to be recorded in the second half of fiscal 2024. Substantially all of the costs arising from the 2024 Restructuring Plan are expected to result in cash expenditures related to separation payments and other employee termination expenses. The Company expects the 2024 Restructuring Plan to be fully executed by the end of fiscal 2025.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross margin, operating income (loss), operating income (loss) margin and components thereof are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the second quarter of fiscal 2024 to exclude the impact or net impact, as applicable, of charges associated with our previously disclosed 2023 restructuring plan (the “2023 plan”) and our previously disclosed 2022 restructuring plan (the “2022 plan”); (ii) the first six months of fiscal 2024 to exclude (x) the impact of impairment charges for our franchise rights acquired related to our United States, Australia, New Zealand and United Kingdom units of account and (y) the net impact of charges associated with the 2023 plan and the 2022 plan; and (iii) the second quarter and first six months of fiscal 2023 to exclude (x) the net impact of (a) charges associated with the 2023 plan, (b) charges associated with the 2022 plan or the reversal of certain of the charges associated with the 2022 plan, as applicable, (c) charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”) or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (d) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”) and (y) the impact of certain non-recurring transaction costs in connection with the acquisition of Sequence. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of franchise rights acquired impairments, the impact or net impact, as applicable, of restructuring charges, and the impact of acquisition transaction costs, as applicable. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, and certain non-recurring transaction costs in connection with the acquisition of Sequence (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly titled measures reported by other companies.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to our Workshops + Digital business and a relief from royalty methodology for franchise rights related to our Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book values of franchise rights acquired in the United States and United Kingdom units of account as of the June 29, 2024 balance sheet date were $122.9 million and $2.6 million, respectively.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting units for purposes of assessing goodwill impairment to be the Behavioral and Clinical business lines. Our “Behavioral” business line consists of our Workshops + Digital business and Digital business. The net book values of goodwill in the Behavioral and Clinical reporting units as of the June 29, 2024 balance sheet date were $152.1 million and $89.7 million, respectively.

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

Indefinite-Lived Franchise Rights Acquired and Goodwill Impairment Tests

We review indefinite-lived franchise rights acquired and goodwill for potential impairment on at least an annual basis or more often if events so require. We performed our annual fair value impairment testing as of May 5, 2024 and May 7, 2023, each the first day of fiscal May, on our indefinite-lived franchise rights acquired and goodwill. In addition, based on triggering events, we performed interim impairment tests as of March 30, 2024 on our indefinite-lived franchise rights acquired and goodwill for the first quarter of fiscal 2024.

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

Further information regarding the results of our franchise rights acquired and goodwill annual impairment tests and our franchise rights acquired and goodwill interim impairment tests for the first quarter of fiscal 2024 can be found in Note 6 “Franchise Rights Acquired, Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•
Incoming Subscribers—“Subscribers” refer to Digital subscribers, Workshops + Digital subscribers and Clinical subscribers who participate in recurring bill programs in Company-owned operations. The “Incoming Subscribers” metric reports Subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of subscribers that have access to combined workshops and Digital offerings; (iii) “Incoming Clinical Subscribers” is the total number of Clinical subscribers; and (iv) “Incoming Subscribers” is the sum of Incoming Digital Subscribers, Incoming Workshops + Digital Subscribers and Incoming Clinical Subscribers, as applicable. Given we completed our acquisition of Sequence in April 2023 after the beginning of the second quarter of fiscal 2023, we have incoming subscribers with respect to our Clinical business for the second quarter and first six months of fiscal 2024, but not for the second quarter and first six months of fiscal 2023. Recruitment and retention are key drivers for this metric.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 2024 COMPARED TO THE THREE MONTHS ENDED JULY 1, 2023

The table below sets forth selected financial information for the second quarter of fiscal 2024 from our consolidated statements of operations for the three months ended June 29, 2024 versus selected financial information for the second quarter of fiscal 2023 from our consolidated statements of operations for the three months ended July 1, 2023.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	June 29, 2024	July 1, 2023	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$202.1	$226.8	$(24.8)	(10.9%)		(10.6%)
Cost of revenues	64.8	83.6	(18.9)	(22.6%)		(22.4%)
Gross profit	137.3	143.2	(5.9)	(4.1%)		(3.8%)
Gross Margin %	67.9%	63.1%

Marketing expenses	53.7	51.1	2.6	5.0%		5.3%
Selling, general & administrative expenses	47.7	65.7	(18.1)	(27.5%)		(27.4%)
Operating income	35.9	26.3	9.6	36.5%		37.6%
Operating Income Margin %	17.8%	11.6%

Interest expense	28.6	24.1	4.5	18.7%		18.7%
Other income, net	(0.1)	(0.5)	(0.4)	(85.0%)		(85.0%)
Income before income taxes	7.4	2.8	4.7	100.0%	*	100.0%	*

Benefit from income taxes	(15.8)	(48.1)	(32.2)	(67.1%)		(67.2%)
Net income	$23.3	$50.8	$(27.6)	(54.2%)		(53.8%)

Weighted average diluted shares outstanding	79.8	78.6	1.2	1.6%		1.6%
Diluted earnings per share	$0.29	$0.65	$(0.36)	(54.9%)		(54.5%)

Note: Totals may not sum due to rounding.

* Note: Percentage in excess of 100.0% and not meaningful.

Certain results for the second quarter of fiscal 2024 are adjusted to exclude the net impact of restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended June 29, 2024 which have been adjusted.

				Operating
	Gross	Gross	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Second Quarter of Fiscal 2024	$137.3	67.9%	$35.9	17.8%
Adjustments to reported amounts (1)
2023 plan restructuring charges	(0.1)		1.9
2022 plan restructuring charges	—		0.1
Total adjustments (1)	(0.1)		2.0
Second Quarter of Fiscal 2024, as adjusted (1)	$137.2	67.9%	$37.9	18.8%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the second quarter of fiscal 2024 to exclude the net impact of the $1.9 million ($1.4 million after tax) of 2023 plan restructuring charges and the $0.1 million ($0.1 million after tax) of 2022 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

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

Consolidated Results

Revenues

Revenues for the second quarter of fiscal 2024 were $202.1 million, a decrease of $24.8 million, or 10.9%, versus the second quarter of fiscal 2023. Excluding the impact of foreign currency, which negatively impacted our revenues in the second quarter of fiscal 2024 by $0.7 million, revenues for the second quarter of fiscal 2024 would have decreased 10.6% versus the prior year period. This decrease was driven by both the decline in Other Revenues and the decline in Subscription Revenues. The decline in Other Revenues was primarily due to the discontinuation of our consumer products business at the end of fiscal 2023. The decline in Subscription Revenues was primarily due to a higher mix of subscribers within their initial, lower-priced, commitment periods and the continued mix shift from our Workshops + Digital business to our Digital business. Additionally, Subscription Revenues were negatively impacted by non-Clinical recruitment declines during the second quarter of fiscal 2024 versus the prior year period. The decline in Subscription Revenues was partially offset by an increase in Clinical Subscription Revenues for the second quarter of fiscal 2024 versus the prior year period. See “—Operating Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for the second quarter of fiscal 2024 decreased $18.9 million, or 22.6%, versus the second quarter of fiscal 2023. Excluding the impact of foreign currency, which decreased cost of revenues in the second quarter of fiscal 2024 by $0.1 million, cost of revenues for the second quarter of fiscal 2024 would have decreased 22.4% versus the prior year period. Excluding the impact of the reversal of $0.1 million of restructuring charges in the second quarter of fiscal 2024 and the net impact of the $0.7 million of restructuring charges in the second quarter of fiscal 2023, cost of revenues for the second quarter of fiscal 2024 would have decreased by 21.8%, or 21.6% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the second quarter of fiscal 2024 decreased $5.9 million, or 4.1%, versus the second quarter of fiscal 2023. Excluding the impact of foreign currency, which negatively impacted gross profit in the second quarter of fiscal 2024 by $0.5 million, gross profit for the second quarter of fiscal 2024 would have decreased 3.8% versus the prior year period. Excluding the impact of the reversal of $0.1 million of restructuring charges in the second quarter of fiscal 2024 and the net impact of the $0.7 million of restructuring charges in the second quarter of fiscal 2023, gross profit for the second quarter of fiscal 2024 would have decreased by 4.6%, or 4.3% on a constant currency basis, versus the prior year period. Gross margin for the second quarter of fiscal 2024 increased to 67.9% versus 63.1% for the second quarter of fiscal 2023. Excluding the impact of foreign currency, gross margin in the second quarter of fiscal 2024 would have increased 4.9% to 68.0% versus the prior year period. Excluding the impact of the reversal of restructuring charges in the second quarter of fiscal 2024 and the net impact of restructuring charges in the second quarter of fiscal 2023, gross margin for the second quarter of fiscal 2024 would have increased 4.5% to 67.9%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period. This gross margin increase was driven primarily by the discontinuation of our lower margin consumer products business at the end of fiscal 2023.

Marketing

Marketing expenses for the second quarter of fiscal 2024 increased $2.6 million, or 5.0%, versus the second quarter of fiscal 2023. Excluding the impact of foreign currency, which decreased marketing expenses in the second quarter of fiscal 2024 by $0.2 million, marketing expenses for the second quarter of fiscal 2024 would have increased 5.3% versus the prior year period. This increase in marketing expenses was primarily due to higher spend on Online advertising, partially offset by lower spend on TV advertising and production fees and agency fees. Marketing expenses as a percentage of revenue for the second quarter of fiscal 2024 increased to 26.6% from 22.5% for the second quarter of fiscal 2023.

Selling, General and Administrative

Selling, general and administrative expenses for the second quarter of fiscal 2024 decreased $18.1 million, or 27.5%, versus the second quarter of fiscal 2023. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in the second quarter of fiscal 2024 by $0.1 million, selling, general and administrative expenses for the second quarter of fiscal 2024 would have decreased 27.4% versus the prior year period. Excluding the net impact of the $2.1 million of restructuring charges in the second quarter of fiscal 2024, the net impact of the $2.0 million of restructuring charges in the second quarter of fiscal 2023 and the impact of the $4.9 million of acquisition transaction costs in the second quarter of fiscal 2023, selling, general and administrative expenses for the second quarter of fiscal 2024 would have decreased by 22.6%, or 22.4% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to a decline in employee compensation and related costs. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2024 decreased to 23.6% from 29.0% for the second quarter of fiscal 2023. Excluding the net impact of restructuring charges in the second quarter of fiscal 2024, the net impact of restructuring charges in the second quarter of fiscal 2023 and the impact of acquisition transaction costs in the second quarter of fiscal 2023, selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2024 would have decreased by 3.4%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period.

Operating Income

Operating income for the second quarter of fiscal 2024 increased $9.6 million, or 36.5%, versus the second quarter of fiscal 2023. Excluding the impact of foreign currency, which negatively impacted operating income in the second quarter of fiscal 2024 by $0.3 million, operating income for the second quarter of fiscal 2024 would have increased 37.6% versus the prior year period. Excluding the net impact of the $2.0 million of restructuring charges in the second quarter of fiscal 2024, the net impact of the $2.7 million of restructuring charges in the second quarter of fiscal 2023 and the impact of the $4.9 million of acquisition transaction costs in the second quarter of fiscal 2023, operating income for the second quarter of fiscal 2024 would have increased by 12.0%, or 12.8% on a constant currency basis, versus the prior year period. Operating income margin for the second quarter of fiscal 2024 increased 6.2% to 17.8% versus 11.6% for the second quarter of fiscal 2023. Excluding the net impact of restructuring charges in the second quarter of fiscal 2024, the net impact of restructuring charges in the second quarter of fiscal 2023 and the impact of acquisition transaction costs in the second quarter of fiscal 2023, operating income margin for the second quarter of fiscal 2024 would have increased by 3.8%, or 3.9% on a constant currency basis, versus the prior year period. This increase in operating income margin was driven primarily by an increase in gross margin and a decrease in selling, general and administrative expenses as a percentage of revenue, partially offset by an increase in marketing expenses as a percentage of revenue, versus the prior year period.

Interest Expense

Interest expense for the second quarter of fiscal 2024 increased $4.5 million, or 18.7%, versus the second quarter of fiscal 2023. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2024 and the second quarter of fiscal 2023 and excluding the impact of any applicable interest rate swaps, increased to 7.76% per annum for the second quarter of fiscal 2024 from 7.51% per annum for the second quarter of fiscal 2023. Interest expense was impacted by the termination of our interest rate swaps on March 31, 2024. Including the impact of any applicable interest rate swaps, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2024 and the second quarter of fiscal 2023, increased to 7.76% per annum for the second quarter of fiscal 2024 from 6.63% per annum for the second quarter of fiscal 2023. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. Further information regarding our use of interest rate swaps can be found in Note 11 “Derivative Instruments and Hedging” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income, Net

Other income, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.4 million for the second quarter of fiscal 2024 to $0.1 million of income as compared to $0.5 million of income for the second quarter of fiscal 2023.

Tax

Our effective tax rate for the second quarter of fiscal 2024 was (213.0%) compared to (1,740.0%) for the second quarter of fiscal 2023. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted full-year tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to our forecasted full-year pretax loss (albeit minimal), drove the unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to pretax income for the second quarter of fiscal 2024 resulted in an income tax benefit. In addition, the effective tax rate was impacted by tax expense recorded for an out-of-period income tax adjustment and tax expense from a valuation allowance established to offset certain non-U.S. deferred tax assets due to the uncertainty of realizing future tax benefits. The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduces a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on our effective tax rate for the second quarter of fiscal 2024.

For the second quarter of fiscal 2023, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to foreign-derived intangible income (“FDII”).

Net Income and Earnings Per Share

Net income for the second quarter of fiscal 2024 was $23.3 million compared to net income for the second quarter of fiscal 2023 of $50.8 million. Net income for the second quarter of fiscal 2024 was negatively impacted by $0.2 million of foreign currency. Net income for the second quarter of fiscal 2024 included a $1.5 million net impact from restructuring charges. Net income for the second quarter of fiscal 2023 included a $2.0 million net impact from restructuring charges and a $4.3 million impact from acquisition transaction costs.

Earnings per fully diluted share (“EPS”) for the second quarter of fiscal 2024 was $0.29 compared to EPS for the second quarter of fiscal 2023 of $0.65. EPS per share for the second quarter of fiscal 2024 included a $0.02 net impact from restructuring charges. EPS for the second quarter of fiscal 2023 included a $0.03 net impact from restructuring charges and a $0.05 impact from acquisition transaction costs.

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

Metrics and Business Trends

The following tables set forth key metrics for the second quarter of fiscal 2024 and the percentage change in those metrics versus the prior year period, as applicable:

(in millions except percentages and as noted)

Q2 2024
GAAP			Constant Currency
Subscription Revenues	Other Revenues	Total Revenues	Subscription Revenues	Other Revenues	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
							(in thousands)
$200.0	$2.1	$202.1	$200.6	$2.1	$202.7	50.7	4,003.9	3,836.5

% Change Q2 2024 vs. Q2 2023
(5.7%)	(85.6%)	(10.9%)	(5.4%)	(85.5%)	(10.6%)	(4.9%)	(0.5%)	(6.1%)

(in millions except percentages and as noted)

Q2 2024
Digital Subscription Revenues					Workshops + Digital Subscription Revenues
GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
			(in thousands)					(in thousands)
$134.6	$135.1	42.0	3,277.1	3,189.6	$45.7	$45.8	7.7	640.0	566.0

% Change Q2 2024 vs. Q2 2023
(8.7%)	(8.3%)	(2.9%)	0.7%	(4.2%)	(20.1%)	(19.9%)	(21.3%)	(16.7%)	(21.4%)

(in millions except percentages and as noted)

Q2 2024
Clinical Subscription Revenues
GAAP		Clinical Paid Weeks		Incoming Clinical Subscribers		EOP Clinical Subscribers
				(in thousands)
$19.7		1.1		86.8		81.0

% Change Q2 2024 vs. Q2 2023
100.0%	*	100.0%	*	N/A	**	100.0%	*

* Note: Percentage in excess of 100.0% and not meaningful.

** N/A - There were no Incoming Clinical Subscribers in the prior year period since our acquisition of Sequence closed during the second quarter of fiscal 2023.

Operating Performance

The decrease in revenues for the second quarter of fiscal 2024 versus the prior year period was driven by both a decrease in Other Revenues and a decrease in Subscription Revenues. The decrease in Other Revenues for the second quarter of fiscal 2024 versus the prior year period was driven primarily by the discontinuation of our consumer products business at the end of fiscal 2023.

The decrease in Subscription Revenues for the second quarter of fiscal 2024 versus the prior year period was driven by both a decrease in Digital Subscription Revenues and a decrease in Workshops + Digital Subscription Revenues primarily due to a higher mix of subscribers within their initial, lower-priced, commitment periods and the continued mix shift from our Workshops + Digital business to our Digital business. Digital Subscription Revenues and Workshops + Digital Subscription Revenues were also negatively impacted by recruitment declines during the second quarter of fiscal 2024 as compared to the prior year period. In addition, the lower number of Incoming Workshops + Digital Subscribers at the beginning of the second quarter of fiscal 2024 versus the beginning of the second quarter of fiscal 2023 contributed to the decrease in Workshops + Digital Subscription Revenues in the quarter. The decrease in Subscription Revenues for the second quarter of fiscal 2024 was partially offset by an increase in Clinical Subscription Revenues versus the prior year period, despite the recruitment challenges in the second quarter of fiscal 2024 arising from the increasingly competitive environment.

The decrease in Total Paid Weeks for the second quarter of fiscal 2024 versus the prior year period was driven primarily by non-Clinical recruitment declines during the second quarter of fiscal 2024 as compared to the prior year period and the lower number of Incoming Subscribers at the beginning of the second quarter of fiscal 2024 versus the beginning of the second quarter of fiscal 2023.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 29, 2024 COMPARED TO THE SIX MONTHS ENDED JULY 1, 2023

The table below sets forth selected financial information for the first six months of fiscal 2024 from our consolidated statements of operations for the six months ended June 29, 2024 versus selected financial information for the first six months of fiscal 2023 from our consolidated statements of operations for the six months ended July 1, 2023.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Six Months Ended
	June 29, 2024	July 1, 2023	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$408.6	$468.7	$(60.1)	(12.8%)		(12.9%)
Cost of revenues	133.5	206.0	(72.5)	(35.2%)		(35.2%)
Gross profit	275.1	262.7	12.4	4.7%		4.7%
Gross Margin %	67.3%	56.0%

Marketing expenses	143.9	139.4	4.5	3.2%		3.1%
Selling, general & administrative expenses	106.6	125.6	(19.0)	(15.1%)		(15.1%)
Franchise rights acquired impairments	258.0	—	258.0	100.0%		100.0%
Operating loss	(233.4)	(2.3)	231.1	100.0%	*	100.0%	*
Operating Loss Margin %	(57.1%)	(0.5%)

Interest expense	53.3	46.9	6.4	13.6%		13.6%
Other income, net	(1.7)	(0.9)	0.8	97.6%		97.6%
Loss before income taxes	(285.0)	(48.3)	236.7	100.0%	*	100.0%	*

Provision for income taxes	39.6	19.5	20.1	100.0%	*	100.0%	*
Net loss	$(324.6)	$(67.9)	$256.8	100.0%	*	100.0%	*

Weighted average diluted shares outstanding	79.3	74.3	5.0	6.8%		6.8%
Diluted net loss per share	$(4.09)	$(0.91)	$3.18	100.0%	*	100.0%	*

Note: Totals may not sum due to rounding.

* Note: Percentage in excess of 100.0% and not meaningful.

Certain results for the first six months of fiscal 2024 are adjusted to exclude the impact of franchise rights acquired impairments and the net impact of restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the six months ended June 29, 2024 which have been adjusted.

				Operating
	Gross	Gross	Operating	Loss
(in millions except percentages)	Profit	Margin	Loss	Margin
First Six Months of Fiscal 2024	$275.1	67.3%	$(233.4)	(57.1%)
Adjustments to reported amounts (1)
Franchise rights acquired impairments	—		258.0
2023 plan restructuring charges	2.3		7.4
2022 plan restructuring charges	0.0		0.3
Total adjustments (1)	2.4		265.7
First Six Months of Fiscal 2024, as adjusted (1)	$277.4	67.9%	$32.3	7.9%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first six months of fiscal 2024 to exclude the impact of the $258.0 million ($241.5 million after tax) of franchise rights acquired impairments, and the net impact of the $7.4 million ($5.6 million after tax) of 2023 plan restructuring charges and the $0.3 million ($0.2 million after tax) of 2022 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first six months of fiscal 2023 are adjusted to exclude the net impact of restructuring charges and the impact of acquisition transaction costs. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the six months ended July 1, 2023 which have been adjusted.

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

Consolidated Results

Revenues

Revenues for the first six months of fiscal 2024 were $408.6 million, a decrease of $60.1 million, or 12.8%, versus the first six months of fiscal 2023. Excluding the impact of foreign currency, which positively impacted our revenues in the first six months of fiscal 2024 by $0.1 million, revenues for the first six months of fiscal 2024 would have decreased 12.9% versus the prior year period. This decrease was driven primarily by the decline in Other Revenues from the discontinuation of our consumer products business at the end of fiscal 2023. Lower Subscription Revenues, primarily due to a higher mix of subscribers within their initial, lower-priced, commitment periods and the continued mix shift from our Workshops + Digital business to our Digital business, also contributed to the decrease in revenues in the period. Additionally, Subscription Revenues were negatively impacted by non-Clinical recruitment declines during the first six months of fiscal 2024 versus the prior year period. Subscription Revenues included $38.5 million of Clinical Subscription Revenues for the first six months of fiscal 2024 versus $7.6 million of Clinical Subscription Revenues for the first six months of fiscal 2023 as a result of our acquisition of Sequence closing during the second quarter of fiscal 2023. See “—Operating Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for the first six months of fiscal 2024 decreased $72.5 million, or 35.2%, versus the first six months of fiscal 2023. Excluding the impact of foreign currency, which increased cost of revenues in the first six months of fiscal 2024 by $0.1 million, cost of revenues for the first six months of fiscal 2024 would have decreased 35.2% versus the prior year period. Excluding the net impact of the $2.4 million of restructuring charges in the first six months of fiscal 2024 and the net impact of the $19.3 million of restructuring charges in the first six months of fiscal 2023, cost of revenues for the first six months of fiscal 2024 would have decreased by 29.8%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the first six months of fiscal 2024 increased $12.4 million, or 4.7%, versus the first six months of fiscal 2023. Excluding the impact of foreign currency, which positively impacted gross profit in the first six months of fiscal 2024 by $0.1 million, gross profit for the first six months of fiscal 2024 would have increased 4.7% versus the prior year period. Excluding the net impact of the $2.4 million of restructuring charges in the first six months of fiscal 2024 and the net impact of the $19.3 million of restructuring charges in the first six months of fiscal 2023, gross profit for the first six months of fiscal 2024 would have decreased by 1.6%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period. Gross margin for the first six months of fiscal 2024 increased to 67.3%, both as reported and on a constant currency basis, versus 56.0% for the first six months of fiscal 2023. Excluding the net impact of restructuring charges in the first six months of fiscal 2024 and the net impact of restructuring charges in the first six months of fiscal 2023, gross margin for the first six months of fiscal 2024 would have increased 7.7% to 67.9%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period. This gross margin increase was driven primarily by the discontinuation of our lower margin consumer products business at the end of fiscal 2023.

Marketing

Marketing expenses for the first six months of fiscal 2024 increased $4.5 million, or 3.2%, versus the first six months of fiscal 2023. Excluding the impact of foreign currency, which increased marketing expenses in the first six months of fiscal 2024 by $0.1 million, marketing expenses for the first six months of fiscal 2024 would have increased 3.1% versus the prior year period. This increase in marketing expenses was primarily due to higher spend on Online advertising, partially offset by lower spend on TV advertising and production fees and agency fees. Marketing expenses as a percentage of revenue for the first six months of fiscal 2024 increased to 35.2% from 29.7% for the first six months of fiscal 2023.

Selling, General and Administrative

Selling, general and administrative expenses for the first six months of fiscal 2024 decreased $19.0 million, or 15.1%, versus the first six months of fiscal 2023. Excluding the impact of foreign currency, which increased selling, general and administrative expenses in the first six months of fiscal 2024 by $0.1 million, selling, general and administrative expenses for the first six months of fiscal 2024 would have decreased 15.1% versus the prior year period. Excluding the net impact of the $5.4 million of restructuring charges in the first six months of fiscal 2024, the net impact of the $6.0 million of restructuring charges in the first six months of fiscal 2023 and the impact of the $8.6 million of acquisition transaction costs in the first six months of fiscal 2023, selling, general and administrative expenses for the first six months of fiscal 2024 would have decreased by 8.7%, or 8.8% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to a decline in employee compensation and related costs. Selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2024 decreased to 26.1% from 26.8% for the first six months of fiscal 2023. Excluding the net impact of restructuring charges in the first six months of fiscal 2024, the net impact of restructuring charges in the first six months of fiscal 2023 and the impact of acquisition transaction costs in the first six months of fiscal 2023, selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2024 would have increased by 1.1%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period.

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

Operating Loss

Operating loss for the first six months of fiscal 2024 was $233.4 million compared to operating loss for the first six months of fiscal 2023 of $2.3 million. Foreign currency had a de minimis impact on operating loss for the first six months of fiscal 2024. Excluding the impact of the $258.0 million of franchise rights acquired impairments in the first six months of fiscal 2024, the net impact of the $7.7 million of restructuring charges in the first six months of fiscal 2024, the net impact of the $25.3 million of restructuring charges in the first six months of fiscal 2023 and the impact of the $8.6 million of acquisition transaction costs in the first six months of fiscal 2023, operating income would have been $32.3 million for the first six months of fiscal 2024 versus operating income of $31.6 million for the first six months of fiscal 2023, an increase of 2.1%, or 2.5% on a constant currency basis. Operating loss margin for the first six months of fiscal 2024 was 57.1% compared to operating loss margin for the first six months of fiscal 2023 of 0.5%. Excluding the impact of franchise rights acquired impairments in the first six months of fiscal 2024, the net impact of restructuring charges in the first six months of fiscal 2024, the net impact of restructuring charges in the first six months of fiscal 2023 and the impact of acquisition transaction costs in the first six months of fiscal 2023, operating income margin would have been 7.9% for the first six months of fiscal 2024, both as adjusted and as adjusted on a constant currency basis, versus operating income margin of 6.8% for the first six months of fiscal 2023. This increase in operating income margin was driven primarily by an increase in gross margin, partially offset by an increase in marketing expenses as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue, versus the prior year period.

Interest Expense

Interest expense for the first six months of fiscal 2024 increased $6.4 million, or 13.6%, versus the first six months of fiscal 2023. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2024 and the first six months of fiscal 2023 and excluding the impact of any applicable interest rate swaps, increased to 7.77% per annum for the first six months of fiscal 2024 from 7.35% per annum for the first six months of fiscal 2023. Interest expense was impacted by the termination of our interest rate swaps on March 31, 2024. Including the impact of any applicable interest rate swaps, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2024 and the first six months of fiscal 2023, increased to 7.28% per annum for the first six months of fiscal 2024 from 6.55% per annum for the first six months of fiscal 2023. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. Further information regarding our use of interest rate swaps can be found in Note 11 “Derivative Instruments and Hedging” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income, Net

Other income, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.8 million for the first six months of fiscal 2024 to $1.7 million of income as compared to $0.9 million of income for the first six months of fiscal 2023.

Tax

Our effective tax rate for the first six months of fiscal 2024 was (13.9%) compared to (40.4%) for the first six months of fiscal 2023. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted full-year tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to our forecasted full-year pretax loss (albeit minimal), drove the unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to the pretax loss for the first six months of fiscal 2024 resulted in an income tax expense. In addition, the effective tax rate was impacted by tax expense recorded for an out-of-period income tax adjustment and tax expense from a valuation allowance established to offset certain non-U.S. deferred tax assets due to the uncertainty of realizing future tax benefits. The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduces a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on our effective tax rate for the first six months of fiscal 2024.

For the first six months of fiscal 2023, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII.

Net Loss and Diluted Net Loss Per Share

Net loss for the first six months of fiscal 2024 was $324.6 million compared to the net loss for the first six months of fiscal 2023 of $67.9 million. Foreign currency had a de minimis impact on net loss for the first six months of fiscal 2024. Net loss for the first six months of fiscal 2024 included a $241.5 million impact from franchise rights acquired impairments and a $5.8 million net impact from restructuring charges. Net loss for the first six months of fiscal 2023 included a $19.0 million net impact from restructuring charges and a $7.5 million impact from acquisition transaction costs.

Diluted net loss per share for the first six months of fiscal 2024 was $4.09 compared to diluted net loss per share for the first six months of fiscal 2023 of $0.91. Diluted net loss per share for the first six months of fiscal 2024 included a $3.04 impact from franchise rights acquired impairments and a $0.07 net impact from restructuring charges. Diluted net loss per share for the first six months of fiscal 2023 included a $0.26 net impact from restructuring charges and a $0.10 impact from acquisition transaction costs.

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

Metrics and Business Trends

The following tables set forth key metrics for the first six months of fiscal 2024 and the percentage change in those metrics versus the prior year period, as applicable:

(in millions except percentages and as noted)

First Six Months of Fiscal 2024
GAAP			Constant Currency
Subscription Revenues	Other Revenues	Total Revenues	Subscription Revenues	Other Revenues	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
							(in thousands)
$404.0	$4.6	$408.6	$403.9	$4.6	$408.5	102.5	3,797.5	3,836.5

% Change First Six Months of Fiscal 2024 vs. First Six Months of Fiscal 2023
(4.5%)	(89.9%)	(12.8%)	(4.6%)	(89.9%)	(12.9%)	(1.7%)	7.1%	(6.1%)

(in millions except percentages and as noted)

First Six Months of Fiscal 2024
Digital Subscription Revenues					Workshops + Digital Subscription Revenues
GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
			(in thousands)					(in thousands)
$272.2	$272.1	84.3	3,079.4	3,189.6	$93.4	$93.3	16.1	651.5	566.0

% Change First Six Months of Fiscal 2024 vs. First Six Months of Fiscal 2023
(8.3%)	(8.3%)	0.3%	8.6%	(4.2%)	(21.5%)	(21.5%)	(19.1%)	(8.3%)	(21.4%)

(in millions except percentages and as noted)

First Six Months of Fiscal 2024
Clinical Subscription Revenues
GAAP		Clinical Paid Weeks		Incoming Clinical Subscribers		EOP Clinical Subscribers
				(in thousands)
$38.5		2.1		66.6		81.0

% Change First Six Months of Fiscal 2024 vs. First Six Months of Fiscal 2023
100.0%	*	100.0%	*	N/A	**	100.0%	*

* Note: Percentage in excess of 100.0% and not meaningful.

** N/A - There were no Incoming Clinical Subscribers in the prior year period since our acquisition of Sequence closed during the second quarter of fiscal 2023.

Operating Performance

The decrease in revenues for the first six months of fiscal 2024 versus the prior year period was driven by a decrease in Other Revenues and, to a lesser extent, a decrease in Subscription Revenues. The decrease in Other Revenues for the first six months of fiscal 2024 versus the prior year period was driven primarily by the discontinuation of our consumer products business at the end of fiscal 2023.

The decrease in Subscription Revenues for the first six months of fiscal 2024 versus the prior year period was driven primarily by both a decrease in Workshops + Digital Subscription Revenues and a decrease in Digital Subscription Revenues primarily due to a higher mix of subscribers within their initial, lower-priced, commitment periods and the continued mix shift from our Workshops + Digital business to our Digital business. Workshops + Digital Subscription Revenues and Digital Subscription Revenues were also negatively impacted by recruitment declines during the first six months of fiscal 2024 as compared to the prior year period. In addition, the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2024 versus the beginning of fiscal 2023 contributed to the decrease in Workshops + Digital Subscription Revenues in the period. Subscription Revenues for the first six months of fiscal 2024 benefited from Clinical Subscription Revenues following our acquisition of Sequence during the second quarter of fiscal 2023, despite the recruitment challenges in the second quarter of fiscal 2024 arising from the increasingly competitive environment.

The decrease in Total Paid Weeks for the first six months of fiscal 2024 versus the prior year period was driven primarily by non-Clinical recruitment declines during the first six months of fiscal 2024 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied us with our primary source of liquidity. We have used these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. Upon the completion of our acquisition of Sequence (the “Acquisition”), in the second quarter of fiscal 2023, we had a net cash outlay of $40.3 million on April 10, 2023 with respect to the payment of the purchase price and certain transaction costs. For additional details on the purchase price consideration for the Acquisition and related terms, including with respect to the first anniversary payment, see Note 5 “Acquisitions” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. These cash outlays have reduced the liquidity available to us in the future. See “Risk Factors—Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)—The Acquisition may not achieve its intended results.” and “Risk Factors—Risks Related to Our Liquidity—We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.” contained in our Annual Report on Form 10-K for fiscal 2023 for additional details. We currently believe that cash generated by operations, our cash on hand of approximately $42.7 million at June 29, 2024, our availability under our Revolving Credit Facility (as defined and described below) at June 29, 2024 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity. For example, restructuring plans instituted in recent fiscal years, and most recently in July 2024, have resulted in aggregate cash outlays of approximately $13.5 million in the first six months of fiscal 2024 and are expected to result in an additional $13.9 million for the remainder of fiscal 2024. For additional details, see Note 15 “Restructuring” and Note 16 “Subsequent Event” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The evolving nature, and uncertain economic impact, of the current demand environment may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to fully access our Revolving Credit Facility, may be adversely affected. Pursuant to their respective terms, our interest rate swaps were terminated on March 31, 2024. Given subsequent market conditions, management determined to not enter into any new swap arrangement during the second quarter of fiscal 2024. Management continues to evaluate its exposure to interest rates and, from time to time, may opportunistically hedge any interest rate exposure by entering into new swap arrangements.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents at:

	June 29,	December 30,	Increase/
	2024	2023	(Decrease)
	(in millions)
Total current assets	$88.1	$179.5	$(91.4)
Total current liabilities	200.4	205.5	(5.1)
Working capital deficit	(112.3)	(26.0)	86.3
Cash and cash equivalents	42.7	109.4	(66.7)
Working capital deficit, excluding cash and cash equivalents	$(155.0)	$(135.4)	$19.6

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $19.6 million increase in our working capital deficit, excluding cash and cash equivalents:

				Impact to
	June 29,	December 30,	Increase/	Working
	2024	2023	(Decrease)	Capital Deficit
	(in millions)
Operational liabilities and other, net of assets	$83.6	$113.7	$(30.1)	$(30.1)
Deferred revenue	$33.8	$34.0	$(0.1)	$(0.1)
Portion of operating lease liabilities due within one year	$9.5	$9.6	$(0.1)	$(0.1)
Accrued interest	$5.3	$5.3	$—	$—
Derivative receivable	$—	$3.6	$(3.6)	$3.6
Prepaid income taxes	$12.9	$25.4	$(12.5)	$12.5
Income taxes payable	$35.4	$1.6	$33.8	$33.8
Working capital deficit change, excluding cash and cash equivalents				$19.6

Note: Totals may not sum due to rounding.

The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by a decrease in accrued liabilities due to a decline in employee compensation and related costs. The decrease in prepaid income taxes and the increase in income taxes payable was primarily due to the outsized impact of a significant, largely non-cash, income tax expense resulting from the valuation allowance recorded to reflect the uncertainty of the realization of U.S. deferred tax assets. A decrease in income taxes payable is expected to largely reverse this impact in the third and fourth quarters of fiscal 2024.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended:

	June 29,	July 1,
	2024	2023
	(in millions)
Net cash used for operating activities	$(38.0)	$(27.1)
Net cash used for investing activities	$(10.1)	$(58.0)
Net cash used for financing activities	$(17.1)	$(2.3)

Operating Activities

Cash flows used for operating activities of $38.0 million for the first six months of fiscal 2024 reflected an increase of $10.9 million from $27.1 million of cash flows used for operating activities for the first six months of fiscal 2023. This increase in cash flows used for operating activities was primarily attributable to an increase in net loss, partially offset by an increase in non-cash add-back adjustments driven by the franchise rights acquired impairments, in the first six months of fiscal 2024 as compared to the prior year period.

Investing Activities

Net cash used for investing activities totaled $10.1 million for the first six months of fiscal 2024, a decrease of $47.9 million as compared to the first six months of fiscal 2023. This decrease was primarily attributable to a decrease in cash paid for acquisitions, net of cash acquired, and a decrease in capitalized software and website development expenditures in the first six months of fiscal 2024 as compared to the prior year period.

Financing Activities

Net cash used for financing activities totaled $17.1 million for the first six months of fiscal 2024, an increase of $14.8 million as compared to the first six months of fiscal 2023. This increase was primarily attributable to an increase in cash paid for acquisitions in the first six months of fiscal 2024 as compared to the prior year period.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at June 29, 2024:

Long-Term Debt

At June 29, 2024

(in millions)

June 29, 2024
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	7.8
Unamortized debt discount	8.6
Total long-term debt	$1,428.6

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

As of June 29, 2024, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of June 29, 2024.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of June 29, 2024, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default. As of June 29, 2024, we were in compliance with the covenants under the Credit Agreement that were in effect on such date.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, with a step down to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of June 29, 2024, our actual Consolidated First Lien Leverage Ratio was 8.74:1.00 and there were no borrowings under our Revolving Credit Facility and total letters of credit issued were $1.2 million. We were not in compliance with the Consolidated First Lien Leverage Ratio as of June 29, 2024, and as a result, we are limited to borrowing no more than 35%, or $61.3 million, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until we comply with the applicable ratio.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021 (as amended, supplemented or modified from time to time, the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. As of June 29, 2024, we were in compliance with the covenants under the Indenture that were in effect on such date.

The Senior Secured Notes accrue interest at a rate per annum equal to 4.500% and will mature on April 15, 2029. Interest on the Senior Secured Notes is payable semi-annually on April 15 and October 15 of each year. Commencing April 15, 2024, we may on any one or more occasions redeem some or all of the Senior Secured Notes at a purchase price equal to 102.250% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, such optional redemption price decreasing to 101.125% on or after April 15, 2025 and to 100.000% on or after April 15, 2026. If a change of control occurs, we must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 101% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Following the sale of certain assets and subject to certain conditions, we must offer to purchase for cash the Senior Secured Notes at a purchase price equal to 100% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

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

Outstanding Debt

At June 29, 2024, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At June 29, 2024 and December 30, 2023, our debt consisted of both fixed and variable-rate instruments. We have historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. At June 29, 2024, the Company did not have any interest rate swaps in effect. Further information regarding our use of interest rate swaps can be found in Note 11 “Derivative Instruments and Hedging” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 7.77% and 7.64% per annum at June 29, 2024 and December 30, 2023, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of any applicable interest rate swaps, was approximately 7.20% and 6.53% per annum at June 29, 2024 and December 30, 2023, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at June 29, 2024:

Total Debt Obligation

(Including Current Portion)

At June 29, 2024

(in millions)

Remainder of fiscal 2024	$—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	10.0
Fiscal 2028	935.0
Fiscal 2029	500.0
Thereafter	—
Total	$1,445.0

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the effects of foreign currency translations and the fair value of derivative instruments. At June 29, 2024 and July 1, 2023, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $17.4 million and a loss of $15.5 million, respectively. At June 29, 2024 and July 1, 2023, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was $0.0 million and a gain of $8.0 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. The repurchase program currently has no expiration date. During the six months ended June 29, 2024 and July 1, 2023, we did not repurchase any shares of our common stock under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, and certain non-recurring transaction costs in connection with the Acquisition.

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net income (loss), the most comparable GAAP financial measure, for the three and six months ended June 29, 2024 and July 1, 2023, and EBITDAS and Adjusted EBITDAS to net loss for the trailing twelve months ended June 29, 2024:

(in millions)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	Trailing Twelve Months
Net income (loss)	$23.3	$50.8	$(324.6)	$(67.9)	$(369.0)
Interest	28.6	24.1	53.3	46.9	102.3
Taxes	(15.8)	(48.1)	39.6	19.5	58.7
Depreciation and amortization	9.5	11.9	19.9	22.2	43.4
Stock-based compensation	2.7	3.1	5.1	5.7	10.7
EBITDAS	$48.3	$41.8	$(206.6)	$26.5	$(153.9)
Franchise rights acquired and goodwill impairments	—	—	258.0	—	261.6
2023 plan restructuring charges	1.9	1.8	7.4	24.4	36.7
2022 plan restructuring charges	0.1	0.8	0.3	0.9	0.6
2021 plan restructuring charges	—	0.1	—	0.1	—
2020 plan restructuring charges	—	(0.0)	—	(0.0)	—
Acquisition transaction costs (1)	—	4.9	—	8.6	—
Adjusted EBITDAS (2)	$50.3	$49.4	$59.1	$60.4	$145.0

Note: Totals may not sum due to rounding.

(1)
Includes stock-based compensation expense attributable to post-combination vesting of $3.9 million.
(2)
The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of operations for the three months ended June 29, 2024 to exclude the net impact of the $1.9 million of 2023 plan restructuring charges and the $0.1 million of 2022 plan restructuring charges; (ii) adjusts the consolidated statements of operations for the three months ended July 1, 2023 to exclude the net impact of the $1.8 million of 2023 plan restructuring charges, the $0.8 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the reversal of $16 thousand of 2020 plan restructuring charges, and the impact of $4.9 million of acquisition transaction costs; (iii) adjusts the consolidated statements of operations for the six months ended June 29, 2024 to exclude the impact of the $258.0 million of franchise rights acquired impairments, and the net impact of the $7.4 million of 2023 plan restructuring charges and the $0.3 million of 2022 plan restructuring charges; (iv) adjusts the consolidated statements of operations for the six months ended July 1, 2023 to exclude the net impact of the $24.4 million of 2023 plan restructuring charges, the $0.9 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the reversal of $22 thousand of 2020 plan restructuring charges, and the impact of $8.6 million of acquisition transaction costs; and (v) adjusts EBITDAS for the trailing twelve months ended June 29, 2024 to exclude the impact of the $261.6 million of franchise rights acquired and goodwill impairments, and the net impact of the $36.7 million of 2023 plan restructuring charges and the $0.6 million of 2022 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of June 29, 2024, our total debt less unamortized deferred financing costs and unamortized debt discount/net loss ratio was (3.9)x. As of June 29, 2024, our net debt/Adjusted EBITDAS ratio was 9.6x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the six months ended:

(in millions)

June 29, 2024
Total debt	$1,445.0
Less: Unamortized deferred financing costs	7.8
Less: Unamortized debt discount	8.6
Less: Cash on hand	42.7
Net debt	$1,385.8

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to their respective terms, our interest rate swaps in effect as of the end of the first quarter of fiscal 2024 terminated on March 31, 2024. Given subsequent market conditions, management determined to not enter into any new swap arrangements following such termination. Except for the impact from the termination of such swap arrangements discussed below, as of June 29, 2024, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2023 have not materially changed from December 30, 2023.

At the end of the second quarter of fiscal 2024, borrowings under the Credit Facilities bore interest at Term SOFR plus an applicable margin of 3.50%. For the Term Loan Facility, the minimum interest rate for Term SOFR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50%, referred to herein as the Term SOFR Floor. Accordingly, as of June 29, 2024, based on the amount of variable rate debt outstanding and the then-current Term SOFR rate, after giving consideration to the Term SOFR Floor, a hypothetical 125 basis point increase in interest rates would have increased annual interest expense by approximately $11.8 million and a hypothetical 125 basis point decrease in interest rates would have decreased annual interest expense by approximately $11.8 million. This change in market risk exposure from the end of fiscal 2023 was primarily due to the termination of our interest rate swaps on March 31, 2024 discussed above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2024, the end of the second quarter of fiscal 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the second quarter of fiscal 2024, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended June 29, 2024, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5–1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

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

**Exhibit 3.1

Second Amended and Restated Articles of Incorporation of WW International, Inc. (effective May 13, 2024) (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K/A, as filed on May 24, 2024 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 3.2

Amended and Restated Bylaws of WW International, Inc. (effective May 13, 2024) (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed on May 13, 2024 (File No. 001-16769), and incorporated herein by reference).

†*Exhibit 10.1	Separation Agreement and General Release, dated May 21, 2024, by and between WW International, Inc. and Amanda Tolleson.

*Exhibit 31.1	Rule 13a-14(a) Certification by Sima Sistani, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Heather Stark, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

† Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: August 1, 2024	By:	/s/ Sima Sistani
Sima Sistani
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Heather Stark
Heather Stark
Chief Financial Officer (Principal Financial Officer)