Form 10-Q
period 2024-09-28
WW INTERNATIONAL, INC.
filed 2024-11-06
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

The number of shares of common stock outstanding as of October 30, 2024 was 79,863,592.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	September 28,	December 30,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,181	$109,366
Receivables (net of allowances: September 28, 2024 - $2,399 and December 30, 2023 - $1,041)	12,615	14,938
Prepaid income taxes	11,240	25,370
Prepaid marketing and advertising	3,390	10,149
Prepaid expenses and other current assets	16,802	19,651
TOTAL CURRENT ASSETS	101,228	179,474
Property and equipment, net	16,901	19,741
Operating lease assets	45,312	52,272
Franchise rights acquired	71,184	386,526
Goodwill	242,754	243,441
Other intangible assets, net	49,319	63,208
Deferred income taxes	17,309	19,683
Other noncurrent assets	18,346	17,685
TOTAL ASSETS	$562,353	$982,030
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$8,976	$9,613
Accounts payable	16,739	18,507
Salaries and wages payable	62,253	79,096
Accrued marketing and advertising	11,519	18,215
Accrued interest	17,478	5,346
Deferred acquisition payable	15,055	16,500
Other accrued liabilities	19,307	22,610
Income taxes payable	6,705	1,609
Deferred revenue	31,425	33,966
TOTAL CURRENT LIABILITIES	189,457	205,462
Long-term debt, net	1,429,598	1,426,464
Long-term operating lease liabilities	46,925	53,461
Deferred income taxes	23,467	41,994
Other	1,626	15,743
TOTAL LIABILITIES	1,691,073	1,743,124
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 130,048 shares issued at September 28, 2024 and 130,048 shares issued at December 30, 2023	0	0
Treasury stock, at cost, 50,314 shares at September 28, 2024 and 50,859 shares at December 30, 2023	(3,039,309)	(3,064,628)
Retained earnings	1,925,146	2,314,834
Accumulated other comprehensive loss	(14,557)	(11,300)
TOTAL DEFICIT	(1,128,720)	(761,094)
TOTAL LIABILITIES AND TOTAL DEFICIT	$562,353	$982,030

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Subscription revenues, net	$191,248	$203,496	$595,260	$626,667
Other revenues, net	1,639	11,375	6,248	56,927
Revenues, net	192,887	214,871	601,508	683,594
Cost of subscription revenues	63,329	67,080	195,168	233,354
Cost of other revenues	62	6,036	1,750	45,794
Cost of revenues	63,391	73,116	196,918	279,148
Gross profit	129,496	141,755	404,590	404,446
Marketing expenses	44,402	48,114	188,260	187,468
Selling, general and administrative expenses	67,094	63,034	173,741	188,638
Franchise rights acquired impairments	57,045	—	315,033	—
Operating (loss) income	(39,045)	30,607	(272,444)	28,340
Interest expense	28,619	24,508	81,923	71,429
Other expense (income), net	5,870	815	4,187	(36)
(Loss) income before income taxes	(73,534)	5,284	(358,554)	(43,053)
(Benefit from) provision for income taxes	(27,342)	(38,447)	12,270	(18,933)
Net (loss) income	$(46,192)	$43,731	$(370,824)	$(24,120)
(Net loss) earnings per share
Basic	$(0.58)	$0.55	$(4.67)	$(0.32)
Diluted	$(0.58)	$0.54	$(4.67)	$(0.32)
Weighted average common shares outstanding
Basic	79,732	78,979	79,474	75,861
Diluted	79,732	80,638	79,474	75,861

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net (loss) income	$(46,192)	$43,731	$(370,824)	$(24,120)
Other comprehensive income (loss):
Foreign currency translation income (loss)	3,791	(2,639)	(712)	(1,710)
Income tax (expense) benefit on foreign currency translation income (loss)	(953)	660	171	428
Foreign currency translation income (loss), net of taxes	2,838	(1,979)	(541)	(1,282)
Loss on derivatives	—	(3,280)	(3,473)	(6,955)
Income tax benefit on loss on derivatives	—	820	757	1,739
Loss on derivatives, net of taxes	—	(2,460)	(2,716)	(5,216)
Total other comprehensive income (loss)	2,838	(4,439)	(3,257)	(6,498)
Comprehensive (loss) income	$(43,354)	$39,292	$(374,081)	$(30,618)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

Three Months Ended September 28, 2024					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at June 29, 2024	130,048	$0	50,344	$(3,040,679)	$(17,395)	$1,970,791	$(1,087,283)
Comprehensive (loss) income	—	—	—	—	2,838	(46,192)	(43,354)
Issuance of treasury stock under stock plans	—	—	(30)	1,370	—	(1,370)	0
Compensation expense on share-based awards	—	—	—	—	—	1,917	1,917
Balance at September 28, 2024	130,048	$0	50,314	$(3,039,309)	$(14,557)	$1,925,146	$(1,128,720)

Nine Months Ended September 28, 2024					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 30, 2023	130,048	$0	50,859	$(3,064,628)	$(11,300)	$2,314,834	$(761,094)
Comprehensive loss	—	—	—	—	(3,257)	(370,824)	(374,081)
Issuance of treasury stock under stock plans	—	—	(545)	25,319	—	(25,923)	(604)
Compensation expense on share-based awards	—	—	—	—	—	7,059	7,059
Balance at September 28, 2024	130,048	$0	50,314	$(3,039,309)	$(14,557)	$1,925,146	$(1,128,720)

Three Months Ended September 30, 2023					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at July 1, 2023	130,048	$0	51,146	$(3,079,073)	$(7,529)	$2,368,375	$(718,227)
Comprehensive income (loss)	—	—	—	—	(4,439)	43,731	39,292
Issuance of treasury stock under stock plans	—	—	(116)	5,877	—	(5,334)	543
Compensation expense on share-based awards	—	—	—	—	—	3,225	3,225
Balance at September 30, 2023	130,048	$0	51,030	$(3,073,196)	$(11,968)	$2,409,997	$(675,167)

Nine Months Ended September 30, 2023					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 31, 2022	122,052	$0	51,496	$(3,097,304)	$(5,470)	$2,416,994	$(685,780)
Comprehensive loss	—	—	—	—	(6,498)	(24,120)	(30,618)
Issuance of treasury stock under stock plans	—	—	(466)	24,108	—	(24,776)	(668)
Compensation expense on share-based awards	—	—	—	—	—	8,956	8,956
Issuance of common stock	7,996	—	—	—	—	32,943	32,943
Balance at September 30, 2023	130,048	$0	51,030	$(3,073,196)	$(11,968)	$2,409,997	$(675,167)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 28,	September 30,
	2024	2023
Operating activities:
Net loss	$(370,824)	$(24,120)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	29,103	39,805
Amortization of deferred financing costs and debt discount	3,763	3,763
Impairment of franchise rights acquired	315,033	—
Impairment of intangible and long-lived assets	297	197
Share-based compensation expense	7,059	12,838
Deferred tax benefit	(15,905)	(7,449)
Allowance for doubtful accounts	12,296	407
Reserve for inventory obsolescence	75	1,897
Foreign currency exchange rate loss (gain)	1,902	(31)
Changes in cash due to:
Receivables	4,675	9,117
Inventories	97	9,009
Prepaid expenses	19,754	(27,301)
Accounts payable	(1,718)	1,221
Accrued liabilities	(14,551)	(17,010)
Deferred revenue	(2,745)	309
Other long term assets and liabilities, net	(15,334)	(2,701)
Income taxes	5,576	(1,104)
Cash used for operating activities	(21,447)	(1,153)
Investing activities:
Capital expenditures	(598)	(2,143)
Capitalized software and website development expenditures	(12,620)	(26,190)
Cash paid for acquisitions, net of cash acquired	—	(38,362)
Other items, net	(5)	(14)
Cash used for investing activities	(13,223)	(66,709)
Financing activities:
Taxes paid related to net share settlement of equity awards	(631)	(1,417)
Proceeds from stock options exercised	—	710
Cash paid for acquisitions	(16,500)	(1,178)
Other items, net	(4)	(43)
Cash used for financing activities	(17,135)	(1,928)
Effect of exchange rate changes on cash and cash equivalents	(380)	(1,038)
Net decrease in cash and cash equivalents	(52,185)	(70,828)
Cash and cash equivalents, beginning of period	109,366	178,326
Cash and cash equivalents, end of period	$57,181	$107,498

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc., all of its subsidiaries and the variable interest entities of which WW International, Inc. is the primary beneficiary. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings. The Company’s “Workshops + Digital” business refers to providing subscriptions for unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings. The Company’s “Clinical” business refers to providing subscriptions to the Company’s clinical product offerings provided by WeightWatchers Clinic (formerly referred to as Sequence) combined with the Company’s digital subscription product offerings.

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

In the second quarter of fiscal 2024, the Company identified and recorded an out-of-period adjustment related to an income tax error. The impact of correcting this error, which was immaterial to all current and prior period financial statements and corrected in the second quarter of fiscal 2024, resulted in an income tax expense of approximately $2,748, with a corresponding decrease to net income, for the nine months ended September 28, 2024.

These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2023 filed on February 28, 2024, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.
Accounting Standards Adopted in Current Year

There were no new accounting standards adopted during the nine months ended September 28, 2024.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

3.
Leases

At September 28, 2024 and December 30, 2023, the Company’s lease assets and lease liabilities, primarily for its studios and corporate offices, were as follows:

	September 28, 2024	December 30, 2023
Assets:
Operating leases	$45,312	$52,272
Finance leases	0	5
Total lease assets	$45,312	$52,277

Liabilities:
Current
Operating leases	$8,976	$9,613
Finance leases	0	4
Noncurrent
Operating leases	46,925	53,461
Finance leases	—	—
Total lease liabilities	$55,901	$63,078

For the three and nine months ended September 28, 2024 and September 30, 2023, the components of the Company’s lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Operating lease cost:
Fixed lease cost	$3,874	$4,312	$11,766	$17,423
Lease termination cost (benefit)	21	(538)	(135)	11,512
Variable lease cost	4	15	21	46
Total operating lease cost	$3,899	$3,789	$11,652	$28,981
Finance lease cost:
Amortization of leased assets	1	5	$4	$43
Interest on lease liabilities	0	0	0	1
Total finance lease cost	$1	$5	$4	$44
Total lease cost	$3,900	$3,794	$11,656	$29,025

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023. The Company recorded $914 and $2,741 of sublease income for the three and nine months ended September 28, 2024, respectively, and $931 and $2,455 of sublease income for the three and nine months ended September 30, 2023, respectively, as an offset to general and administrative expenses.

At September 28, 2024 and December 30, 2023, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	September 28, 2024	December 30, 2023
Weighted Average Remaining Lease Term (years)
Operating leases	6.90	7.31
Finance leases	0.20	0.48

Weighted Average Discount Rate
Operating leases	7.61	7.54
Finance leases	3.69	4.10

The Company’s leases have remaining lease terms of 0 to 8 years with a weighted average lease term of 6.90 years as of September 28, 2024.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At September 28, 2024, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

	Operating Leases	Finance Leases	Total
Remainder of fiscal 2024	$2,533	$0	$2,533
Fiscal 2025	13,388	—	13,388
Fiscal 2026	10,373	—	10,373
Fiscal 2027	9,552	—	9,552
Fiscal 2028	9,106	—	9,106
Fiscal 2029	8,988	—	8,988
Thereafter	17,852	—	17,852
Total lease payments	$71,792	$0	$71,792
Less imputed interest	15,891	0	15,891
Present value of lease liabilities	$55,901	$0	$55,901

Supplemental cash flow information related to leases for the nine months ended September 28, 2024 and September 30, 2023 were as follows:

	Nine Months Ended
	September 28,	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,939	$17,826
Operating cash flows from finance leases	$0	$1
Financing cash flows from finance leases	$4	$43

Lease assets obtained (modified) in exchange for new (modified) operating lease liabilities	$1,451	$(6,683)
Lease assets (modified) obtained in exchange for (modified) new finance lease liabilities	$(1)	$—

4.
Revenue

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Digital Subscription Revenues	$127,179	$140,889	$399,364	$437,613
Workshops + Digital Subscription Revenues	45,015	52,618	138,367	171,473
Clinical Subscription Revenues	19,054	9,989	57,529	17,581
Subscription Revenues, net	$191,248	$203,496	$595,260	$626,667
Other Revenues, net	1,639	11,375	6,248	56,927
Revenues, net	$192,887	$214,871	$601,508	$683,594

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 30, 2023	$33,966	$165
Net decrease during the period	(2,541)	(110)
Balance as of September 28, 2024	$31,425	$55

Balance as of December 31, 2022	$32,156	$360
Net increase (decrease) during the period	289	(155)
Balance as of September 30, 2023	$32,445	$205

Revenue recognized from amounts included in current deferred revenue as of December 30, 2023 was $32,344 for the nine months ended September 28, 2024. Revenue recognized from amounts included in current deferred revenue as of December 31, 2022 was $31,855 for the nine months ended September 30, 2023. The Company’s long-term deferred revenue, which is included in other liabilities on its consolidated balance sheets, represents revenue that will not be recognized during the next 12 months and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third-party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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

6.
Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended September 28, 2024, the change in the carrying value of franchise rights acquired was due to the impairments of the United States, Australia, United Kingdom and New Zealand units of account as discussed below and the effect of exchange rate changes.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005, Sequence in 2023 and the Company’s franchised territories. See Note 5 for additional information on the Company’s acquisitions. For the nine months ended September 28, 2024, the change in the carrying value of goodwill was due to the effect of exchange rate changes as follows:

Balance as of December 31, 2022	$155,998
Goodwill acquired during the period	89,742
Goodwill impairment	(3,586)
Effect of exchange rate changes	1,287
Balance as of December 30, 2023	$243,441
Effect of exchange rate changes	(687)
Balance as of September 28, 2024	$242,754

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book value of franchise rights acquired for the United States unit of account as of the September 28, 2024 balance sheet date was $68,627.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting units for purposes of assessing goodwill impairment to be the Behavioral and Clinical business lines. The net book values of goodwill for the Behavioral and Clinical reporting units as of the September 28, 2024 balance sheet date were $153,012 and $89,742, respectively.

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

Third Quarter Fiscal 2024 Indefinite-Lived Franchise Rights Acquired and Goodwill Interim Impairment Tests

During the quarter ended September 28, 2024, the Company identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred. These factors included the continued decline in the Company’s stock price and market capitalization, and actual business performance. As a result of this triggering event, the Company performed interim impairment tests for all of its franchise rights acquired units of account and goodwill reporting units in the third quarter of fiscal 2024.

In performing the interim franchise rights acquired impairment test as of September 28, 2024, the Company determined that the carrying values of its United States and United Kingdom franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States and United Kingdom units of account of $54,295 and $2,750 (which comprised the remaining balance of franchise rights acquired for the United Kingdom unit of account), respectively, in the third quarter of fiscal 2024. These impairments were driven primarily by the weighted average cost of capital used in this interim impairment test, reflecting market factors, including higher interest rates and the trading values of the Company’s equity and debt, and, to a lesser extent, business performance.

Based on the results of the interim franchise rights acquired impairment test as of September 28, 2024 performed for the Company’s United States unit of account, which held 100.0% of the Company’s indefinite-lived franchise rights acquired as of the September 28, 2024 balance sheet date, the estimated fair value of this unit of account was equal to its respective carrying value. Accordingly, a change in the underlying assumptions for the United States unit of account may change the results of the impairment assessment and, as such, could result in further impairment of the franchise rights acquired related to the United States, for which the net book value was $68,627 as of September 28, 2024.

Based on the results of the interim goodwill impairment test as of September 28, 2024 performed for the Company’s Behavioral reporting unit, which held 63.0% of the Company’s goodwill as of the September 28, 2024 balance sheet date, there was significant headroom in the goodwill impairment test for this unit with the difference between the fair value and the carrying value exceeding 100% and, therefore, no impairment existed. Based on the results of the interim goodwill impairment test as of September 28, 2024 performed for the Company’s Clinical reporting unit, which held 37.0% of the Company’s goodwill as of the September 28, 2024 balance sheet date, the estimated fair value of this reporting unit was at least 20% higher than the respective unit's carrying value and, therefore, no impairment existed.

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

In performing the annual impairment analyses as of May 5, 2024 and May 7, 2023, the Company determined that the carrying values of its franchise rights acquired with indefinite-lived units of account and goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

Based on the results of the Company’s May 5, 2024 annual franchise rights acquired impairment test performed for its United States and United Kingdom units of account, each unit of account had an estimated fair value at least 5% higher than the respective unit's carrying value and, therefore, no impairment existed.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Based on the results of the Company’s May 5, 2024 annual goodwill impairment test performed for all of its reporting units, each unit had an estimated fair value at least 30% higher than the respective unit’s carrying value and, therefore, no impairment existed.

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

In performing the interim franchise rights acquired impairment test as of March 30, 2024, the Company determined that the carrying values of its United States, Australia, New Zealand and United Kingdom franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States, Australia, New Zealand and United Kingdom units of account of $251,431, $4,074 (which comprised the remaining balance of franchise rights acquired for the Australia unit of account), $2,328 (which comprised the remaining balance of franchise rights acquired for the New Zealand unit of account) and $155, respectively, in the first quarter of fiscal 2024. These impairments were driven primarily by the weighted average cost of capital used in this interim impairment test, reflecting market factors, including higher interest rates and the trading values of the Company’s equity and debt, and, to a lesser extent, business performance.

Based on the results of the interim goodwill impairment test as of March 30, 2024 performed for all of the Company’s reporting units, each unit had an estimated fair value at least 25% higher than the respective unit’s carrying value and, therefore, no impairment existed.

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of September 28, 2024 and December 30, 2023 were as follows:

	September 28, 2024		December 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software and website development costs	$253,653	$211,387	$251,410	$195,696
Trademarks	12,192	12,088	12,188	12,024
Other	14,002	7,053	13,991	6,661
Trademarks and other intangible assets	$279,847	$230,528	$277,589	$214,381
Franchise rights acquired	7,926	5,369	8,029	5,314
Total finite-lived intangible assets	$287,773	$235,897	$285,618	$219,695

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,124 and $25,886 for the three and nine months ended September 28, 2024, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $13,628 and $32,590 for the three and nine months ended September 30, 2023, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2024	$6,215
Fiscal 2025	$22,257
Fiscal 2026	$12,245
Fiscal 2027	$3,983
Fiscal 2028	$713
Fiscal 2029	$704
Thereafter	$5,759

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	September 28, 2024				December 30, 2023
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	3,880	8,043	9.43%	945,000	4,712	9,766	9.21%
Senior Secured Notes due April 15, 2029	500,000	3,479	—	4.64%	500,000	4,058	—	4.70%
Total	$1,445,000	$7,359	$8,043	7.76%	$1,445,000	$8,770	$9,766	7.64%
Less: Current portion	—				—
Unamortized deferred financing costs	7,359				8,770
Unamortized debt discount	8,043				9,766
Total long-term debt	$1,429,598				$1,426,464

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

As of September 28, 2024, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,841 of availability and $1,159 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of September 28, 2024.

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

In June 2023, in connection with the planned phase-out of LIBOR, the Company amended its Credit Facilities to replace LIBOR with Term SOFR as the benchmark rate under the Credit Agreement, which is calculated to include a credit spread adjustment of 0.11448%, 0.26161%, 0.42826%, or 0.71513% for 1, 3, 6, or 12 months period, respectively, in addition to the Term SOFR Screen Rate (as defined in the Credit Agreement) and the margin (which was not amended).

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of September 28, 2024, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, the Company must be in compliance with a Consolidated First Lien Leverage Ratio of 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, with a step down to 5.00:1.00 for the period following the first fiscal quarter of 2025. As of September 28, 2024, the Company’s actual Consolidated First Lien Leverage Ratio was 8.88:1.00 and there were no borrowings under its Revolving Credit Facility and total letters of credit issued were $1,159. The Company was not in compliance with the Consolidated First Lien Leverage Ratio as of September 28, 2024, and as a result, the Company is limited to borrowing no more than 35%, or $61,250, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until the Company complies with the applicable ratio.

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

Outstanding Debt

At September 28, 2024, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At September 28, 2024 and December 30, 2023, the Company’s debt consisted of both fixed and variable-rate instruments. The Company has historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. At September 28, 2024, the Company did not have any interest rate swaps in effect. See Note 11 for further information on the Company’s use of interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 7.77% and 7.64% per annum at September 28, 2024 and December 30, 2023, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of any applicable interest rate swaps, was approximately 7.39% and 6.53% per annum at September 28, 2024 and December 30, 2023, respectively, based on interest rates on these dates.

Liquidity

The Company’s sources of liquidity are cash and cash equivalents, cash flows from operations and availability under its Revolving Credit Facility. The Company’s primary cash needs are funding its operations and global strategic initiatives, meeting debt service requirements and engaging in selective acquisitions.

The Company’s recent financial results have been, and its future financial results may be, negatively impacted by financial, business, economic, demographic and other factors, such as the increased popularity and acceptance of weight management medications, attitudes towards weight management and wellness programs and competition. The Company’s ability to continue to meet its obligations is dependent on its ability to generate positive cash flow. In the event that the Company is unable to generate and maintain sufficient liquidity to meet its obligations, the Company may need to refinance all or a portion of its indebtedness before maturity, seek waivers of or amendments to contractual obligations for payment, reduce or delay strategic investments and capital expenditures, sell material assets or seek other financing opportunities. If the Company is unable to generate sufficient liquidity, it could have a material adverse impact on the Company’s business, results of operation and financial condition.

8.
Per Share Data

Basic (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted (net loss) earnings per share:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(46,192)	$43,731	$(370,824)	$(24,120)
Denominator:
Weighted average shares of common stock outstanding	79,732	78,979	79,474	75,861
Effect of dilutive common stock equivalents	—	1,659	—	—
Weighted average diluted common shares outstanding	79,732	80,638	79,474	75,861
(Net loss) earnings per share
Basic	$(0.58)	$0.55	$(4.67)	$(0.32)
Diluted	$(0.58)	$0.54	$(4.67)	$(0.32)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted (net loss) earnings per share was 9,966 and 6,770 for the three months ended September 28, 2024 and September 30, 2023, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 9,490 and 9,341 for the nine months ended September 28, 2024 and September 30, 2023, respectively.

9.
Taxes

Income Taxes

The Company’s effective tax rates for the three and nine months ended September 28, 2024 were 37.2% and (3.4%), respectively, compared to (727.7%) and 44.0% for the three and nine months ended September 30, 2023, respectively. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted full-year fiscal 2024 tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to the Company’s forecasted full-year pretax loss (albeit minimal), drove the unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to pretax loss for the three months ended September 28, 2024 resulted in an income tax benefit and applying this negative annual effective tax rate to the pretax loss for the nine months ended September 28, 2024 resulted in an income tax expense. In addition, for the nine months ended September 28, 2024, the effective tax rate was impacted by approximately $2,748 of tax expense recorded for an out-of-period income tax adjustment and $2,181 of tax expense from a valuation allowance established to offset certain non-U.S. deferred tax assets due to the uncertainty of realizing future tax benefits. The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduces a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on the Company’s effective tax rates for the three and nine months ended September 28, 2024.

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

Non-Income Tax Matters

The Internal Revenue Service (the “IRS”) notified the Company of certain penalties assessed related to the annual disclosure and reporting requirements of the Affordable Care Act. The Company appealed this determination, and in the third quarter of fiscal 2024, the penalties were fully abated and the federal tax lien maintained by the IRS during the appeals process was lifted.

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

11.
Derivative Instruments and Hedging

In June 2023, the Company amended the terms of its then-effective interest rate swap agreements to implement a forward-looking interest rate based on Term SOFR in place of LIBOR. Since the interest rate swap agreements were affected by reference rate reform, the Company applied the expedients and exceptions provided to preserve the past presentation of its derivatives without de-designating the existing hedging relationships. All amendments to interest rate swap agreements were executed with the existing counterparties and did not change the notional amounts, maturity dates, or other critical terms of the hedging relationships.

As of September 28, 2024, due to the termination of the interest rate swaps on March 31, 2024 as discussed below, the Company did not have any interest rate swaps in effect. As of December 30, 2023, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

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

As of September 28, 2024, there was no cumulative unrealized gain for qualifying hedges reported as a component of accumulated other comprehensive loss. As of December 30, 2023, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $2,716 ($3,474 before taxes).

The following table presents the aggregate fair value of the Company’s derivative financial instruments by balance sheet classification and location:

			Fair Value
	Balance Sheet Classification	Balance Sheet Location	September 28, 2024	December 30, 2023
Assets:
Interest rate swaps	Current asset	Prepaid expenses and other current assets	$—	$3,555
Total assets			$—	$3,555

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt agreements as of September 28, 2024. The Company’s significant financial instruments included long-term debt and interest rate swap agreements as of December 30, 2023. Since there were no outstanding borrowings under the Revolving Credit Facility as of September 28, 2024 and December 30, 2023, the fair value approximated a carrying value of $0 at both September 28, 2024 and December 30, 2023.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of September 28, 2024 and December 30, 2023, the fair value of the Company’s long-term debt was approximately $382,628 and $996,429, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,429,598 and $1,426,464, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments were determined using observable current market information such as the prevailing Term SOFR interest rate and Term SOFR yield curve rates and included consideration of counterparty credit risk. See Note 11 for disclosures related to the Company’s use of derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps current asset at September 28, 2024	$—	$—	$—	$—
Interest rate swaps current asset at December 30, 2023	$3,555	$—	$3,555	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the nine months ended September 28, 2024 and the fiscal year ended December 30, 2023.

13.
Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Nine Months Ended September 28, 2024
	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 30, 2023	$2,716	$(14,016)	$(11,300)
Other comprehensive loss before reclassifications, net of tax	(57)	(541)	(598)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(2,659)	—	(2,659)
Net current period other comprehensive loss	$(2,716)	$(541)	$(3,257)
Ending balance at September 28, 2024	$—	$(14,557)	$(14,557)

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

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Gain on Qualifying Hedges
Interest rate contracts	$—	$3,559	$3,545	$9,327	Interest expense
	—	3,559	3,545	9,327	(Loss) income before income taxes
	—	(890)	(886)	(2,333)	(Benefit from) provision for income taxes
	$—	$2,669	$2,659	$6,994	Net (loss) income

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $146 and $253 for the three and nine months ended September 28, 2024, respectively, and $62 and $384 for the three and nine months ended September 30, 2023, respectively, which services included advertising, production and related fees.

The Company’s outstanding payables to parties related to Ms. Winfrey at September 28, 2024 and December 30, 2023 were $42 and $0, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

15.
Restructuring

2024 Plan

As previously disclosed, in the third quarter of fiscal 2024, in connection with the strategic streamlining of its operational structure to optimize its clinical and behavioral product portfolio and its cost-savings initiative, the Company committed to a plan of reduction in force that has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide (the “2024 Plan”). Refer to the tables below for the total restructuring charges under the 2024 Plan recorded for the three and nine months ended September 28, 2024. The cumulative amount incurred as of September 28, 2024 related to the aggregate 2024 Plan is $14,812. The Company expects the 2024 Plan to be fully executed by the end of fiscal 2025.

For the three and nine months ended September 28, 2024, the components of the Company’s restructuring charges for the 2024 Plan were as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
Cash restructuring charges:
Employee termination benefit costs	$14,410	$14,410
Other cash restructuring charges	402	402
Total restructuring charges	$14,812	$14,812

For the three and nine months ended September 28, 2024, restructuring charges for the 2024 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
Cost of revenues	$2,450	$2,450
Selling, general and administrative expenses	12,362	12,362
Total restructuring charges	$14,812	$14,812

All expenses were recorded to general corporate expenses.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of December 30, 2023	$—	$—	$—
Charges	14,410	402	14,812
Payments	(4,896)	(402)	(5,298)
Balance as of September 28, 2024	$9,514	$—	$9,514

As of September 28, 2024, the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2027.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). Refer to the tables below for the total restructuring charges under the 2023 Plan recorded for the three and nine months ended September 28, 2024 and for the fiscal years ended December 30, 2023 and December 31, 2022. The cumulative amount incurred as of September 28, 2024 related to the aggregate 2023 Plan is $74,005.

The Organizational Restructuring has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide. Refer to the tables below for the employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan recorded for the three and nine months ended September 28, 2024 and for the fiscal years ended December 30, 2023 and December 31, 2022. The cumulative amount incurred as of September 28, 2024 related to the aggregate employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan is $41,295.

Refer to the tables below for the lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan recorded for the three and nine months ended September 28, 2024 and for the fiscal years ended December 30, 2023 and December 31, 2022, as applicable. The cumulative amount incurred as of September 28, 2024 related to the aggregate lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan is $12,789 and $11,101, respectively.

Refer to the tables below for the other cash restructuring charges and other non-cash restructuring charges under the 2023 Plan recorded for the three and nine months ended September 28, 2024 and for the fiscal year ended December 30, 2023. The cumulative amount incurred as of September 28, 2024 related to the aggregate other cash restructuring charges and total non-cash restructuring charges under the 2023 Plan is $2,158 and $6,662, respectively.

For the three and nine months ended September 28, 2024, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
Cash restructuring charges:
Real Estate Restructuring - Lease termination costs	$21	$(135)
Real Estate Restructuring - Employee termination benefit costs	1,349	3,625
Organizational Restructuring - Employee termination benefit costs	(2,119)	2,558
Other cash restructuring charges	—	581
Total cash restructuring charges	$(749)	$6,629
Non-cash restructuring charges	—	25
Total restructuring charges	$(749)	$6,654

For the three and nine months ended September 28, 2024, restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2024	September 28, 2024
Cost of revenues	$1,370	$3,697
Selling, general and administrative expenses	(2,119)	2,957
Total restructuring charges	$(749)	$6,654

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Real Estate Restructuring -	Real Estate Restructuring -	Organizational Restructuring -
	Lease termination costs	Employee termination benefit costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of December 31, 2022	$—	$1,798	$11,810	$—	$13,608
Charges	12,924	5,678	26,927	1,577	47,106
Payments	(12,768)	(4,813)	(15,142)	(1,233)	(33,956)
Balance as of December 30, 2023	$156	$2,663	$23,595	$344	$26,758
Charges	—	2,363	2,547	581	5,491
Payments	(21)	(1,273)	(16,524)	(925)	(18,743)
Change in estimate	(135)	1,262	11	—	1,138
Balance as of September 28, 2024	$—	$5,015	$9,629	$—	$14,644

As of September 28, 2024, the Company expects the remaining employee termination benefit liability related to the Real Estate Restructuring and the remaining employee termination benefit liability related to the Organizational Restructuring to be paid in full by the end of fiscal 2026.

2022 Plan

As previously disclosed, in the second quarter of fiscal 2022, the Company committed to a restructuring plan consisting of (i) an organizational realignment to simplify the Company’s corporate structure and reduce associated costs (the “Organizational Realignment”) and (ii) a continued rationalization of its real estate portfolio resulting in the termination of certain of the Company’s operating leases (together with the Organizational Realignment, the “2022 Plan”). The Organizational Realignment has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. Refer to the tables below for the total restructuring charges under the 2022 Plan recorded for the fiscal year ended December 31, 2022. The cumulative amount incurred as of September 28, 2024 related to the aggregate 2022 Plan is $28,372.

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

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Lease termination costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of January 1, 2022	$—	$—	$—	$—
Charges	2,424	19,170	995	22,589
Payments	(1,877)	(10,909)	—	(12,786)
Balance as of December 31, 2022	$547	$8,261	$995	$9,803
Payments	(122)	(8,880)	(995)	(9,997)
Change in estimate	(425)	1,560	—	1,135
Balance as of December 30, 2023	$—	$941	$—	$941
Payments	—	(844)	—	(844)
Change in estimate	—	56	—	56
Balance as of September 28, 2024	$—	$153	$—	$153

As of September 28, 2024, the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2024.

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
•
regulatory, reputational and other risks associated with our new compounded GLP-1 offering;
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
•
our chief executive officer transition, and our ability to appoint a permanent chief executive officer with the required level of experience and expertise;
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
•
the impact of existing and future laws and regulations, including federal and state regulations relating to compounded medications;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise, “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements. Effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of our centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, our reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance. Our “Digital” business refers to providing subscriptions to our digital product offerings. Our “Workshops + Digital” business refers to providing subscriptions for unlimited access to our workshops combined with our digital subscription product offerings. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by WeightWatchers Clinic (formerly referred to as Sequence) combined with our digital subscription product offerings.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross margin, operating (loss) income, operating (loss) income margin and components thereof are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the third quarter of fiscal 2024 to exclude (x) the impact of impairment charges for our franchise rights acquired related to our United States and United Kingdom units of account, (y) the net impact of (a) charges associated with our previously disclosed 2024 restructuring plan (the “2024 plan”), (b) charges associated with our previously disclosed 2023 restructuring plan (the “2023 plan”) or the reversal of certain of the charges associated with the 2023 plan, as applicable and (c) the reversal of certain of the charges associated with our previously disclosed 2022 restructuring plan (the “2022 plan”), and (z) the impact of certain non-recurring expenses in connection with the separation from the Company of our former Chief Executive Officer (“CEO”); (ii) the first nine months of fiscal 2024 to exclude (x) the impact of impairment charges for our franchise rights acquired related to our United States, Australia, United Kingdom and New Zealand units of account, (y) the net impact of charges associated with the 2024 plan, the 2023 plan and the 2022 plan, and (z) the impact of certain non-recurring expenses in connection with the separation from the Company of our former CEO; (iii) the third quarter of fiscal 2023 to exclude the net impact of charges associated with the 2023 plan and the reversal of certain of the charges associated with the 2022 plan; and (iv) the first nine months of fiscal 2023 to exclude (x) the net impact of (a) charges associated with the 2023 plan, (b) charges associated with the 2022 plan or the reversal of certain of the charges associated with the 2022 plan, as applicable, (c) charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”) or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (d) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”), and (y) the impact of certain non-recurring transaction costs in connection with the acquisition of Sequence. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of franchise rights acquired impairments, the net impact of restructuring charges, the impact of acquisition transaction costs, and the impact of former CEO separation expenses, as applicable. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, acquisition transaction costs, and former CEO separation expenses (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly titled measures reported by other companies.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to our Workshops + Digital business and a relief from royalty methodology for franchise rights related to our Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book value of franchise rights acquired for the United States unit of account as of the September 28, 2024 balance sheet date was $68.6 million.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting units for purposes of assessing goodwill impairment to be the Behavioral and Clinical business lines. Our “Behavioral” business line consists of our Workshops + Digital business and Digital business. The net book values of goodwill for the Behavioral and Clinical reporting units as of the September 28, 2024 balance sheet date were $153.0 million and $89.7 million, respectively.

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

Indefinite-Lived Franchise Rights Acquired and Goodwill Impairment Tests

We review indefinite-lived franchise rights acquired and goodwill for potential impairment on at least an annual basis or more often if events so require. We performed our annual fair value impairment testing as of May 5, 2024 and May 7, 2023, each the first day of fiscal May, on our indefinite-lived franchise rights acquired and goodwill. In addition, based on triggering events, we performed interim impairment tests as of March 30, 2024 and September 28, 2024 on our indefinite-lived franchise rights acquired and goodwill for the first and third quarters of fiscal 2024, respectively.

When determining fair value, we utilize various assumptions, including projections of future cash flows, revenue growth rates, operating income margins and discount rates. A change in these underlying assumptions could cause a change in the results of the impairment assessments and, as such, could cause fair value to be less than the carrying values and result in an impairment of those assets. In the event such a result occurred, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying values of the related assets on our balance sheet. We continue to evaluate these assumptions and believe that these assumptions are appropriate.

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

Further information regarding the results of our franchise rights acquired and goodwill annual impairment tests and our franchise rights acquired and goodwill interim impairment tests for the first and third quarters of fiscal 2024 can be found in Note 6 “Franchise Rights Acquired, Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

•
Revenues—Our “Subscription Revenues” consist of “Digital Subscription Revenues”, “Workshops + Digital Subscription Revenues” and “Clinical Subscription Revenues”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings. “Workshops + Digital Subscription Revenues” consist of the fees associated with subscriptions for combined workshops and Digital offerings. “Clinical Subscription Revenues” consist of the fees associated with subscriptions for combined Clinical and Digital offerings. In addition, “Other Revenues” (formerly known as “product sales and other”) consist of revenues from licensing and publishing, franchise fees with respect to commitment plans and royalties, and other revenues. Prior to fiscal 2024, “Other Revenues” included sales of consumer products.
•
Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our Digital offerings; (ii) “Workshops + Digital Paid Weeks” is the total paid subscription weeks for combined workshops and Digital offerings; (iii) “Clinical Paid Weeks” is the total paid subscription weeks for combined Clinical and Digital offerings; and (iv) “Total Paid Weeks” is the sum of Digital Paid Weeks, Workshops + Digital Paid Weeks and Clinical Paid Weeks.
•
Incoming Subscribers—“Subscribers” refer to Digital subscribers, Workshops + Digital subscribers and Clinical subscribers who participate in recurring bill programs in Company-owned operations. The “Incoming Subscribers” metric reports Subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of subscribers that have access to combined workshops and Digital offerings; (iii) “Incoming Clinical Subscribers” is the total number of subscribers that have access to combined Clinical and Digital offerings; and (iv) “Incoming Subscribers” is the sum of Incoming Digital Subscribers, Incoming Workshops + Digital Subscribers and Incoming Clinical Subscribers, as applicable. Given we completed our acquisition of Sequence in April 2023 after the beginning of the second quarter of fiscal 2023, we have incoming subscribers with respect to our Clinical business for the third quarter and first nine months of fiscal 2024 and for the third quarter of fiscal 2023, but not for the first nine months of fiscal 2023. Recruitment and retention are key drivers for this metric.
•
End of Period Subscribers—The “End of Period Subscribers” metric reports Subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Digital Subscribers” is the total number of Digital subscribers; (ii) “End of Period Workshops + Digital Subscribers” is the total number of subscribers that have access to combined workshops and Digital offerings; (iii) “End of Period Clinical Subscribers” is the total number of subscribers that have access to combined Clinical and Digital offerings; and (iv) “End of Period Subscribers” is the sum of End of Period Digital Subscribers, End of Period Workshops + Digital Subscribers and End of Period Clinical Subscribers. Recruitment and retention are key drivers for this metric.
•
Gross profit and operating expenses as a percentage of revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

The table below sets forth selected financial information for the third quarter of fiscal 2024 from our consolidated statements of operations for the three months ended September 28, 2024 versus selected financial information for the third quarter of fiscal 2023 from our consolidated statements of operations for the three months ended September 30, 2023.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	September 28, 2024	September 30, 2023	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$192.9	$214.9	$(22.0)	(10.2%)		(10.6%)
Cost of revenues	63.4	73.1	(9.7)	(13.3%)		(13.5%)
Gross profit	129.5	141.8	(12.3)	(8.6%)		(9.1%)
Gross Margin %	67.1%	66.0%

Marketing expenses	44.4	48.1	(3.7)	(7.7%)		(7.5%)
Selling, general & administrative expenses	67.1	63.0	4.1	6.4%		6.3%
Franchise rights acquired impairments	57.0	—	57.0	100.0%		100.0%
Operating (loss) income	(39.0)	30.6	69.7	100.0%	*	100.0%	*
Operating (Loss) Income Margin %	(20.2%)	14.2%

Interest expense	28.6	24.5	4.1	16.8%		16.8%
Other expense, net	5.9	0.8	5.1	100.0%	*	100.0%	*
(Loss) income before income taxes	(73.5)	5.3	78.8	100.0%	*	100.0%	*

Benefit from income taxes	(27.3)	(38.4)	(11.1)	(28.9%)		(28.6%)
Net (loss) income	$(46.2)	$43.7	$89.9	100.0%	*	100.0%	*

Weighted average diluted shares outstanding	79.7	80.6	(0.9)	(1.1%)		(1.1%)
Diluted (net loss) earnings per share	$(0.58)	$0.54	$1.12	100.0%	*	100.0%	*

Note: Totals may not sum due to rounding.

* Note: Percentage in excess of 100.0% and not meaningful.

Certain results for the third quarter of fiscal 2024 are adjusted to exclude the impact of franchise rights acquired impairments, the net impact of restructuring charges and the impact of former CEO separation expenses. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended September 28, 2024 which have been adjusted.

				Operating
			Operating	(Loss)
	Gross	Gross	(Loss)	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Third Quarter of Fiscal 2024	$129.5	67.1%	$(39.0)	(20.2%)
Adjustments to reported amounts (1)
Franchise rights acquired impairments	—		57.0
2024 plan restructuring charges	2.4		14.8
2023 plan restructuring charges	1.4		(0.7)
2022 plan restructuring charges	—		(0.3)
Former CEO separation expenses	—		3.9
Total adjustments (1)	3.8		74.7
Third Quarter of Fiscal 2024, as adjusted (1)	$133.3	69.1%	$35.7	18.5%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the third quarter of fiscal 2024 to exclude the impact of the $57.0 million ($51.8 million after tax) of franchise rights acquired impairments, the net impact of the $14.8 million ($11.1 million after tax) of 2024 plan restructuring charges, the reversal of $0.7 million ($0.6 million after tax) of 2023 plan restructuring charges and the reversal of $0.3 million ($0.2 million after tax) of 2022 plan restructuring charges, and the impact of the $3.9 million ($2.9 million after tax) of former CEO separation expenses. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the third quarter of fiscal 2023 are adjusted to exclude the net impact of restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended September 30, 2023 which have been adjusted.

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

Consolidated Results

Revenues

Revenues for the third quarter of fiscal 2024 were $192.9 million, a decrease of $22.0 million, or 10.2%, versus the third quarter of fiscal 2023. Excluding the impact of foreign currency, which positively impacted our revenues in the third quarter of fiscal 2024 by $0.7 million, revenues for the third quarter of fiscal 2024 would have decreased 10.6% versus the prior year period. This decrease was driven by both the decline in Subscription Revenues and the decline in Other Revenues. The decline in Subscription Revenues was primarily due to recruitment declines during the third quarter of fiscal 2024 versus the prior year period and the lower number of non-Clinical Incoming Subscribers at the beginning of the third quarter of fiscal 2024 versus the beginning of the third quarter of fiscal 2023. Additionally, Subscription Revenues were negatively impacted by the continued mix shift from our Workshops + Digital business to our Digital business and a higher mix of Digital subscribers within their initial, lower-priced commitment periods. Subscription Revenues benefited from an increase in Clinical Subscription Revenues for the third quarter of fiscal 2024 versus the prior year period. The decline in Other Revenues was primarily due to the discontinuation of our consumer products business at the end of fiscal 2023. See “—Operating Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for the third quarter of fiscal 2024 decreased $9.7 million, or 13.3%, versus the third quarter of fiscal 2023. Excluding the impact of foreign currency, which increased cost of revenues in the third quarter of fiscal 2024 by $0.1 million, cost of revenues for the third quarter of fiscal 2024 would have decreased 13.5% versus the prior year period. Excluding the net impact of the $3.8 million of restructuring charges in the third quarter of fiscal 2024 and the net impact of the $0.4 million of restructuring charges in the third quarter of fiscal 2023, cost of revenues for the third quarter of fiscal 2024 would have decreased by 18.1%, or 18.2% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the third quarter of fiscal 2024 decreased $12.3 million, or 8.6%, versus the third quarter of fiscal 2023. Excluding the impact of foreign currency, which positively impacted gross profit in the third quarter of fiscal 2024 by $0.6 million, gross profit for the third quarter of fiscal 2024 would have decreased 9.1% versus the prior year period. Excluding the net impact of the $3.8 million of restructuring charges in the third quarter of fiscal 2024 and the net impact of the $0.4 million of restructuring charges in the third quarter of fiscal 2023, gross profit for the third quarter of fiscal 2024 would have decreased by 6.2%, or 6.6% on a constant currency basis, versus the prior year period. Gross margin for the third quarter of fiscal 2024 increased to 67.1%, both as reported and on a constant currency basis, versus 66.0% for the third quarter of fiscal 2023. Excluding the net impact of restructuring charges in the third quarter of fiscal 2024 and the net impact of restructuring charges in the third quarter of fiscal 2023, gross margin for the third quarter of fiscal 2024 would have increased to 69.1%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period. This gross margin increase was driven primarily by actions to reduce the fixed cost base within our business and the discontinuation of our lower margin consumer products business at the end of fiscal 2023.

Marketing

Marketing expenses for the third quarter of fiscal 2024 decreased $3.7 million, or 7.7%, versus the third quarter of fiscal 2023. Excluding the impact of foreign currency, which decreased marketing expenses in the third quarter of fiscal 2024 by $0.1 million, marketing expenses for the third quarter of fiscal 2024 would have decreased 7.5% versus the prior year period. This decrease in marketing expenses was primarily due to the strategic decision to reduce investment in the quarter given the rise in customer acquisition costs. Marketing expenses as a percentage of revenue for the third quarter of fiscal 2024 increased to 23.0% from 22.4% for the third quarter of fiscal 2023.

Selling, General and Administrative

Selling, general and administrative expenses for the third quarter of fiscal 2024 increased $4.1 million, or 6.4%, versus the third quarter of fiscal 2023. Excluding the impact of foreign currency, which increased selling, general and administrative expenses in the third quarter of fiscal 2024 by $0.1 million, selling, general and administrative expenses for the third quarter of fiscal 2024 would have increased 6.3% versus the prior year period. Excluding the net impact of the $10.0 million of restructuring charges in the third quarter of fiscal 2024, the impact of the $3.9 million of former CEO separation expenses in the third quarter of fiscal 2024 and the net impact of the $5.6 million of restructuring charges in the third quarter of fiscal 2023, selling, general and administrative expenses for the third quarter of fiscal 2024 would have decreased by 7.3%, or 7.4% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to a decline in employee compensation and related costs. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2024 increased to 34.8% from 29.3% for the third quarter of fiscal 2023. Excluding the net impact of restructuring charges in the third quarter of fiscal 2024, the impact of former CEO separation expenses in the third quarter of fiscal 2024 and the net impact of restructuring charges in the third quarter of fiscal 2023, selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2024 would have increased by 0.9%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period.

Impairments

In performing our interim impairment analysis as of September 28, 2024, we determined that the carrying values of our United States and United Kingdom franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our United States and United Kingdom units of account of $54.3 million and $2.8 million, respectively, in the third quarter of fiscal 2024.

Operating (Loss) Income

Operating loss for the third quarter of fiscal 2024 was $39.0 million compared to operating income for the third quarter of fiscal 2023 of $30.6 million. Operating loss for the third quarter of fiscal 2024 was positively impacted by $0.5 million of foreign currency. Excluding the impact of the $57.0 million of franchise rights acquired impairments in the third quarter of fiscal 2024, the net impact of the $13.8 million of restructuring charges in the third quarter of fiscal 2024, the impact of the $3.9 million of former CEO separation expenses in the third quarter of fiscal 2024 and the net impact of the $6.0 million of restructuring charges in the third quarter of fiscal 2023, operating income would have been $35.7 million for the third quarter of fiscal 2024 versus operating income of $36.6 million for the third quarter of fiscal 2023, a decrease of 2.5%, or 4.2% on a constant currency basis. Operating loss margin for the third quarter of fiscal 2024 was 20.2% compared to operating income margin for the third quarter of fiscal 2023 of 14.2%. Excluding the impact of franchise rights acquired impairments in the third quarter of fiscal 2024, the net impact of restructuring charges in the third quarter of fiscal 2024, the impact of former CEO separation expenses in the third quarter of fiscal 2024 and the net impact of restructuring charges in the third quarter of fiscal 2023, operating income margin would have been 18.5%, or 18.2% on a constant currency basis, for the third quarter of fiscal 2024 versus operating income margin of 17.0% for the third quarter of fiscal 2023. This increase in operating income margin was driven primarily by an increase in gross margin, partially offset by an increase in selling, general and administrative expenses as a percentage of revenue and an increase in marketing expenses as a percentage of revenue, versus the prior year period.

Interest Expense

Interest expense for the third quarter of fiscal 2024 increased $4.1 million, or 16.8%, versus the third quarter of fiscal 2023. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2024 and the third quarter of fiscal 2023 and excluding the impact of any applicable interest rate swaps, increased to 7.75% per annum for the third quarter of fiscal 2024 from 7.73% per annum for the third quarter of fiscal 2023. Interest expense was impacted by the termination of our interest rate swaps on March 31, 2024. Including the impact of any applicable interest rate swaps, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2024 and the third quarter of fiscal 2023, increased to 7.75% per annum for the third quarter of fiscal 2024 from 6.75% per annum for the third quarter of fiscal 2023. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. Further information regarding our use of interest rate swaps can be found in Note 11 “Derivative Instruments and Hedging” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the negative impact of foreign currency on intercompany transactions, increased by $5.1 million for the third quarter of fiscal 2024 to $5.9 million of expense as compared to $0.8 million of expense for the third quarter of fiscal 2023.

Tax

Our effective tax rate for the third quarter of fiscal 2024 was 37.2% compared to (727.7%) for the third quarter of fiscal 2023. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted full-year fiscal 2024 tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to our forecasted full-year pretax loss (albeit minimal), drove the unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to pretax loss for the third quarter of fiscal 2024 resulted in an income tax benefit. The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduces a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on our effective tax rate for the third quarter of fiscal 2024.

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

Net (Loss) Income and Diluted (Net Loss) Earnings Per Share

Net loss for the third quarter of fiscal 2024 was $46.2 million compared to net income for the third quarter of fiscal 2023 of $43.7 million. Net loss for the third quarter of fiscal 2024 was positively impacted by $0.3 million of foreign currency. Net loss for the third quarter of fiscal 2024 included a $51.8 million impact from franchise rights acquired impairments, a $10.4 million net impact from restructuring charges and a $2.9 million impact from former CEO separation expenses. Net income for the third quarter of fiscal 2023 included a $4.5 million net impact from restructuring charges.

Diluted net loss per share for the third quarter of fiscal 2024 was $0.58 compared to earnings per fully diluted share (“EPS”) for the third quarter of fiscal 2023 of $0.54. Diluted net loss per share for the third quarter of fiscal 2024 included a $0.65 impact from franchise rights acquired impairments, a $0.13 net impact from restructuring charges and a $0.04 impact from former CEO separation expenses. EPS for the third quarter of fiscal 2023 included a $0.06 net impact from restructuring charges.

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

Metrics and Business Trends

The following tables set forth key metrics for the third quarter of fiscal 2024 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

Q3 2024
GAAP			Constant Currency
Subscription Revenues	Other Revenues	Total Revenues	Subscription Revenues	Other Revenues	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
							(in thousands)
$191.2	$1.6	$192.9	$190.6	$1.6	$192.2	48.6	3,836.5	3,666.7

% Change Q3 2024 vs. Q3 2023
(6.0%)	(85.6%)	(10.2%)	(6.4%)	(85.7%)	(10.6%)	(7.4%)	(6.1%)	(8.8%)

(in millions except percentages and as noted)

Q3 2024
Digital Subscription Revenues					Workshops + Digital Subscription Revenues
GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
			(in thousands)					(in thousands)
$127.2	$126.6	40.4	3,189.6	3,042.9	$45.0	$44.9	7.2	566.0	546.1

% Change Q3 2024 vs. Q3 2023
(9.7%)	(10.1%)	(5.6%)	(4.2%)	(7.3%)	(14.4%)	(14.7%)	(21.2%)	(21.4%)	(21.2%)

(in millions except percentages and as noted)

Q3 2024
Clinical Subscription Revenues
GAAP	Clinical Paid Weeks	Incoming Clinical Subscribers		EOP Clinical Subscribers
		(in thousands)
$19.1	1.0	81.0		77.8

% Change Q3 2024 vs. Q3 2023
90.7%	91.3%	100.0%	*	71.5%

* Note: Percentage in excess of 100.0% and not meaningful.

Operating Performance

The decrease in revenues for the third quarter of fiscal 2024 versus the prior year period was driven by both a decrease in Subscription Revenues and a decrease in Other Revenues. The decrease in Subscription Revenues for the third quarter of fiscal 2024 versus the prior year period was driven by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Subscription Revenues primarily due to recruitment declines during the third quarter of fiscal 2024 as compared to the prior year period and the lower number of Incoming Digital Subscribers and Incoming Workshops + Digital Subscribers at the beginning of the third quarter of fiscal 2024 versus the beginning of the third quarter of fiscal 2023. In addition, the continued mix shift from our Workshops + Digital business to our Digital business and a higher mix of Digital subscribers within their initial, lower-priced commitment periods contributed to the decrease in Digital and Workshops + Digital Subscription Revenues in the quarter. Subscription Revenues benefited from an increase in Clinical Subscription Revenues for the third quarter of fiscal 2024 versus the prior year period, despite the recruitment challenges in the third quarter of fiscal 2024 arising from the increasingly competitive environment.

The decrease in Other Revenues for the third quarter of fiscal 2024 versus the prior year period was driven primarily by the discontinuation of our consumer products business at the end of fiscal 2023.

The decrease in Total Paid Weeks for the third quarter of fiscal 2024 versus the prior year period was driven primarily by recruitment declines during the third quarter of fiscal 2024 as compared to the prior year period and the lower number of Incoming Subscribers at the beginning of the third quarter of fiscal 2024 versus the beginning of the third quarter of fiscal 2023.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 28, 2024 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2023

The table below sets forth selected financial information for the first nine months of fiscal 2024 from our consolidated statements of operations for the nine months ended September 28, 2024 versus selected financial information for the first nine months of fiscal 2023 from our consolidated statements of operations for the nine months ended September 30, 2023.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Nine Months Ended
	September 28, 2024	September 30, 2023	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$601.5	$683.6	$(82.1)	(12.0%)		(12.1%)
Cost of revenues	196.9	279.1	(82.2)	(29.5%)		(29.5%)
Gross profit	404.6	404.4	0.1	0.0%		(0.1%)
Gross Margin %	67.3%	59.2%

Marketing expenses	188.3	187.5	0.8	0.4%		0.4%
Selling, general & administrative expenses	173.7	188.6	(14.9)	(7.9%)		(8.0%)
Franchise rights acquired impairments	315.0	—	315.0	100.0%		100.0%
Operating (loss) income	(272.4)	28.3	300.8	100.0%	*	100.0%	*
Operating (Loss) Income Margin %	(45.3%)	4.1%

Interest expense	81.9	71.4	10.5	14.7%		14.7%
Other expense (income), net	4.2	(0.0)	4.2	100.0%	*	100.0%	*
Loss before income taxes	(358.6)	(43.1)	315.5	100.0%	*	100.0%	*

Provision for (benefit from) income taxes	12.3	(18.9)	31.2	100.0%	*	100.0%	*
Net loss	$(370.8)	$(24.1)	$346.7	100.0%	*	100.0%	*

Weighted average diluted shares outstanding	79.5	75.9	3.6	4.8%		4.8%
Diluted net loss per share	$(4.67)	$(0.32)	$4.35	100.0%	*	100.0%	*

Note: Totals may not sum due to rounding.

* Note: Percentage in excess of 100.0% and not meaningful.

Certain results for the first nine months of fiscal 2024 are adjusted to exclude the impact of franchise rights acquired impairments, the net impact of restructuring charges and the impact of former CEO separation expenses. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the nine months ended September 28, 2024 which have been adjusted.

				Operating
			Operating	(Loss)
	Gross	Gross	(Loss)	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Nine Months of Fiscal 2024	$404.6	67.3%	$(272.4)	(45.3%)
Adjustments to reported amounts (1)
Franchise rights acquired impairments	—		315.0
2024 plan restructuring charges	2.4		14.8
2023 plan restructuring charges	3.7		6.7
2022 plan restructuring charges	0.0		0.1
Former CEO separation expenses	—		3.9
Total adjustments (1)	6.2		340.4
First Nine Months of Fiscal 2024, as adjusted (1)	$410.8	68.3%	$68.0	11.3%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first nine months of fiscal 2024 to exclude the impact of the $315.0 million ($293.2 million after tax) of franchise rights acquired impairments, the net impact of the $14.8 million ($11.1 million after tax) of 2024 plan restructuring charges, the $6.7 million ($5.0 million after tax) of 2023 plan restructuring charges and the $0.1 million ($42 thousand after tax) of 2022 plan restructuring charges, and the impact of the $3.9 million ($2.9 million after tax) of former CEO separation expenses. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

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

Consolidated Results

Revenues

Revenues for the first nine months of fiscal 2024 were $601.5 million, a decrease of $82.1 million, or 12.0%, versus the first nine months of fiscal 2023. Excluding the impact of foreign currency, which positively impacted our revenues in the first nine months of fiscal 2024 by $0.8 million, revenues for the first nine months of fiscal 2024 would have decreased 12.1% versus the prior year period. This decrease was driven primarily by the decline in Other Revenues from the discontinuation of our consumer products business at the end of fiscal 2023. Lower Subscription Revenues, primarily due to a higher mix of Digital subscribers within their initial, lower-priced commitment periods and non-Clinical recruitment declines during the first nine months of fiscal 2024 versus the prior year period, also contributed to the decrease in revenues in the period. Additionally, Subscription Revenues were negatively impacted by the continued mix shift from our Workshops + Digital business to our Digital business. Subscription Revenues included $57.5 million of Clinical Subscription Revenues for the first nine months of fiscal 2024 versus $17.6 million of Clinical Subscription Revenues for the first nine months of fiscal 2023 as a result of our acquisition of Sequence closing during the second quarter of fiscal 2023. See “—Operating Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2024 decreased $82.2 million, or 29.5%, versus the first nine months of fiscal 2023. Excluding the impact of foreign currency, which increased cost of revenues in the first nine months of fiscal 2024 by $0.2 million, cost of revenues for the first nine months of fiscal 2024 would have decreased 29.5% versus the prior year period. Excluding the net impact of the $6.2 million of restructuring charges in the first nine months of fiscal 2024 and the net impact of the $19.7 million of restructuring charges in the first nine months of fiscal 2023, cost of revenues for the first nine months of fiscal 2024 would have decreased by 26.5%, or 26.6% on a constant currency basis, versus the prior year period.

Gross Profit

Gross profit for the first nine months of fiscal 2024 increased $0.1 million, or 0.0%, versus the first nine months of fiscal 2023. Excluding the impact of foreign currency, which positively impacted gross profit in the first nine months of fiscal 2024 by $0.7 million, gross profit for the first nine months of fiscal 2024 would have decreased 0.1% versus the prior year period. Excluding the net impact of the $6.2 million of restructuring charges in the first nine months of fiscal 2024 and the net impact of the $19.7 million of restructuring charges in the first nine months of fiscal 2023, gross profit for the first nine months of fiscal 2024 would have decreased by 3.1%, or 3.3% on a constant currency basis, versus the prior year period. Gross margin for the first nine months of fiscal 2024 increased to 67.3%, or 67.2% on a constant currency basis, versus 59.2% for the first nine months of fiscal 2023. Excluding the net impact of restructuring charges in the first nine months of fiscal 2024 and the net impact of restructuring charges in the first nine months of fiscal 2023, gross margin for the first nine months of fiscal 2024 would have increased 6.2% to 68.3%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period. This gross margin increase was driven primarily by actions to reduce the fixed cost base within our business and the discontinuation of our lower margin consumer products business at the end of fiscal 2023.

Marketing

Marketing expenses for the first nine months of fiscal 2024 increased $0.8 million, or 0.4%, versus the first nine months of fiscal 2023. Foreign currency had a de minimis impact on marketing expenses for the first nine months of fiscal 2024. This increase in marketing expenses was primarily due to higher spend on online advertising, partially offset by lower spend on TV advertising and production fees and agency fees. Marketing expenses as a percentage of revenue for the first nine months of fiscal 2024 increased to 31.3% from 27.4% for the first nine months of fiscal 2023.

Selling, General and Administrative

Selling, general and administrative expenses for the first nine months of fiscal 2024 decreased $14.9 million, or 7.9%, versus the first nine months of fiscal 2023. Excluding the impact of foreign currency, which increased selling, general and administrative expenses in the first nine months of fiscal 2024 by $0.1 million, selling, general and administrative expenses for the first nine months of fiscal 2024 would have decreased 8.0% versus the prior year period. Excluding the net impact of the $15.3 million of restructuring charges in the first nine months of fiscal 2024, the $3.9 million of former CEO separation expenses in the first nine months of fiscal 2024, the net impact of the $11.6 million of restructuring charges in the first nine months of fiscal 2023 and the impact of the $8.6 million of acquisition transaction costs in the first nine months of fiscal 2023, selling, general and administrative expenses for the first nine months of fiscal 2024 would have decreased by 8.2%, or 8.3% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to a decline in employee compensation and related costs. Selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2024 increased to 28.9% from 27.6% for the first nine months of fiscal 2023. Excluding the net impact of restructuring charges in the first nine months of fiscal 2024, the impact of former CEO separation expenses in the first nine months of fiscal 2024, the net impact of restructuring charges in the first nine months of fiscal 2023 and the impact of acquisition transaction costs in the first nine months of fiscal 2023, selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2024 would have increased by 1.1%, both as adjusted and as adjusted on a constant currency basis, versus the prior year period.

Impairments

In performing our interim impairment analysis as of September 28, 2024, we determined that the carrying values of our United States and United Kingdom franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our United States and United Kingdom units of account of $54.3 million and $2.8 million, respectively, in the third quarter of fiscal 2024.

In performing our interim impairment analysis as of March 30, 2024, we determined that the carrying values of our United States, Australia, New Zealand and United Kingdom franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our United States, Australia, New Zealand and United Kingdom units of account of $251.4 million, $4.1 million, $2.3 million and $0.2 million, respectively, in the first quarter of fiscal 2024.

Operating (Loss) Income

Operating loss for the first nine months of fiscal 2024 was $272.4 million compared to operating income for the first nine months of fiscal 2023 of $28.3 million. Operating loss for the first nine months of fiscal 2024 was positively impacted by $0.4 million of foreign currency. Excluding the impact of the $315.0 million of franchise rights acquired impairments in the first nine months of fiscal 2024, the net impact of the $21.5 million of restructuring charges in the first nine months of fiscal 2024, the impact of the $3.9 million of former CEO separation expenses in the first nine months of fiscal 2024, the net impact of the $31.3 million of restructuring charges in the first nine months of fiscal 2023 and the impact of the $8.6 million of acquisition transaction costs in the first nine months of fiscal 2023, operating income would have been $68.0 million for the first nine months of fiscal 2024 versus operating income of $68.2 million for the first nine months of fiscal 2023, a decrease of 0.4%, or 1.1% on a constant currency basis. Operating loss margin for the first nine months of fiscal 2024 was 45.3% compared to operating income margin for the first nine months of fiscal 2023 of 4.1%. Excluding the impact of franchise rights acquired impairments in the first nine months of fiscal 2024, the net impact of restructuring charges in the first nine months of fiscal 2024, the impact of former CEO separation expenses in the first nine months of fiscal 2024, the net impact of restructuring charges in the first nine months of fiscal 2023 and the impact of acquisition transaction costs in the first nine months of fiscal 2023, operating income margin would have been 11.3%, or 11.2% on a constant currency basis, for the first nine months of fiscal 2024 versus operating income margin of 10.0% for the first nine months of fiscal 2023. This increase in operating income margin was driven primarily by an increase in gross margin, partially offset by an increase in marketing expenses as a percentage of revenue and an increase in selling, general and administrative expenses as a percentage of revenue, versus the prior year period.

Interest Expense

Interest expense for the first nine months of fiscal 2024 increased $10.5 million, or 14.7%, versus the first nine months of fiscal 2023. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2024 and the first nine months of fiscal 2023 and excluding the impact of any applicable interest rate swaps, increased to 7.76% per annum for the first nine months of fiscal 2024 from 7.48% per annum for the first nine months of fiscal 2023. Interest expense was impacted by the termination of our interest rate swaps on March 31, 2024. Including the impact of any applicable interest rate swaps, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2024 and the first nine months of fiscal 2023, increased to 7.44% per annum for the first nine months of fiscal 2024 from 6.62% per annum for the first nine months of fiscal 2023. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. Further information regarding our use of interest rate swaps can be found in Note 11 “Derivative Instruments and Hedging” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Expense (Income), Net

Other expense (income), net, which consists primarily of the negative impact of foreign currency on intercompany transactions, changed by $4.2 million for the first nine months of fiscal 2024 to $4.2 million of expense as compared to $36 thousand of income for the first nine months of fiscal 2023.

Tax

Our effective tax rate for the first nine months of fiscal 2024 was (3.4%) compared to 44.0% for the first nine months of fiscal 2023. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted full-year fiscal 2024 tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to our forecasted full-year pretax loss (albeit minimal), drove the unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to the pretax loss for the first nine months of fiscal 2024 resulted in an income tax expense. In addition, for the first nine months of fiscal 2024, the effective tax rate was impacted by tax expense recorded for an out-of-period income tax adjustment and tax expense from a valuation allowance established to offset certain non-U.S. deferred tax assets due to the uncertainty of realizing future tax benefits. The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduces a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on our effective tax rate for the first nine months of fiscal 2024.

For the first nine months of fiscal 2023, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by tax expense from income earned in foreign jurisdictions, partially offset by a tax benefit related to FDII.

Net Loss and Diluted Net Loss Per Share

Net loss for the first nine months of fiscal 2024 was $370.8 million compared to the net loss for the first nine months of fiscal 2023 of $24.1 million. Net loss for the first nine months of fiscal 2024 was positively impacted by $0.3 million of foreign currency. Net loss for the first nine months of fiscal 2024 included a $293.2 million impact from franchise rights acquired impairments, a $16.1 million net impact from restructuring charges and a $2.9 million impact from former CEO separation expenses. Net loss for the first nine months of fiscal 2023 included a $23.5 million net impact from restructuring charges and a $7.5 million impact from acquisition transaction costs.

Diluted net loss per share for the first nine months of fiscal 2024 was $4.67 compared to diluted net loss per share for the first nine months of fiscal 2023 of $0.32. Diluted net loss per share for the first nine months of fiscal 2024 included a $3.69 impact from franchise rights acquired impairments, a $0.20 net impact from restructuring charges and a $0.04 impact from former CEO separation expenses. Diluted net loss per share for the first nine months of fiscal 2023 included a $0.31 net impact from restructuring charges and a $0.10 impact from acquisition transaction costs.

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

Metrics and Business Trends

The following tables set forth key metrics for the first nine months of fiscal 2024 and the percentage change in those metrics versus the prior year period, as applicable:

(in millions except percentages and as noted)

First Nine Months of Fiscal 2024
GAAP			Constant Currency
Subscription Revenues	Other Revenues	Total Revenues	Subscription Revenues	Other Revenues	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
							(in thousands)
$595.3	$6.2	$601.5	$594.4	$6.2	$600.7	151.1	3,797.5	3,666.7

% Change First Nine Months of Fiscal 2024 vs. First Nine Months of Fiscal 2023
(5.0%)	(89.0%)	(12.0%)	(5.1%)	(89.1%)	(12.1%)	(3.6%)	7.1%	(8.8%)

(in millions except percentages and as noted)

First Nine Months of Fiscal 2024
Digital Subscription Revenues					Workshops + Digital Subscription Revenues
GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
			(in thousands)					(in thousands)
$399.4	$398.8	124.7	3,079.4	3,042.9	$138.4	$138.2	23.3	651.5	546.1

% Change First Nine Months of Fiscal 2024 vs. First Nine Months of Fiscal 2023
(8.7%)	(8.9%)	(1.7%)	8.6%	(7.3%)	(19.3%)	(19.4%)	(19.7%)	(8.3%)	(21.2%)

(in millions except percentages and as noted)

First Nine Months of Fiscal 2024
Clinical Subscription Revenues
GAAP		Clinical Paid Weeks		Incoming Clinical Subscribers		EOP Clinical Subscribers
				(in thousands)
$57.5		3.1		66.6		77.8

% Change First Nine Months of Fiscal 2024 vs. First Nine Months of Fiscal 2023
100.0%	*	100.0%	*	N/A	**	71.5%

* Note: Percentage in excess of 100.0% and not meaningful.

** N/A - There were no Incoming Clinical Subscribers in the prior year period since our acquisition of Sequence closed during the second quarter of fiscal 2023.

Operating Performance

The decrease in revenues for the first nine months of fiscal 2024 versus the prior year period was driven by a decrease in Other Revenues and, to a lesser extent, a decrease in Subscription Revenues. The decrease in Other Revenues for the first nine months of fiscal 2024 versus the prior year period was driven primarily by the discontinuation of our consumer products business at the end of fiscal 2023.

The decrease in Subscription Revenues for the first nine months of fiscal 2024 versus the prior year period was driven primarily by both a decrease in Digital Subscription Revenues and a decrease in Workshops + Digital Subscription Revenues due to a higher mix of Digital subscribers within their initial, lower-priced commitment periods and recruitment declines during the first nine months of fiscal 2024 as compared to the prior year period. Digital Subscription Revenues and Workshops + Digital Subscription Revenues were also negatively impacted by the continued mix shift from our Workshops + Digital business to our Digital business. In addition, the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2024 versus the beginning of fiscal 2023 contributed to the decrease in Workshops + Digital Subscription Revenues in the period. Subscription Revenues for the first nine months of fiscal 2024 benefited from Clinical Subscription Revenues following our acquisition of Sequence during the second quarter of fiscal 2023, despite the recruitment challenges in the second and third quarters of fiscal 2024 arising from the increasingly competitive environment.

The decrease in Total Paid Weeks for the first nine months of fiscal 2024 versus the prior year period was driven primarily by non-Clinical recruitment declines during the first nine months of fiscal 2024 as compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied us with our primary source of liquidity. We have used these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. Upon the completion of our acquisition of Sequence (the “Acquisition”), in the second quarter of fiscal 2023, we had a net cash outlay of $40.3 million on April 10, 2023 with respect to the payment of the purchase price and certain transaction costs. For additional details on the purchase price consideration for the Acquisition and related terms, including with respect to the first anniversary payment, see Note 5 “Acquisitions” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. These cash outlays have reduced the liquidity available to us in the future. See “Risk Factors—Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)—The Acquisition may not achieve its intended results.” and “Risk Factors—Risks Related to Our Liquidity—We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.” contained in our Annual Report on Form 10-K for fiscal 2023 for additional details. We currently believe that cash generated by operations, our cash on hand of approximately $57.2 million at September 28, 2024, our availability under our Revolving Credit Facility (as defined and described below) at September 28, 2024 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the short- and long-term. See Note 7 “Long-Term Debt—Liquidity” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on our liquidity. In addition, if necessary, we have the flexibility to delay investments or reduce marketing spend.

We continue to proactively manage our liquidity so we can maintain flexibility to fund investments in our business, honor our long-term debt obligations, and respond to evolving business and consumer conditions. To increase our flexibility and reduce our cash interest payments, we refinanced our then-existing credit facilities and then-existing senior notes in April 2021. Additionally, we instituted a number of measures throughout our operations to mitigate expenses and reduce costs as well as ensure liquidity. For example, restructuring plans instituted in recent fiscal years, and most recently in July 2024, have resulted in aggregate cash outlays of approximately $24.9 million in the first nine months of fiscal 2024 and are expected to result in an additional $3.3 million for the remainder of fiscal 2024. For additional details, see Note 15 “Restructuring” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The evolving nature, and uncertain economic impact, of the current demand environment may impact our liquidity going forward. To the extent that we do not successfully manage our costs, our liquidity and financial results, as well as our ability to fully access our Revolving Credit Facility, may be adversely affected. Pursuant to their respective terms, our interest rate swaps were terminated on March 31, 2024. Given subsequent market conditions, management determined to not enter into any new swap arrangement since March 31, 2024. Management continues to evaluate its exposure to interest rates and, from time to time, may opportunistically hedge any interest rate exposure by entering into new swap arrangements.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents at:

	September 28,	December 30,	Increase/
	2024	2023	(Decrease)
	(in millions)
Total current assets	$101.2	$179.5	$(78.2)
Total current liabilities	189.5	205.5	(16.0)
Working capital deficit	(88.2)	(26.0)	62.2
Cash and cash equivalents	57.2	109.4	(52.2)
Working capital deficit, excluding cash and cash equivalents	$(145.4)	$(135.4)	$10.1

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $10.1 million increase in our working capital deficit, excluding cash and cash equivalents:

				Impact to
	September 28,	December 30,	Increase/	Working
	2024	2023	(Decrease)	Capital Deficit
	(in millions)
Operational liabilities and other, net of assets	$92.0	$113.7	$(21.7)	$(21.7)
Deferred revenue	$31.4	$34.0	$(2.5)	$(2.5)
Portion of operating lease liabilities due within one year	$9.0	$9.6	$(0.6)	$(0.6)
Derivative receivable	$—	$3.6	$(3.6)	$3.6
Income taxes payable	$6.7	$1.6	$5.1	$5.1
Accrued interest	$17.5	$5.3	$12.1	$12.1
Prepaid income taxes	$11.2	$25.4	$(14.1)	$14.1
Working capital deficit change, excluding cash and cash equivalents				$10.1

Note: Totals may not sum due to rounding.

The decrease in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by a decrease in accrued liabilities due to a decline in employee compensation and related costs and a decline in accrued marketing costs. The increase in accrued interest was due to the timing of payments. The decrease in prepaid income taxes was primarily due to the outsized impact of a significant, largely non-cash, income tax expense resulting from the valuation allowance recorded to reflect the uncertainty of the realization of U.S. deferred tax assets.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended:

	September 28,	September 30,
	2024	2023
	(in millions)
Net cash used for operating activities	$(21.4)	$(1.2)
Net cash used for investing activities	$(13.2)	$(66.7)
Net cash used for financing activities	$(17.1)	$(1.9)

Operating Activities

Cash flows used for operating activities of $21.4 million for the first nine months of fiscal 2024 reflected an increase of $20.3 million from $1.2 million of cash flows used for operating activities for the first nine months of fiscal 2023. This increase in cash flows used for operating activities was primarily attributable to an increase in net loss, partially offset by an increase in non-cash add-back adjustments driven by the franchise rights acquired impairments and an increase in cash provided by operating assets and liabilities in the first nine months of fiscal 2024 as compared to the prior year period.

Investing Activities

Net cash used for investing activities totaled $13.2 million for the first nine months of fiscal 2024, a decrease of $53.5 million as compared to the first nine months of fiscal 2023. This decrease was primarily attributable to a decrease in cash paid for acquisitions, net of cash acquired, and a decrease in capitalized software and website development expenditures in the first nine months of fiscal 2024 as compared to the prior year period.

Financing Activities

Net cash used for financing activities totaled $17.1 million for the first nine months of fiscal 2024, an increase of $15.2 million as compared to the first nine months of fiscal 2023. This increase was primarily attributable to an increase in cash paid for acquisitions in the first nine months of fiscal 2024 as compared to the prior year period.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at September 28, 2024:

Long-Term Debt

At September 28, 2024

(in millions)

September 28, 2024
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	7.4
Unamortized debt discount	8.0
Total long-term debt	$1,429.6

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

As of September 28, 2024, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of September 28, 2024.

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

In June 2023, in connection with the planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with Term SOFR as the benchmark rate under the Credit Agreement, which is calculated to include a credit spread adjustment of 0.11448%, 0.26161%, 0.42826%, or 0.71513% for 1, 3, 6, or 12 months period, respectively, in addition to the Term SOFR Screen Rate (as defined in the Credit Agreement) and the margin (which was not amended).

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of September 28, 2024, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default. As of September 28, 2024, we were in compliance with the covenants under the Credit Agreement that were in effect on such date.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility as of any fiscal quarter end exceeds 35% of the amount of the aggregate commitments under the Revolving Credit Facility in effect on such date, we must be in compliance with a Consolidated First Lien Leverage Ratio of 5.25:1.00 for the period ending after the first fiscal quarter of 2024 through and including the first fiscal quarter of 2025, with a step down to 5.00:1.00, for the period following the first fiscal quarter of 2025. As of September 28, 2024, our actual Consolidated First Lien Leverage Ratio was 8.88:1.00 and there were no borrowings under our Revolving Credit Facility and total letters of credit issued were $1.2 million. We were not in compliance with the Consolidated First Lien Leverage Ratio as of September 28, 2024, and as a result, we are limited to borrowing no more than 35%, or $61.3 million, of the amount of the aggregate commitments under the Revolving Credit Facility as of each fiscal quarter end until we comply with the applicable ratio.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021 (as amended, supplemented or modified from time to time, the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. As of September 28, 2024, we were in compliance with the covenants under the Indenture that were in effect on such date.

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

Outstanding Debt

At September 28, 2024, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At September 28, 2024 and December 30, 2023, our debt consisted of both fixed and variable-rate instruments. We have historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. At September 28, 2024, the Company did not have any interest rate swaps in effect. Further information regarding our use of interest rate swaps can be found in Note 11 “Derivative Instruments and Hedging” in the notes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 7.77% and 7.64% per annum at September 28, 2024 and December 30, 2023, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of any applicable interest rate swaps, was approximately 7.39% and 6.53% per annum at September 28, 2024 and December 30, 2023, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at September 28, 2024:

Total Debt Obligation

(Including Current Portion)

At September 28, 2024

(in millions)

Remainder of fiscal 2024	$—
Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	10.0
Fiscal 2028	935.0
Fiscal 2029	500.0
Thereafter	—
Total	$1,445.0

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the effects of foreign currency translations and the fair value of derivative instruments. At September 28, 2024 and September 30, 2023, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $14.6 million and a loss of $17.5 million, respectively. At September 28, 2024 and September 30, 2023, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was $0.0 million and a gain of $5.5 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. The repurchase program currently has no expiration date. During the nine months ended September 28, 2024 and September 30, 2023, we did not repurchase any shares of our common stock under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, acquisition transaction costs and former CEO separation expenses.

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net (loss) income, the most comparable GAAP financial measure, for the three and nine months ended September 28, 2024 and September 30, 2023, and EBITDAS and Adjusted EBITDAS to net loss for the trailing twelve months ended September 28, 2024:

(in millions)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	Trailing Twelve Months
Net (loss) income	$(46.2)	$43.7	$(370.8)	$(24.1)	$(459.0)
Interest	28.6	24.5	81.9	71.4	106.4
Taxes	(27.3)	(38.4)	12.3	(18.9)	69.8
Depreciation and amortization	9.2	13.4	29.1	35.6	39.1
Stock-based compensation	0.8	3.2	6.0	9.0	8.3
EBITDAS	$(34.9)	$46.4	$(241.6)	$73.0	$(235.3)
Franchise rights acquired and goodwill impairments	57.0	—	315.0	—	318.7
2024 plan restructuring charges	14.8	—	14.8	—	14.8
2023 plan restructuring charges	(0.7)	6.2	6.7	30.6	29.8
2022 plan restructuring charges	(0.3)	(0.2)	0.1	0.6	0.5
2021 plan restructuring charges	—	—	—	0.1	—
2020 plan restructuring charges	—	—	—	(0.0)	—
Acquisition transaction costs (1)	—	—	—	8.6	—
Former CEO separation expenses	3.9	—	3.9	—	3.9
Adjusted EBITDAS (2)	$39.8	$52.4	$98.9	$112.9	$132.4

Note: Totals may not sum due to rounding.

(1)
Includes stock-based compensation expense attributable to post-combination vesting of $3.9 million.
(2)
The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of operations for the three months ended September 28, 2024 to exclude the impact of the $57.0 million of franchise rights acquired impairments, the net impact of the $14.8 million of 2024 plan restructuring charges, the reversal of $0.7 million of 2023 plan restructuring charges and the reversal of $0.3 million of 2022 plan restructuring charges, and the impact of the $3.9 million of former CEO separation expenses; (ii) adjusts the consolidated statements of operations for the three months ended September 30, 2023 to exclude the net impact of the $6.2 million of 2023 plan restructuring charges and the reversal of $0.2 million of 2022 plan restructuring charges; (iii) adjusts the consolidated statements of operations for the nine months ended September 28, 2024 to exclude the impact of the $315.0 million of franchise rights acquired impairments, the net impact of the $14.8 million of 2024 plan restructuring charges, the $6.7 million of 2023 plan restructuring charges and the $0.1 million of 2022 plan restructuring charges, and the impact of the $3.9 million of former CEO separation expenses; (iv) adjusts the consolidated statements of operations for the nine months ended September 30, 2023 to exclude the net impact of the $30.6 million of 2023 plan restructuring charges, the $0.6 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the reversal of $21 thousand of 2020 plan restructuring charges, and the impact of $8.6 million of acquisition transaction costs; and (v) adjusts EBITDAS for the trailing twelve months ended September 28, 2024 to exclude the impact of the $318.7 million of franchise rights acquired and goodwill impairments, the net impact of the $14.8 million of 2024 plan restructuring charges, the $29.8 million of 2023 plan restructuring charges and the $0.5 million of 2022 plan restructuring charges, and the impact of the $3.9 million of former CEO separation expenses. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of September 28, 2024, our total debt less unamortized deferred financing costs and unamortized debt discount/net loss ratio was (3.1)x. As of September 28, 2024, our net debt/Adjusted EBITDAS ratio was 10.4x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the nine months ended:

(in millions)

September 28, 2024
Total debt	$1,445.0
Less: Unamortized deferred financing costs	7.4
Less: Unamortized debt discount	8.0
Less: Cash on hand	57.2
Net debt	$1,372.4

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to their respective terms, our interest rate swaps in effect as of the end of the first quarter of fiscal 2024 terminated on March 31, 2024. Given subsequent market conditions, management determined to not enter into any new swap arrangements following such termination. Except for the impact from the termination of such swap arrangements discussed below, as of September 28, 2024, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2023 have not materially changed from December 30, 2023.

At the end of the third quarter of fiscal 2024, borrowings under the Credit Facilities bore interest at Term SOFR plus an applicable margin of 3.50%. For the Term Loan Facility, the minimum interest rate for Term SOFR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50%, referred to herein as the Term SOFR Floor. Accordingly, as of September 28, 2024, based on the amount of variable rate debt outstanding and the then-current Term SOFR rate, after giving consideration to the Term SOFR Floor, a hypothetical 125 basis point increase in interest rates would have increased annual interest expense by approximately $11.8 million and a hypothetical 125 basis point decrease in interest rates would have decreased annual interest expense by approximately $11.8 million. This change in market risk exposure from the end of fiscal 2023 was primarily due to the termination of our interest rate swaps on March 31, 2024 discussed above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2024, the end of the third quarter of fiscal 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the third quarter of fiscal 2024, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2023 other than as set forth below.

Risks Related to Our Business and Operations

Our new compounded GLP-1 offering exposes us to a variety of risks that could result in an adverse impact on our reputation, business and ability to effectively compete.

In October 2024, we began offering to our eligible Clinical members access to compounded semaglutide, a GLP-1 prescription medication, sourced via a 503B outsourcing facility (the “Manufacturing Supplier”) and dispensed by a licensed 503A pharmacy (“Dispensing Pharmacy”). A 503B outsourcing facility must meet certain conditions under Section 503B of the Federal Food, Drug and Cosmetic Act (the “FDCA”), including registration with the U.S. Food and Drug Administration (the “FDA”). The facility must also operate in compliance with the FDA’s Current Good Manufacturing Practice (cGMP) regulations and guidance and is subject to FDA inspection relating to compliance with cGMPs. If the Manufacturing Supplier or any of its compounded products are found by the FDA not to satisfy the criteria set forth in Section 503B, it may not be able to fulfill the prescriptions prescribed by our clinicians, which could have an adverse effect on our business. Compounding pharmacies and 503B outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies, and a governmental inquiry or action or litigation could be brought against us, the Dispensing Pharmacy or the Manufacturing Supplier relating to GLP-1 compounding activities. In such a case, we may experience negative publicity and reputational harm. Manufacturers of the branded GLP-1 medications also have brought private actions against compounders and outsourcing facilities, as well as prescribers of compounded medications, including against med-spas, medical practices and telehealth providers, and such action or litigation could be brought against us. The Manufacturing Supplier is legally permitted to produce the sourced version of compounded semaglutide while the equivalent branded GLP-1 active ingredient appears on the FDA drug shortage list, and we cannot predict when such shortage will be resolved. All doses of semaglutide branded under Ozempic and Wegovy became listed as available on the FDA’s shortage list as of October 30, 2024. As of November 4, 2024, the FDA considers semaglutide injection to continue to be in shortage, but it may determine to resolve the shortage in the future, which could constrain our ability to continue providing access to compounded semaglutide on our platform once inventory is no longer available. Additionally, on October 22, 2024, Novo Nordisk filed a Petition with the FDA, requesting that semaglutide products be added to the lists of drug products that present demonstrable difficulties for compounding pursuant to the FDCA Sections 503A(b)(3) and 503B(a)(6) (the “Demonstrable Difficulties for Compounding Lists” or “DDC Lists”). If added to the DDC Lists, 503A pharmacies and 503B facilities would be prohibited from producing compounded semaglutide, even if it is taken off the shortage list. The regulatory landscape applicable to GLP-1s continues to rapidly evolve. Additionally, many branded GLP-1 medications are protected under intellectual property laws that limit the formulations that other parties may use, and our promotion of compounded formulations may result in our being subject to infringement claims and other litigation, which could adversely affect our ability to effectively compete. While the FDA does not limit compounding to drug shortages, we cannot guarantee that we will be able to continue this offering in the same manner, to the same extent, or at all, due to a variety of factors outside our control, including intellectual property, regulatory and resource allocation matters, which could adversely impact our business and results of operations.

Achieving and maintaining market acceptance of this new offering could be negatively impacted by perceived risks associated with compounded medications. Certain compounding pharmacies and 503B outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage. We or the Manufacturing Supplier or Dispensing Pharmacy may also face allegations, litigation, and regulatory investigations under federal or state laws related to the marketing, fulfillment, distribution, and/or sale of these products. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Such litigation or regulatory proceedings and investigations, FDA shortage list implications, unexpected side effects or safety or efficacy concerns with our compounded semaglutide offering (or GLP-1s as a class) or related negative publicity could have an adverse effect on our reputation, business and ability to effectively compete.

We are undergoing a chief executive officer transition, which could cause disruption to our business, and our failure to appoint a permanent chief executive officer with the required level of experience and expertise could have an adverse impact on our operations and business strategy as well as the public or market perception of our business.

In September 2024, the Company and Sima Sistani, the Company’s then-President and Chief Executive Officer, mutually agreed that Ms. Sistani would cease serving as the Company’s President and Chief Executive Officer, effective September 27, 2024. The Board of Directors appointed Tara Comonte, a director of the Company, as Interim President and Chief Executive Officer, effective September 27, 2024, to serve until a permanent President and Chief Executive Officer is identified. If we are unsuccessful in appointing a permanent chief executive officer with the required level of experience and expertise, our operations and business strategy could be materially and adversely affected. Any significant leadership change or executive management transition involves inherent risk and can be difficult to manage. It may involve a diversion of resources and management attention, be disruptive to our daily operations, make it more difficult to hire and retain key employees, impact public or market perception or hinder progress on key strategic initiatives, any of which could have a negative impact on our business or stock price.

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

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended September 28, 2024, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5–1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

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

†*Exhibit 10.1	Termination Agreement and General Release, dated as of July 31, 2024, by and between WW (Switzerland) SA and Pierre-Olivier Latour.

†*Exhibit 10.2	Letter Agreement regarding separation matters, dated September 27, 2024, by and between WW International, Inc. and Sima Sistani.

†*Exhibit 10.3	Letter Agreement, dated September 27, 2024, by and between WW International, Inc. and Tara Comonte.

†*Exhibit 10.4

Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Interim President and Chief Executive Officer Equity Award), dated September 27, 2024, by and between WW International, Inc. and Tara Comonte.

*Exhibit 31.1	Rule 13a-14(a) Certification by Tara Comonte, Interim Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Heather Stark, Chief Financial Officer.

*Exhibit 32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

† Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: November 6, 2024	By:	/s/ Tara Comonte
Tara Comonte
Interim President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Heather Stark
Heather Stark
Chief Financial Officer (Principal Financial Officer)