Form 10-K
period 2024-12-28
WW INTERNATIONAL, INC.
filed 2025-02-28
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2024 (based upon the closing price of $1.17 per share of common stock as of June 28, 2024, the last business day of the registrant’s second fiscal quarter of 2024, as quoted on The Nasdaq Stock Market LLC) was $92,644,603. For purposes of this computation, it is assumed that shares of common stock held by our directors and executive officers as of June 28, 2024 would be deemed stock held by affiliates.

The number of shares of common stock outstanding as of February 3, 2025 was 80,127,091.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 28, 2024.

WW International, Inc.

Annual Report on Form 10-K

i

PART I

BASIS OF PRESENTATION

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Annual Report on Form 10-K unless the context indicates otherwise: “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements. We have one reportable segment for the purpose of making operational and resource decisions and assessing financial performance. See “Item 1. Business—Business Organization” of this Annual Report on Form 10-K.

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
•
the outcomes of litigation or regulatory actions;
•
risks and uncertainties associated with our international operations, including regulatory, economic, political, social, intellectual property, and foreign currency risks, which risks may be exacerbated as a result of war and terrorism;
•
risks related to the Acquisition, including risks that the Acquisition may not achieve its intended results;
•
the possibility that we could fail to maintain the listing of our common stock on Nasdaq;
•
risks related to the actions of activist shareholders; and
•
other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission (the “SEC”).

Item 1. Business

Overview

We are a global leader in weight management, combining science and community, to help our millions of members live their healthiest lives. With over six decades of weight management experience, expertise and know-how, we are the most recognized brand name in the field of weight loss. Our unique portfolio, including clinical solutions in the United States, empowers people to achieve their weight management goals and sustain their results. We are powered by our proprietary digital platform that provides members with access to our science-backed behavioral weight loss and weight management programs – our Points Program, Diabetes Program and GLP-1 Program – and our virtual and in-person community. We believe our community increases accountability and provides our members with inspiration, human connection, and support. In the United States, our digital platform also provides our members access to a network of licensed, specialized healthcare professionals who can provide clinical weight management support, including prescribing medications to those clinically eligible, through WeightWatchers Clinic-affiliated practices. As the number of people with overweight and obesity worldwide continues to grow, the need for effective, scalable, consumer-friendly and tailored weight management programs and access to weight-loss medication continues to increase. We believe the combination of our effective programs, global presence, active community and brand awareness uniquely position us to attract new and returning members and impact the weight management market.

Our primary sources of revenue are subscriptions for our digital, workshop, and clinical offerings. Our “Digital” business refers to providing subscriptions to our digital product offerings. Our “Workshops + Digital” business refers to providing subscriptions for unlimited access to our workshops combined with our digital subscription product offerings. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by WeightWatchers Clinic (formerly referred to as Sequence) combined with our digital subscription product offerings and unlimited access to our workshops. We also refer to our Workshops + Digital business and Digital business collectively as our “Behavioral” business.

Business Organization

As previously disclosed, effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, the Company’s reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance. The segment information presented in this Annual Report on Form 10-K for fiscal 2023 and fiscal 2022 has been updated to reflect this reportable segment structure. For details on our reportable segment in fiscal 2024, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Our Offerings

Our Behavior Change Programs

Our weight loss and weight management programs are rooted in nutritional and behavior change science. They are comprised of a range of science-based nutritional, activity, behavioral and lifestyle tools and approaches that can be tailored for individual weight goals and, if needed, support the unique needs of people taking GLP-1 medications or living with diabetes. Our Points Program continues to be grounded in our scientific Points system, which uses a proprietary nutritional algorithm to assign each food a value based on its calorie, saturated fat, unsaturated fat, added sugar, protein and fiber content. After a proprietary, personal assessment takes into account a member’s metabolic rate, members receive a tailored daily and weekly Points Budget to guide them towards healthy foods and appropriate portion sizes, forming the foundation of a healthy eating pattern. Members can take advantage of over 350 ZeroPoint foods (nutritious foods which do not need to be weighed, measured, or tracked). We offer tailored versions of the Points Program for individuals living with diabetes and individuals taking GLP-1s. Our Diabetes Program takes into account the dietary needs of those living with diabetes by tracking blood sugar levels and tailoring their plans towards those foods that are less likely to impact such levels, and members can connect certain continuous glucose monitor data to our app for additional insights. Our GLP-1 Program, which launched in the U.S., U.K. and Germany in December 2023, is our first nutrition and activity program to complement a weight loss journey for those who are taking GLP-1 medications, whether provided through WeightWatchers Clinic (as described below) or prescribed by another medical provider. This program supports these members by helping them to prioritize nutritious foods while appetite is significantly reduced by the medication and to maintain muscle mass while losing weight on the medication by focusing on protein dense food and promoting activity. Our behavior change programs help members adopt a healthier and more active lifestyle, a helpful mindset, and healthy habits, with a view toward long-term behavior modification — a key aspect of our approach toward achieving lasting weight loss and management.

Our app delivers our programs by providing tools, education, nutrition and wellness resources, and access to our virtual member community to help our members on their weight management journey. These include trackers for food, water, activity and weight (and, for members on our Diabetes Program, a tracker for blood sugar) as well as progress against personal goals and content regarding behavioral techniques for building healthy habits. In addition to tracking Points, members can also track macronutrient data, including calories, protein, carbohydrates, fat, fiber and sodium. Our Connect platform, a members-only social network accessed through our app, fosters meaningful relationships by helping people find communities based on shared interests including food preferences, identity cohorts, wellness journey, activity, mindset, hobbies, locations, events and workshops. Members can also access digital tools in our app, including our recently launched AI-powered photo Food Scanner and Recipe Analyzer, which instantly estimates and tracks ingredients, portions and Points based upon a photo or recipe website address, respectively, to help them on their weight management journey.

Members can supplement their app experience with group workshops, delivered virtually through the app or, where available, in-person, of 30-45 minutes in duration, conveniently scheduled throughout the day. WW-trained coaches facilitate these interactive workshops that encourage learning and inspire members to make positive changes towards their individual goals. Members provide each other inspiration and support by sharing their experiences with, and by providing encouragement and empathy to, other people on weight health journeys. In addition, through WeightWatchers Clinic, all members are able to schedule visits with registered dietitians, clinicians expert in nutrition, lifestyle and habit-building.

WeightWatchers Clinic

WeightWatchers Clinic is our clinical offering in the United States which provides members who medically qualify access to clinicians who can prescribe weight management medications when clinically appropriate, paired with our behavior change programs, such as our GLP-1 Program. WeightWatchers clinicians may prescribe to clinically eligible members U.S. Food and Drug Administration (“FDA”)-approved medications for chronic weight management, including GLP-1s, and, beginning in October 2024 compounded semaglutide. Through our telehealth platform, members are guided by a multidisciplinary care team comprised of a care coordinator to facilitate insurance coverage, if applicable, registered dietitians, fitness specialists, and a board-certified clinician. Clinical members also have access to medication management, from dosage, to refilling prescriptions, to tracking weight loss and mitigating any potential side-effects, with the assistance of their clinician.

Licensing and Consumer Product Sales

We continue to license our trademarks and other intellectual property in certain categories of food, beverages and other weight management-relevant consumer products and services. Additionally, we co-brand with or endorse carefully selected branded consumer products and services. By partnering with carefully selected companies in categories relevant and helpful to weight- and health-conscious consumers, we have a high-margin licensing business that gives us access to these consumers and also increases the awareness of our brands. In connection with our acquisition from The Kraft Heinz Company (successor to H.J. Heinz Company), or Heinz, in September 1999, Heinz received a perpetual royalty-free license to continue using our brand in certain food categories.

We previously sold a range of consumer products that complemented our programs and helped our customers in their weight management efforts. Our WW-branded products included bars, snacks, cookbooks and kitchen tools. We primarily sold consumer products online through our e-commerce platforms, at our studios, and through our trusted partners. In fiscal 2023, sales of consumer products represented approximately 6.2% of our total revenues. We made a strategic decision to close this lower-margin consumer products business, which we completed at the end of fiscal 2023.

Our Subscription Model

The payment structure for our offerings discussed above is through subscription plans and in some cases, includes a one-time initiation fee or one-time payments for add-on services, such as registered dietitian visits that are offered to all members regardless of subscription plan. Pursuant to these subscription plans, a member typically selects the behavior change program which best meets them on their personal weight health journey and may elect to participate in our WeightWatchers Clinic offering as well, commits to a minimum term and is automatically charged on a monthly basis until the member elects to cancel. With any subscription, members are granted access to one of our programs and our app with its functionality and tools. Digital members may elect to supplement their subscription with access to our group workshops. WeightWatchers Clinic members receive the benefits of our group workshops as part of their subscription. Within the three channels of membership subscription described below, members can find services and tools that best meet their preferences and needs.

Digital Business

In our Digital business, we offer a digital subscription product based on weight loss and weight management. Our app provides interactive and personalized resources that allow subscribers to follow one of our three behavior change programs - the Points Program, Diabetes Program and GLP-1 Program, including access to Connect, our member community platform. We continually innovate our Digital offerings to maximize the design, usability, features and capabilities of our app to support our weight loss and weight management programs and community. As of the end of fiscal 2024, we had approximately 2.7 million Digital subscribers.

Workshops + Digital Business

In our Workshops + Digital business, we offer a subscription for unlimited access to our workshops in addition to our digital subscription product described above. As part of this offering, we present our program in group workshops. Coaches lead these interactive workshops that encourage learning and inspire members to make positive changes towards their individual goals. Our interactive communities remain the cornerstone of our workshops. Members provide each other inspiration and support by sharing their experiences with, and by providing encouragement and empathy to, other people on weight health journeys. As of the end of fiscal 2024, we had approximately 0.5 million Workshops + Digital subscribers.

We have franchisees in a limited number of territories. In fiscal 2024, revenue from our franchisees were immaterial. Pursuant to long-standing agreements, we and our franchisees typically pay each other royalties and other fees. We have enjoyed a mutually beneficial relationship with our franchisees over many years. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Clinical Business

In our Clinical business, which we launched in 2023 following the acquisition of Sequence, we offer a subscription for clinically eligible members to access a clinician who can prescribe weight management medications when clinically appropriate, as well as to access the benefits of our Workshops + Digital subscription described above. As part of this offering, each Clinical member has a care team to assist them in their weight health journey. The care team not only offers support but also guidance on how to meet weight health challenges, including those related to insurance coordination. Clinical members have access to check-ins with their respective clinicians to assist them with their medication as needed. Clinical members are also able to access our app and attend dedicated virtual workshops to connect with other members who are also on a clinical weight health journey, in addition to any other virtual or in-person workshops. As of the end of fiscal 2024, we had approximately 0.1 million Clinical subscribers.

WeightWatchers for Business Offering

Through our WeightWatchers for Business offering, we are leveraging our organizational capability to serve employers, payers and health plans with the offerings of our Digital, Workshops + Digital and Clinical businesses. As healthcare and GLP-1 medication costs continue to be a significant concern for these stakeholders, we believe that our broad range of offerings uniquely positions us to serve the market and help them reduce their healthcare costs and improve the overall weight health of their constituents.

Our Clinical Efficacy and Reputation in the Marketplace

We are grounded in decades of proven scientific research and we have continued to evolve our science-backed programs alongside advancements in nutritional and behavior change research. With over 180 peer-reviewed scientific studies (including over 63 randomized controlled trials) published on WeightWatchers, we are one of the most extensively studied commercial weight management programs. This robust body of research underscores the scientific rigor of our approach, demonstrating its effectiveness across clinical and community settings, and in comparisons to other weight management programs or standards of care.

As one example, in 2022, a randomized controlled trial conducted by research teams at the University of North Carolina - Chapel Hill, University of British Columbia, and University of Leeds and funded by us was published in JAMA Network Open and found that study participants assigned to WW for 12 months had over two times more weight loss compared to participants who were assigned to a do-it-yourself weight loss approach. In addition, those assigned to WW were more likely to achieve clinically significant weight loss of five percent at three and twelve months.

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

The efficacy and the value of our offerings are also well-acknowledged in the marketplace. In 2025, we again were recognized by U.S. News & World Report in the “Best Diets” rankings, including ranking #1 for “Best Weight-Loss Diets” for the fifteenth consecutive year and again ranking #1 for “Best Diet Programs.”

Through our commitment to rigorous scientific research, we believe we continue to set the standard in evidence-based weight management, helping individuals achieve meaningful and lasting health improvements.

Marketing and Promotion

Our communications with consumers and other promotional efforts enhance our brand image and awareness and motivate both former and potential new customers to join WW. We utilize a data-driven approach to our media placements, promotional offers, and website and app store presence to enhance marketing efficiency, drive conversion, and maximize subscription value. Our advertising campaigns are supported across multiple platforms (e.g., television, YouTube, social media, programmatic, audio, search, affiliate, branded content, electronic customer relationship marketing (eCRM), direct mail, and public relations). We develop and maintain a high level of engagement with current and potential customers on various social media platforms including Facebook, Instagram and TikTok. Also, at times, we utilize brand ambassadors, spokespersons and social media influencers, including celebrities, as part of our advertising and marketing.

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

Competition

We compete in the global weight management and health and wellness market. The weight management and health and wellness industries include commercial weight management programs; online and clinical prescription services; weight management services administered in-person or virtually by doctors, nutritionists, dietitians and other clinicians; the pharmaceutical industry and prescription and over-the-counter weight management and weight loss injectables, pills and appetite suppressants as well as compounded drug formulations; weight loss and wellness apps and monitoring solutions, such as wearable trackers; surgical procedures; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites, and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content and publications; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains. These competitive programs, products, services and publications are offered at various price points, and in some cases for free or at a low cost to consumers, such as free apps.

Competition among commercial weight management programs and online and clinical prescription services is largely based on program recognition and reputation; the effectiveness, ease of use, safety, personalization and price of the program and services; the range of offerings and services; and the related digital platform, content and user experience. We compete with many other companies in the commercial weight management industry, although we believe that in certain cases their businesses are not comparable to ours. For example, we believe our prominence as one of the most clinically-studied commercial weight management programs differentiates us from many of our competitors. In conjunction with our flexible, healthy food plan and emphasis on behavior change education, we believe that the power of our communities -- via our online social network, Connect, and workshops -- increases accountability and provides our members with inspiration, human connection, and support, which motivates them and enables them to build healthier and more fulfilling food, activity and lifestyle habits. Additionally, we believe we are differentiated by offering a continuum of solutions inclusive of our behavior change programs, community support through our workshops, and in the United States, our telehealth platform providing members who medically qualify access to clinicians who can prescribe weight management medications when clinically appropriate.

Our Clinical business is part of the emerging market at the confluence of healthcare and technology, which is increasingly competitive, subject to rapid change, and significantly affected by new product and technological introductions, the evolving regulatory landscape, and other market activities of industry participants. The increased popularity and acceptance and rapid adoption of medication as a weight loss tool has introduced new competitors in the weight management and health and wellness market and increased competition from certain of our existing competitors. We compete directly not only with telehealth providers but also traditional healthcare providers, pharmacies, pharmaceutical companies, and other technology companies entering into the weight management and health and wellness industry. Conversely, increased attention by consumers and the media to recent developments, innovations, and approvals of chronic weight management drug therapies, the increase in compounded drug formulations, and the perception of their safety, effectiveness and ease of use, may also delay or prevent consumer engagement in our Behavioral businesses.

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

Winfrey Transaction

On October 18, 2015, we entered into a Strategic Collaboration Agreement with Ms. Winfrey (as amended, the “Strategic Collaboration Agreement”), pursuant to which Ms. Winfrey granted us the right to use, subject to her approval, her name, image, likeness and endorsement for and in connection with the Company and its programs, products and services (including in advertising, promotion, materials and content), and we granted Ms. Winfrey the right to use our trademarks and service marks to collaborate with and promote the Company and its programs, products and services. The Strategic Collaboration Agreement had an initial term of five years (the “Initial Term”), with additional successive one year renewal terms. On December 15, 2019, we entered into an amendment of the Strategic Collaboration Agreement (the “Strategic Collaboration Amendment”) with Ms. Winfrey, pursuant to which, among other things, the Initial Term was extended until April 17, 2023 (with no additional successive renewal terms) after which a second term commenced and will continue through the earlier of the date of the Company’s 2025 annual meeting of shareholders or May 31, 2025 (the “Second Term” and together with the Initial Term, the “Strategic Term”). During the Initial Term, Ms. Winfrey consulted with us and participated in developing, planning, executing and enhancing the WW programs and related initiatives, and provided us with services in her discretion to promote the Company and its programs, products and services, including in advertisements and promotions, and made personal appearances on our behalf. During the Second Term, Ms. Winfrey and the Company will collaborate with each other towards the mutual objective of advancing and promoting the WW programs and the Company, and in connection therewith, Ms. Winfrey will consult with the Company and participate in developing, planning, executing and enhancing the WW programs and related initiatives. In connection therewith, Ms. Winfrey will make available to the Company her knowledge, expertise, and abilities in the areas of corporate management, consumer insights, advertising and marketing, consumer motivation, and community activation and consult and participate in the design and planning of creative strategy and the related execution of the consumer experience in connection with the WW programs. In addition, throughout the Second Term, except as otherwise prohibited by applicable law, the Company intended to cause Ms. Winfrey to be nominated as a director of the Company. However, Ms. Winfrey did not seek re-election as a director of the Company at the Company’s 2024 annual meeting of shareholders. Ms. Winfrey will not grant anyone but the Company the right to use her name, image, likeness or endorsement for or in connection with any other weight loss or weight management programs during the Strategic Term, and she will not engage in any other weight loss or weight management business, program, products, or services during the Strategic Term and for one year thereafter. The Strategic Collaboration Amendment became operative on May 6, 2020 when our shareholders approved the Winfrey Amendment Option (as defined below).

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

In fiscal 2024, Ms. Winfrey donated all shares of common stock that she owned to the National Museum of African American History and Culture (the “Museum”). In February 2024, Ms. Winfrey announced her intention to donate the net proceeds from any subsequent exercise and sale of the Winfrey Option and the Winfrey Amendment Option, if any, to the Museum. In connection with Ms. Winfrey’s proposed and consummated charitable donations, the Company declined to exercise its rights of first offer and first refusal discussed above and waived any remaining transfer restrictions applicable to the shares donated or proposed to be donated and, to the extent the net proceeds of the sale of such shares are donated to the Museum, the shares issuable under either of the Winfrey Option or the Winfrey Amendment Option.

Regulation

A number of laws and regulations govern our advertising and marketing, services, products, operations and PCs and Affiliated Professionals (both as defined below) and relations with consumers, licensees, franchisees, health plans, strategic and other contractual partners, coaches, guides, employees and government authorities in the countries in which we operate. Certain federal, state and foreign agencies, such as the U.S. Federal Trade Commission (the “FTC”) and the FDA regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, labeling, privacy, consumer pricing and billing arrangements and other consumer protection matters. Additionally, the FDA and state agencies and licensing boards regulate and enforce laws and regulations relating to certain of the products offered through our Clinical business. We are subject to many distinct employment, labor, commercial, benefits and tax laws and regulations in each country in which we operate, including regulations affecting our employment and wage and hour practices and our relations with our coaches, guides and employees. Laws and regulations directly applicable to data protection and communications, operations or commerce over the Internet, such as those governing consumer protection, intellectual property, privacy and taxation, continue to evolve. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance.

From time to time, we have been in discussions with the FTC regarding advertisements of services and products. Subsequent to our 2018 acquisition of Kurbo Health, Inc., (“Kurbo”), we engaged in discussions with the FTC regarding online privacy obligations associated with that program. In February 2022, the FTC filed a complaint and proposed settlement order to resolve allegations that Kurbo violated the Children’s Online Privacy Protection Act. We entered into a consent order with the FTC in March 2022 settling all contested issues raised in the complaint filed against us, and determined in the second quarter of fiscal 2022 to exit the Kurbo business in the third quarter of fiscal 2022 as part of our strategic plan.

In addition, we, our PCs, and Affiliated Professionals are subject to other laws and regulations in the United States and internationally, as applicable. For example, the practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, and approvals, which relate to topics including the adequacy of medical care, the practice of medicine (including the provision of remote care), personnel, operating policies and procedures, and the prerequisites for the prescription of medication. Failure to comply with these or other laws and regulations or changes in laws, regulations, policies, and related interpretations and enforcement practices could give rise to civil or criminal penalties, affect our cost of doing business, alter the landscape in which we do business, and require operational changes. Our contractual relationships with our PCs and Affiliated Professionals are also subject to various state laws that prohibit fee splitting, the sharing of professional services income with nonprofessional or business interests, and the corporate practice of medicine (“CPOM”) and laws, regulations, and administrative interpretations intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. CPOM and fee splitting laws vary from state to state and are subject to interpretation and enforcement by state regulators, and the failure to comply could lead to adverse judicial or administrative actions against us, our PCs or Affiliated Professionals, civil or criminal penalties, cease-and-desist orders, loss of healthcare provider licenses, changes to contractual arrangements, and other materially adverse consequences. A determination of liability under, or noncompliance with, broadly applicable fraud and abuse laws and regulations, such as state healthcare fraud and abuse laws that apply to items or services reimbursed by any third-party payor, including funds paid out of pocket by patients, may also subject us, our PCs, or our Affiliated Professionals to fines, penalties, other adverse consequences, and restrictions on our business, our PCs or Affiliated Providers. The scope of these laws and interpretations of them vary by jurisdiction and are enforced by courts and governmental and regulatory authorities, each with broad discretion. See “Risk Factors—Risks Related to Laws and Regulations, Litigation, and Our International Operations—We may be subject to extensive fraud, waste, and abuse laws that may give rise to federal and state audits and investigations, including actions for false and other improper claims.”

Human Capital Management

At WeightWatchers we believe that our workforce plays a vital role in our success. As of December 31, 2024, we had approximately 3,700 employees in 11 countries, a majority of whom were part-time employees. In addition, in certain of our international markets, our coaches and guides are self-employed and are not included in this total.

Diversity and Inclusion

We believe that a diverse and inclusive workforce creates an environment where we’re able to leverage the range and breadth of experience needed to achieve lasting results for our members while enabling better execution of our strategic initiatives. All of our current executive officers, including our Chief Executive Officer and our Chief Financial Officer, are women. We offer forums and formal training programs for our employees to enable them to continue their education and share best practices and experiences, which creates an ongoing evolution and community with respect to diversity and inclusion and belonging in the workplace.

Training and Development

We develop our employees by offering in-house learning and development resources. These include online and in-person training programs on a variety of topics in order to foster career growth both long term and short term. For example, we offer leadership training to help ensure our future business leaders have the necessary skill sets to manage and lead our organization.

Wellness, Health and Safety

We are focused on promoting the total wellness of our employees, and offer resources, programs and services to support our employees’ physical, mental, financial and social wellness. For example, in 2024 we expanded coverage for mental health support through a robust global digital employee assistance program and expanded weight management services in the United States. We continue to strive to be an advocate for participants and a fiduciary of the plan. We believe in creating a work environment that supports our employees’ wellbeing, while still maintaining our commitment to our members. Our work model is designed to enhance productivity and foster innovation by allowing our corporate employees and their leaders to work together in determining when, where and how they work to achieve the best possible results. We believe this approach strikes an appropriate balance between our purpose-driven culture of helping our members develop healthy habits while respecting the wellness, health and safety of our employees. To facilitate virtual and in-person collaboration, we offer forums and formal training programs to provide our employees with the tools and skills to be successful in a hybrid workplace.

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

We use our corporate website at corporate.ww.com and certain social media channels such as our Instagram account (Instagram.com/weightwatchers), corporate Facebook page (www.facebook.com/weightwatchers), X account (@ww_us) and LinkedIn page (www.linkedin.com/company/weightwatchers) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

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

The weight management and health and wellness marketplace, which includes clinical solutions, is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: commercial weight management programs; online and clinical prescription services; weight management services administered in-person or virtually by doctors, nutritionists, dieticians and other clinicians; the pharmaceutical industry and prescription and over the counter weight management and weight loss injectables, pills and appetite suppressants as well as compounded drug formulations; weight loss and wellness apps and monitoring solutions, such as wearable trackers; surgical procedures; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites, and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content and publications; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains. As we or others develop new or different weight management services, products, methods or technologies, additional competitors may emerge. Furthermore, existing competitors may enter new markets or channels of distribution or expand their offerings or advertising and marketing programs, and future competitors may do the same. More effective or more favorably perceived, or easier to use, diet and weight and healthy living management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. Some of our competitors are also significantly larger than we are and have substantially greater resources. This competition may reduce demand for our services and products.

Our Clinical business is part of the emerging market at the confluence of healthcare and technology, which is increasingly competitive, subject to rapid change, and significantly affected by new product and technological introductions, the evolving regulatory landscape and other market activities of industry participants. The increased popularity and acceptance and rapid adoption of medication as a weight loss tool has introduced new competitors in the weight management and health and wellness market and increased competition from certain of our existing competitors. We compete directly not only with telehealth providers but also traditional healthcare providers, pharmacies, pharmaceutical companies, and other technology companies entering into the weight management and health and wellness industry. Many of our current and potential competitors may have greater name and brand recognition in the larger healthcare market, longer operating histories, or significantly greater resources than we do, or may be able to offer products and services similar to those offered by WeightWatchers Clinic at more attractive prices than we can. Conversely, increased attention by consumers and the media to recent developments, innovations, and approvals of chronic weight management drug therapies, the increase in compounded drug formulations, and the perception of their safety, effectiveness and ease of use, may also delay or prevent consumer engagement in our Behavioral business line.

The purchasing decisions of weight management and health and wellness consumers are highly subjective and can be influenced by many factors, such as perception of the ease of use and efficacy of the service and product offerings as well as brand image or reputation, marketing programs, cost, social media presence and sentiment, consumer trends, personalization, the digital platform, content and user experience. Moreover, consumers can, and frequently do, change approaches easily. For example, fad diets and weight loss trends, such as low-carbohydrate diets, have adversely affected our revenues from time to time. Also, our revenue from our Behavioral business line has been and may continue to be adversely affected by the popularity and expanding availability of pharmacotherapy treatments (offered either in-person by medical providers or through other telehealth platforms), as well as apps, activity monitors and other free or low-cost “do-it-yourself” alternatives. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

A failure to continue to retain and grow our subscriber base could adversely affect our results of operations and business.

Subscriptions to our businesses generate the predominant portion of our revenue, and our future growth depends upon our ability to retain and grow our subscriber base and audience. To do so will require us to continue to evolve our subscription model, user experience and digital platform; address changing consumer demands and developments in science and technology; and improve our services and products while continuing to provide our members with guidance, compelling content, personalization and an inspiring community to enable them to develop healthy habits. We have invested and will continue to invest significant resources in these efforts, but there is no assurance that we will be able to successfully maintain and increase our subscriber base or that we will be able to do so without taking steps such as reducing pricing or incurring subscription acquisition costs that would affect our subscription revenues, margin and/or profitability.

We may not be able to successfully execute our business plan to be a leader in the rapidly evolving and increasingly competitive clinical weight management and weight loss market, which could adversely affect our business, financial condition or results of operations.

The clinical weight management and weight loss market is rapidly evolving and increasingly competitive. The potential growth and scope of, and future investments in, this market is unknown and it may not reach the market size or generate the related revenues that we anticipate. Additionally, insurance and employer cost coverage for weight management medications may not be expanded or may contract further, and prices for weight management medications may rise or may not decline, making them unaffordable to certain consumers. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner to customers who are seeking a clinical weight management solution, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. Our virtual care Clinical offering, WeightWatchers Clinic, may be unable to achieve and sustain high levels of demand, consumer acceptance, and market adoption. Negative publicity concerning telehealth generally or weight management medications specifically, such as information regarding side effects or adverse events associated with such medications, or our Clinical offerings and related customer experiences, could limit market acceptance of our business model and services within this larger market. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth could limit market acceptance of our business model and services. If our Clinical offerings are unable to drive recruitment and retention, our Clinical subscriber base may not grow, or may grow more slowly than we expect. Our success will depend to a substantial extent on the willingness of our members to access our Clinical offering virtually via our telehealth platform, as well as on our ability to continue to demonstrate the value of virtual care to employers, health plans, government agencies, and other purchasers of healthcare for beneficiaries. The success and satisfaction of our Clinical members depends in part on their being able to access the weight management medications that they have been prescribed by WeightWatchers Clinic clinicians. Due to supply chain constraints and shortages for weight management medications, these members have experienced, and may continue to experience, stock issues at mail order and local pharmacies that fill prescriptions for such therapies. If we fail to successfully compete in the clinical weight management and weight loss market with our virtual care Clinical offering, our business, financial condition or results of operations could be adversely affected.

If we do not continue to develop new, innovative services and products or if our services, products or brands do not continue to appeal to the market, or if we are unable to successfully expand into new channels of distribution or respond to consumer trends or sentiment, our business may suffer.

The weight management and health and wellness marketplace is subject to changing consumer demands and sentiment based, in large part, on the efficacy, ease of use and popular appeal of weight management and wellness programs and the evolving science with respect to weight loss. The popularity of weight management and wellness programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends or sentiment and medical advancements. For example, public opinion on the use of weight management medications is significantly shifting as the popularity of clinical solutions grows, more medications are approved by regulatory authorities in the U.S. and elsewhere, and the availability of weight management drugs continues to expand. Although beneficial for our Clinical business, the growing acceptance of the use of medication to manage weight could negatively impact the popular appeal of our Behavioral business line. Our businesses and the portfolio of corresponding services and products we offer are intended to address the weight health needs of all members – whether they are taking prescription weight management medications, living with diabetes or looking to otherwise lose weight – but the perception that our Company caters to, or is focused on, any of those groups to the exclusion of the others could potentially alienate current and future members, and our businesses may suffer. The successes or challenges of our Clinical business may come at the respective expense of, or advantage to, our other businesses. Additionally, developments in public opinion on the types of products and services we provide could negatively impact the popular appeal of our services and products. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis, to respond to new and evolving consumer demands and sentiment, achieve market acceptance and keep pace with new medical, nutritional, weight management, healthy living, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products. Additionally, new or enhanced services or products may not appeal to the market or the market’s perception of us. As we announce new brands, sub-brands or articulations of our brands, and we adopt new trademarks, the marketplace may not embrace or accept them and it may take time to build their reputation and goodwill, both with consumers and with our partners. Our future success also will depend, in part, on our ability to successfully distribute our services and products through appealing channels of distribution. Our failure to develop new, innovative services and products and to enhance our existing services and products, the failure of our services, products or brands to continue to appeal to the market or respond to consumer trends or sentiment, or the failure to expand into appealing new channels of distribution could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

Our new compounded GLP-1 offering exposes us to a variety of risks that could result in an adverse impact on our reputation, business and ability to effectively compete.

In October 2024, we began offering to our eligible Clinical members access to compounded semaglutide, a GLP-1 prescription medication, sourced via a 503B outsourcing facility (the “Manufacturing Supplier”) and dispensed by a licensed 503A pharmacy (“Dispensing Pharmacy”). A 503B outsourcing facility must meet certain conditions under Section 503B of the Federal Food, Drug and Cosmetic Act (the “FDCA”), including registration with the U.S. Food and Drug Administration (the “FDA”). The facility must also operate in compliance with the FDA’s Current Good Manufacturing Practice (cGMP) regulations and guidance and is subject to FDA inspection relating to compliance with cGMPs. If the Manufacturing Supplier or any of its compounded products are found by the FDA not to satisfy the criteria set forth in Section 503B, it may not be able to fulfill the prescriptions prescribed by our clinicians, which could have an adverse effect on our business. Compounding pharmacies and 503B outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies, and a governmental inquiry or action or litigation could be brought against us, the Dispensing Pharmacy or the Manufacturing Supplier relating to GLP-1 compounding activities. In such a case, we may experience negative publicity and reputational harm. Manufacturers of the branded GLP-1 medications also have brought private actions against compounders and outsourcing facilities, as well as prescribers of compounded medications, including against med-spas, medical practices and telehealth providers, and such action or litigation could be brought against us. The Manufacturing Supplier is legally permitted to produce compounded semaglutide injection while the approved branded GLP-1 drug products (i.e., Ozempic and Wegovy) (the “Drug Products”) appear on the FDA drug shortage list. The Drug Products were added to the FDA drug shortage list in 2022. In a Declaratory Order issued on February 21, 2025, the FDA determined that the semaglutide injection product shortage is resolved and removed the Drug Products from the shortage list. As part of the Declaratory Order, the FDA stated that 503A pharmacies will be permitted to compound injectible semaglutide until April 22, 2025 and that 503B outsourcing facilities will be permitted to compound injectible semaglutide until May 22, 2025. In October 2024, the FDA took similar actions with respect to injectible tirzepatide drug products, when it resolved the shortage for those products and provided a discretionary enforcement period during which 503A pharmacies and 503B outsourcing facilities were permitted to produce compounded tirzepatide. Those actions are currently subject to ongoing litigation and the FDA has stated that it will permit the compounding of tirzepatide drug products by exercising enforcement discretion while the relevant litigation is pending. The Manufacturing Supplier must operate in compliance with the FDA’s requirements and produce compounded semaglutide only during the applicable period of enforcement discretion and may not be able to fulfill the prescriptions prescribed by our clinicians after the expiration of such period. Additionally, on October 22, 2024, Novo Nordisk filed a Petition with the FDA, requesting that semaglutide products be added to the lists of drug products that present demonstrable difficulties for compounding pursuant to the FDCA Sections 503A(b)(3) and 503B(a)(6) (the “Demonstrable Difficulties for Compounding Lists”). If added to the Demonstrable Difficulties for Compounding Lists, 503A pharmacies and 503B facilities would be prohibited from producing compounded semaglutide under any circumstances, even if the FDA continues to exercise enforcement discretion with respect to the shortage or if it were added back to the drug shortage list. The regulatory landscape applicable to GLP-1s continues to rapidly evolve. Additionally, many branded GLP-1 medications are protected under intellectual property laws that limit the formulations and methods of use that other parties may use, and our promotion of compounded formulations may result in our being subject to infringement claims and other litigation, which could adversely affect our ability to effectively compete. While the FDA does not limit compounding to only during drug shortages, compounding approved drug products (like injectible semaglutide) outside of drug shortages is more limited, and we cannot guarantee that we will be able to continue this offering in the same manner, to the same extent, or at all, due to a variety of factors outside our control, including intellectual property, regulatory and resource allocation matters, which could adversely impact our business and results of operations.

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

We are continually evaluating the changing consumer environment and the competitive environment of the weight management and health and wellness marketplaces and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy that addresses those changes. Over the past several years, we have expanded our offerings in health and wellness, including introducing our Clinical offering and more recently, offering our U.S.-based members access to registered dieticians. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel, or engage with partners of choice, to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition or results of operations may be adversely affected.

We continually innovate our offerings to best serve our members. For example, in the Company’s continued pursuit to evolve alongside advancements in science, in fiscal 2023, we acquired Sequence, a subscription telehealth platform, which is now known as WeightWatchers Clinic, to meet the increasing consumer demand for prescription weight management medications. Later that year, we launched a new program to provide tailored behavioral support for individuals on GLP-1 medications, and in 2024, we introduced our compounded semaglutide offering for eligible Clinical members. As we continue to innovate across multiple areas of our offerings, programs and technological capabilities, these innovations may not be successful in meeting the needs or preferences of many of our current or potential members. As a result, we may experience decreases in our recruitment and retention of members, or increased member cancellations. We may not be able to successfully launch new offerings and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages of our innovation strategy. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate and may adversely impact our ability to continue to successfully implement our strategies. If these or other factors limit our ability to successfully execute our strategic initiatives, our business, financial condition or results of operations may be adversely impacted. For additional information on certain of the risks associated with our strategic entry into the telehealth market, see “—We may not be able to successfully execute our business plan to be a leader in the rapidly evolving and increasingly competitive clinical weight management and weight loss market, which could adversely affect our business, financial condition or results of operations.” above. Additionally, as we continue to innovate our workshop and clinical experiences and explore new in-person formats, we may not be successful in meeting the needs of many of our current or potential members.

We may not be successful in evolving our in-person or virtual community offerings, including our workshop offering, which could adversely affect our business, brand, or financial results.

We believe that the power of our community is one of the factors that enables us to attract new and returning customers. However, we have continued to observe significant recruitment declines in our Workshops + Digital business. Our mix shift toward our Digital business in recent years negatively impacted revenue and continues to do so. Additionally, our Workshops + Digital members may choose our Clinical offering, which could further decrease the demand for our stand-alone workshop offering and negatively impact revenues for our Workshops + Digital business. These revenue declines may be accelerated by evolving consumer tastes and preferences regarding in-person or virtual communities. The evolution of our traditional in-person formats, or the introduction of new formats, may dilute the competitive advantage of our community or discourage current or potential Workshops + Digital and other members from subscribing to our offerings. New iterations of our workshop format may not develop as rapidly alongside the evolving science of weight management to provide the latest in science-backed community support initiatives, or alongside evolving consumer tastes and preferences, which could negatively impact our business, brand, or financial results.

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

We believe that our brands, including their widespread recognition and strong reputation and goodwill in the market, are one of our most valuable assets and they provide us with a competitive advantage. Our franchisees operate their businesses under our brands. Although we completed the closure of our consumer products business at the end of fiscal 2023, we continue to license our trademarks to third parties across a range of consumer products, including food products, and also co-brand or endorse third-party branded consumer services and products. In addition, we integrate our services and products with those of other third parties, including through bundled and joint offerings, and integrate data from trusted third-party partners into our offerings. Our third-party partnerships also extend to event sponsorships and co-promotions. Our franchisees, licensees, suppliers and other partners are independent third parties with their own financial objectives, third-party relationships and brand associations. Actions taken by them, including violations of generally accepted ethical business practices or breaches of law, regulations or contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our reputation. Also, our products and services, or the third-party products or services with which we integrate our own services and products, may be subject to product recalls, brand confusion, litigation, regulatory action or other deficiencies, as the case may be, which could harm our brands. Any negative publicity associated with these actions or these third parties would adversely affect our reputation and may result in decreased recruitment, product subscriptions, workshop attendance and third party product sales and, as a result, lower revenues and profits.

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

Additionally, a number of laws and regulations govern the business of advertising, promoting, dispensing, and marketing services and products, including compounded, generic and branded pharmaceuticals. These regulatory regimes are overseen by governmental bodies, including the FDA, the U.S. Department of Health and Human Services (“HHS”), the FTC and several state and local government agencies in the United States. Failure to comply with the laws and regulations of these governmental agencies may result in legal or other enforcement actions, including orders to cease non-compliant activities. We depend on pharmacies, laboratories and other contractors to provide certain products and services for members. These third parties may be subject to inspections and audits by federal, state or local health authorities, health insurers, and pharmacy benefit managers. If these third parties do not maintain appropriate licenses or comply with legal and regulatory requirements or are subject to enforcement actions, our business may be adversely affected.

Any inquiry into the safety, efficacy or regulatory status of the products prescribed by the Affiliated Professionals and any related interruption in the marketing and sale of these products could damage our reputation and image in the marketplace. For example, the use of such products may cause adverse events or other undesirable side effects, which could cause regulatory authorities to issue warnings about the products or could lead to recalls, withdrawals of approvals for such products or other regulatory or other enforcement actions. Additionally, the FDA has received adverse event reports associated with compounded versions of the products prescribed by the Affiliated Professionals and warned consumers not to use counterfeit versions of such products, which have been marketed in the U.S. Adverse events associated with compounded or counterfeit versions could adversely affect our business. The FDA has also issued warning letters to companies alleging improper claims regarding their pharmaceutical products. If the FDA or any other regulatory authorities determine that we have made inappropriate drug claims, we could receive a warning or untitled letter, be required to modify our claims or take other actions to satisfy the FDA or any other regulatory authorities. There can be no assurance that we will not be subject to state, federal or foreign government actions or class action lawsuits, which could harm our business, financial condition and results of operations.

We have in the past and may in the future be required to recognize asset impairment charges for indefinite- and definite-lived assets.

In accordance with GAAP (as defined hereafter), we perform impairment reviews of our indefinite-lived assets, which include franchise rights acquired and goodwill, on at least an annual basis or more often if events so require. We also continually evaluate whether current factors or indicators, such as a decline in our financial performance, an increased competitive environment, the deterioration in relevant, country macroeconomic conditions, and/or other prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets. The process of testing franchise rights acquired, goodwill and other indefinite-lived assets for impairment involves numerous judgments, assumptions and estimates made by management, which inherently reflect a high degree of uncertainty. Certain factors, including the future profitability of our businesses, the price of our common stock, the market value of our debt and macroeconomic conditions (both at the global and local levels), might have a negative impact on the fair value of these assets. For example, in fiscal 2024, we recorded $315.0 million of impairment charges for our franchise rights acquired related to our United States, Australia, United Kingdom and New Zealand units of account. We may incur additional impairment charges in the future, which would have an adverse impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II of this Annual Report on Form 10-K for additional information.

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

In September 2024, the Company and Sima Sistani, the Company’s then-President and Chief Executive Officer, mutually agreed that Ms. Sistani would cease serving as the Company’s President and Chief Executive Officer, effective September 27, 2024. The Board of Directors appointed Tara Comonte, a director of the Company, as Interim President and Chief Executive Officer, effective September 27, 2024, and removed her interim status effective February 26, 2025. Any significant leadership change or executive management transition involves inherent risk and can be difficult to manage. It may involve a diversion of resources and management attention, be disruptive to our daily operations, make it more difficult to hire and retain key employees, impact public or market perception or hinder progress on key strategic initiatives, any of which could have a negative impact on our business or stock price.

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

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations due to the seasonal nature of our business. Historically, the first quarter of the fiscal year, known as our winter or peak season, is the most important quarter for recruitments. Given the subscription nature of our products, failure to realize recruitments during the winter season could negatively impact our performance for the remainder of the year. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results.

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

As of December 28, 2024, our total debt was $1,445.0 million. In January 2025, we increased our outstanding debt by borrowing $171.3 million in the aggregate under our Revolving Credit Facility. Taking into account these borrowings and outstanding letters of credit, we have no availability for future borrowings under our Revolving Credit Facility and $1,116.3 million of our debt (pro forma for the January 2025 Revolving Credit Facility drawdowns) consists of variable-rate instruments, so we are subject to the risk of higher interest rates. At the end of fiscal 2024 we had no interest rate swaps in effect, but we may in the future seek to manage our exposure to changing interest rates through interest rate swaps.

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

Our credit facilities and the indenture governing our notes contain customary covenants for a non-investment grade company, including covenants that in certain circumstances restrict our ability to incur additional indebtedness and liens, pay dividends on and redeem capital stock, make investments, sell our assets and enter into acquisitions, mergers and transfers of all or substantially all of our assets, prepay subordinated debt and enter into transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. Under the terms of our credit facilities, depending on our leverage ratio, we are obligated to offer to prepay our term loan facilities in an aggregate amount determined by our excess cash flow. In addition, if the aggregate principal amount of extensions of credit (inclusive of outstanding letters of credit) under the Revolving Credit Facility as of any fiscal quarter end exceeds 35%, or $61.3 million, of the aggregate revolving commitments, we are required to be in compliance with a consolidated first lien secured net leverage ratio of 5.25:1.00 through and including the first fiscal quarter of 2025 and 5.00:1.00 thereafter. Our consolidated first lien secured net leverage ratio as of December 28, 2024 was 8.36:1.00, and we do not expect we will be able to meet the 5.25:1.00 consolidated first lien secured net leverage ratio as of March 29, 2025. If we have more than $61.3 million outstanding under the Revolving Credit Facility and are not in compliance with the specified leverage ratio at the required time, we would be in default under the Revolving Credit Facility.

Our failure to comply with covenants could result in an acceleration of our debt, cause cross-defaults under our other debt, lead to the foreclosure on assets collateralizing secured debt (and the lenders and holders of that secured debt would rank ahead of the holders of unsecured debt in the proceeds of those assets) and result in our lenders terminating all commitments to extend further credit. If our indebtedness is accelerated, we may not be able to repay our indebtedness, and we may not be able to borrow sufficient funds to refinance such indebtedness. Any such prepayment or refinancing could adversely affect our financial condition and liquidity. In addition, if we incur additional debt in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject. We currently believe we have sufficient liquidity to meet our obligations, including compliance with the covenants under our Revolving Credit Facility and long-term debt agreements for at least the next twelve months from the issuance of the December 28, 2024 financial statements, however, thereafter if we do not enter into transaction(s) to strengthen our balance sheet and increase our financial flexibility, our liquidity, results of operations, cash flows and financial condition may be materially affected.

Additionally, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness may increase even though the amount borrowed remains the same, if our then-effective swaps, if any, do not reduce our exposure. As of December 28, 2024, our variable rate indebtedness used SOFR as the benchmark for establishing the interest rate.

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

While we have and continue to execute certain cost-savings initiatives, including our previously disclosed 2024 restructuring plan, to continue to proactively manage our liquidity, if our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. We continue to actively evaluate our capital structure and intend to engage with our lenders and explore transactions that will strengthen our balance sheet by reducing leverage and interest expense and extending debt maturities. Any refinancing of our debt, if available on acceptable terms or at all, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any deterioration in our performance may result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or our ability to refinance our debt obligations on favorable terms or at all.

Additionally, our liquidity is impacted by our cash usage, including cash payments related to strategic initiatives and acquisitions. For example, to complete our acquisition of Sequence, we made a significant purchase price cash payment in fiscal 2023 and an additional payment in fiscal 2024, and will be required to make a final payment of $16.0 million in fiscal 2025. These material payments may negatively impact our short- and long-term liquidity in the future, which could harm our ability to satisfy our liquidity requirements.

If we do not successfully enter into transaction(s) to strengthen our balance sheet and increase our financial flexibility, our liquidity and ability to service all of our debt and satisfy our other liquidity requirements may be materially adversely impacted.

Risks Related to Technology, Security and Intellectual Property

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites and platforms, subscription product offerings, and other services and products such as the recurring billing system associated with our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service (DOS) attacks, which are negatively impacting companies. Cyber threats and the techniques used in cyber-attacks are becoming more sophisticated and change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence (“AI”) and quantum computing. Cyber-attacks can originate from a variety of sources, including third-parties affiliated with foreign governments, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Disruptions in our websites, apps, services and products or network systems could result from a number of factors, including unknown technical defects, insufficient capacity, the failure of our third-party providers to provide continuous and uninterrupted service and unusual volume in traffic for our platforms. Such disruptions would be most impactful if they occurred during peak activity periods and may impact accessibility to our services and products. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, and we deploy multiple parallel instances of our applications across multiple computer resources, we do not have a fully redundant system that includes an instantaneous recovery capability. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner, and such system downtime could have an adverse impact on our business.

As a result of such possible defects, failures, interruptions, system downtime or other problems, our services and products could be rendered unreliable or be perceived as unreliable by customers, which could result in harm to our reputation and brands. Any failure of our technology or systems could result in an adverse impact on our business.

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

We have integrated, and plan to further integrate, AI capabilities into certain components of our product offerings, and we use AI in our operations. Such integration and use of AI may become more material to our product offerings and operations over time and developing, testing, and deploying resource-intensive AI systems may require additional investment. There are significant risks involved in the development and deployment of AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. The development, adoption, and use for generative AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by us or third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. If the AI tools integrated into our products or that we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

AI also presents various emerging legal, regulatory and ethical issues. For example, in October 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security, and in August 2024 the European Union AI Act entered into force with the aim of fostering responsible AI development and deployment in the EU. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI. In addition, our AI-related efforts may give rise to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data leakage, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

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

Risks Related to Laws and Regulations, Litigation, and Our International Operations

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

For additional information regarding the legislative and regulatory restrictions applicable to our Clinical business, see our other Risk Factors regarding our Clinical business.

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

The laws and regulations applicable to our business, to telehealth services, and to the healthcare industry generally are constantly evolving. While we believe that agreements and operations of the PCs are in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. Some of the healthcare laws and regulations that are applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a governmental, judicial, law enforcement or regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business.

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern our contractual relationships and arrangements with healthcare professionals, health plans and vendors, our marketing activities, and other aspects of our operations and the operations of PCs and vendors. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, and false claims laws, and may authorize the imposition of criminal, civil and administrative penalties for submitting false or fraudulent claims for reimbursement to federal and state healthcare programs.

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

From time to time, we may be a party to lawsuits and regulatory actions relating to our business operations. Due to the inherent uncertainties of legal actions and regulatory proceedings, we cannot predict their outcomes with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be adversely affected by the unfavorable resolution of one or more legal or regulatory actions. In December 2024, we began offering to all members in the United States access to registered dietitians for personalized nutrition counseling. As we continue to build our Clinical business and further expand our Behavioral business line into the telehealth space, consumers may misconstrue our coaches and guides as being providers of medical advice. As we clearly state in our consumer communications, most of our coaches and guides do not have extensive training or certification in nutrition, diet or health fields beyond the training they receive from us. Despite our disclaimers, as more customers come to us seeking to improve their weight health, they may misperceive that our coaches and guides are providing medical advice. We may also be subject to claims that our coaches and guides have provided inappropriate advice or have inappropriately referred or failed to refer customers to healthcare providers when needed. Member access to clinicians and other care team providers through WeightWatchers Clinic may expose us to other types of claims and litigation or regulatory actions. For additional information regarding these types of claims or actions, see our other Risk Factors regarding our Clinical business. Regardless of the outcome of any legal action or regulatory proceeding, such actions and proceedings could result in substantial costs and may require that our management devote substantial time and resources to defend us.

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

A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our exposure to foreign currency fluctuations. Our consolidated financial results are presented in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables and payables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our revenues, operating costs, net income and shareholders’ equity to fluctuate. For example, these changes had a positive impact on our fiscal 2024 financial results, increasing our revenues for fiscal 2024 by $0.7 million.

Risks Related to Our Acquisition of Weekend Health, Inc. (d/b/a Sequence)

The Acquisition may not achieve its intended results.

On April 10, 2023, we completed our previously announced acquisition of Sequence (the “Acquisition”), with the expectation that the Acquisition would result in various benefits, including, among other things, revenue synergies with our existing business and operating efficiencies. Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including whether our business and the Sequence business are integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s attention and energy away from ongoing business concerns, any of which could have a material adverse effect on our business, financial results and prospects.

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
•
diversion of significant resources from our Behavioral business line;
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

If we fail to successfully compete in the telehealth industry, our ability to realize the anticipated benefits of the Acquisition may be adversely affected.

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

We could fail to maintain the listing of our common stock on Nasdaq, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction.

The Nasdaq Stock Market LLC (“Nasdaq”) has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. The closing bid price of our common stock has been below $1.00 since February 4, 2025. If a company trades for 30 consecutive business days below such minimum closing bid price, it will receive a deficiency notice from Nasdaq. Assuming it is in compliance with the other continued listing requirements, Nasdaq would provide such company a period of 180 calendar days in which to regain compliance by maintaining a closing bid price at least $1.00 per share for a minimum of ten consecutive business days. There can be no assurance that we will continue to maintain compliance with the minimum bid price requirement or other listing requirements necessary for us to maintain the listing of our common stock on the Nasdaq Capital Market.

A delisting from Nasdaq and commencement of trading on the Over-the-Counter Bulletin Board would likely result in a reduction in some or all of the following, each of which could have a material adverse effect on shareholders:

•
the liquidity of our common stock;
•
the market price of our common stock (and the accompanying valuation of our Company);
•
our ability to obtain financing or complete a strategic transaction;
•
the number of institutional and other investors that will consider investing in shares of our common stock;
•
the number of market markers or broker-dealers for our common stock; and
•
the availability of information concerning the trading prices and volume of shares of our common stock.

Actions of activist shareholders could adversely impact our business and cause us to incur significant expenses.

We have been, and may in the future be, subject to actions or proposals initiated by activist shareholders or others in an attempt to effect changes and assert influence on our Board of Directors and senior management, and some such actions or proposals may not be aligned with our long-term strategy or the interests of our other shareholders. Engagement with activist shareholders may lead to the expenditure of significant time and energy by management and our Board of Directors and require dedication by the Company of significant resources. The Company’s response to suggested actions, proposals, director nominations and/or contests for the election of directors from activist shareholders could disrupt our business and operations, divert the attention of our Board of Directors, management and employees and be costly and time consuming. Potential actions by activist shareholders may interfere with our ability to execute our strategic plans, create perceived uncertainties as to the future direction of our business or strategy, and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant fees and expenses related to responding to shareholder activism, including for third-party advisors. Any of the foregoing could adversely impact our business, financial condition and results of operations, and the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

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

The Company engages in the regular evaluations of the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including tabletop exercises and vulnerability testing, focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on certain of our cybersecurity measures, including audits and penetration testing. For example, we annually engage qualified third-party auditors to independently assess and attest to and/or provide certifications of compliance with the HIPAA Security and Privacy Rule, SOC2 Type 2, the Payment Card Industry Data Security Standard (PCI-DSS), UK CyberEssentials, and HITRUST. The results of such assessments, audits and reviews are presented to the Audit Committee and members of the Board, as appropriate, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on such assessments, audits and reviews.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s ERM process. The Audit Committee oversees our cybersecurity program, as well as the steps management has taken to monitor and control cybersecurity threats and related risks. This oversight includes receiving reports on the regular assessments of the Company’s disclosure controls and procedures to ensure that current practices account for material cybersecurity risks facing the Company. The Audit Committee receives presentations on the cybersecurity program and related risks on at least a quarterly basis. These presentations address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee, and the full Board as necessary, also receive prompt and timely information regarding any cybersecurity incident that meets recognized established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. The Audit Committee routinely meets with our Chief Legal and Regulatory Officer (“CLRO”) and CISO as well as outside experts as appropriate to assess cybersecurity risks and to evaluate the status of the Company’s cybersecurity efforts, which include a broad range of tools and training initiatives that work together to protect the data and systems used in our businesses.

Our cybersecurity management team includes our CISO, Data Privacy Officer, CLRO, Chief Financial Officer, and Head of Internal Audit. The CISO, in coordination with the team, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The cybersecurity management team meets regularly to review cybersecurity and data privacy strategy, receive updates, and consider the Company’s current risk posture. The team meetings also build leadership consensus on cybersecurity risk management and tolerance. In the event they become aware of a cybersecurity threat or incident, employees are expected to follow established lines of communication to notify the relevant members of the cybersecurity management team and allow the relevant team members to coordinate the evaluation and response to such threats and incidents as necessary. To facilitate the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and the rest of the cybersecurity management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to other members of senior management and the Audit Committee when appropriate. Such plans also dictate notification responses to Company management based on the severity of the incident.

The CISO has worked in the information security field for over 15 years and holds an undergraduate degree in computer systems management and master’s degrees in both cybersecurity and technology management. He has also attained multiple cybersecurity-related professional certifications and licenses, including Certified Information Systems Security Professional, and is an adjunct professor of cybersecurity at New York University and Fordham University.

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

Set forth below are the names, ages as of December 28, 2024 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position

Tara Comonte	50	President and Chief Executive Officer, Director

Felicia DellaFortuna	41	Chief Financial Officer

Donna Boyer	54	Chief Product Officer

Jacqueline Cooke	46	Chief Legal and Regulatory Officer and Secretary

Thilo Semmelbauer(1)(2)	59	Chairman of the Board of Directors

Steven M. Altschuler, M.D.(3)	71	Director

Julie Bornstein(3)	54	Director

Tracey D. Brown(1)(2)	57	Director

Denis F. Kelly(2)	75	Director

William H. Shrank, M.D.	53	Director

(1)
Member of Nominating and Corporate Governance Committee.
(2)
Member of Audit Committee.
(3)
Member of Compensation and Benefits Committee.

Tara Comonte. Ms. Comonte has served as our President and Chief Executive Officer since February 2025 and has been a director since June 2023. She previously served as our Interim President and Chief Executive Officer from September 2024 to February 2025. With over two decades of executive leadership experience across corporate and digital strategy, technology, operations and finance, Ms. Comonte has navigated a broad range of industries and complex business transitions. She served as Chief Executive Officer of TMRW Life Sciences, Inc., a life sciences technology company focused on the in vitro fertilization (IVF) sector, from May 2021 to July 2023, and as a member of its board of directors from December 2018 to September 2023. She previously worked at Shake Shack Inc., a publicly-traded restaurant chain, as President and Chief Financial Officer from October 2019 to May 2021 and Chief Financial Officer from June 2017. Prior to that, Ms. Comonte was with Getty Images Holdings, Inc., a global digital media company, where she served as Chief Financial & Business Affairs Officer and Executive Vice President from October 2016 to June 2017 and Chief Financial Officer and Senior Vice President from April 2013 to October 2016. She previously served as Chief Financial Officer at McCann Worldgroup, the world’s largest marketing communications business, from October 2010 to April 2013. Earlier in her career, she was a founding member and Global Chief Financial Officer & Chief Operating Officer of Mediabrands, part of Interpublic Group, and held various roles at publicly- traded companies and Ernst & Young where she qualified as a Chartered Accountant. Ms. Comonte earned a B.A. in Accounting and Finance from Heriot-Watt University. Ms. Comonte is a director of Peloton Interactive, Inc.

Felicia DellaFortuna. Ms. DellaFortuna has served as our Chief Financial Officer since January 2025. Prior to joining us, she was Chief Financial Officer of Enthusiast Gaming Holdings Inc., a gaming media and entertainment company, from November 2023 to December 2024. Prior to that, she served as Chief Financial Officer of BuzzFeed, Inc., a digital media company, from December 2021 to November 2023. Ms. DellaFortuna previously served in several finance leadership positions at BuzzFeed’s predecessor company, including as its Chief Financial Officer from February 2020 to December 2021, Senior Vice President of Finance from May 2019 to February 2020, Vice President of Finance from June 2017 to May 2019, and Senior Director of Finance from October 2015 to June 2017. Prior to that time, Ms. DellaFortuna held corporate finance positions with Viant Technology Inc. and XIX Entertainment Limited, and provided assurance services at Ernst & Young LLP. She holds a Certified Public Accountant license in New York. Ms. DellaFortuna received a B.S. in Accounting from Lehigh University.

Donna Boyer. Ms. Boyer has served as our Chief Product Officer since May 2024. Prior to joining us, Ms. Boyer served as Chief Product Officer at Teladoc Health, Inc., a virtual healthcare services company, from May 2021 to April 2024, after serving as SVP Product Management & Design from November 2020 to May 2021. From January 2018 to November 2020, she served as Vice President of Product Management and Design at Stitch Fix, Inc., an online styling services company. Prior to that, Ms. Boyer was with Airbnb, Inc., an online lodging platform, where she served as Head of Airbnb Plus from July 2017 to January 2018 and Head of Product, Host & Homes from February 2016 to July 2017. She previously served as Chief Product Officer at Blurb, Inc., a self-publishing platform, from March 2012 to February 2016 (including also acting as Interim Chief Marketing Officer from February 2015 to February 2016). Prior to joining Blurb, Ms. Boyer held various product roles at Callaway Digital Arts, RMG Networks, Yahoo! Inc., DigitalThink Inc., Personify and Hyperion Solutions. Ms. Boyer received a B.A. in Economics from Swarthmore College.

Jacqueline Cooke. Ms. Cooke has served as our Chief Legal and Regulatory Officer and Secretary since August 2024, prior to which she served as our General Counsel and Secretary from March 2024 to July 2024. Prior to joining us, Ms. Cooke most recently served as General Counsel & Privacy Officer at 23andMe Holding Co. (“23andMe”), a genetics-led consumer healthcare and therapeutics company, from February 2022 to January 2024. She previously served as 23andMe’s Deputy General Counsel from March 2018 to February 2022 (including also acting as Privacy Officer from February 2020 on) and Associate General Counsel from April 2015 to February 2018. Prior to joining 23andMe, Ms. Cooke served as legal counsel at Genomic Health, Inc., a provider of genomic-based diagnostic tests that help optimize cancer care, from 2012 to 2015. She previously worked as an attorney at Latham & Watkins LLP from 2006 to 2012. Ms. Cooke received a B.A. in Ethnic Studies and Public Policy from the University of California, Berkeley, a M.P.P. from the John F. Kennedy School of Government at Harvard University and a J.D. from the Georgetown University Law Center.

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

Steven M. Altschuler, M.D. Dr. Altschuler has been a director since September 2012. Dr. Altschuler has served as the Chief Executive Officer and Chair of the board of directors of Corner Therapeutics, Inc., a private immunotherapy company, since September 2020, and as Managing Director, Healthcare Ventures of Ziff Capital Partners, a private investment firm, since May 2018. He previously served as a consultant to the University of Miami Health Care System from September 2017 through December 2017, the Chief Executive Officer of the University of Miami Health Care System and Executive Vice President for Healthcare at the University of Miami from January 2016 to September 2017, and the Chief Executive Officer of The Children’s Hospital of Philadelphia (CHOP) from April 2000 until June 2015. Prior to assuming the role of Chief Executive Officer, Dr. Altschuler held several positions at CHOP and the Perelman School of Medicine at the University of Pennsylvania, including Physician-in-Chief/Chair of Pediatrics and chief of the Division of Gastroenterology, Hepatology and Nutrition. Dr. Altschuler received a B.A. in mathematics and an M.D. from Case Western Reserve University. Dr. Altschuler is Chairman of the board of directors of 89bio, Inc. and Lexeo Therapeutics, Inc. He previously served as a director of Adtalem Global Education Inc. and Orchard Therapeutics plc.

Julie Bornstein. Ms. Bornstein has been a director since February 2019. Since July 2023, Ms. Bornstein has served as Chief Executive Officer of Daydream, an AI-powered search and discovery shopping platform she co-founded. Until January 2023, Ms. Bornstein served as Senior Vice President and Chief Shopping Officer of Pinterest, Inc., a digital visual inspiration platform. Ms. Bornstein joined Pinterest when it acquired The Yes Platform, Inc., an AI-powered online shopping platform she co-founded and for which she served as Chief Executive Officer from February 2018 until its acquisition in June 2022. From March 2015 to September 2017, Ms. Bornstein served as Chief Operating Officer at Stitch Fix, Inc., an online styling services company. Prior to that, Ms. Bornstein served as Chief Digital Officer at Sephora, a cosmetic retail company and subsidiary of LVMH Moët Hennessy Louis Vuitton SE, from August 2007 to March 2015. Ms. Bornstein received a B.A. in Government from Harvard College and an M.B.A. from Harvard Business School. Ms. Bornstein is a director of Redfin Corporation and Sweetgreen, Inc.

Tracey D. Brown. Ms. Brown has been a director since May 2023. Since March 2023, Ms. Brown has served as Executive Vice President and President of Walgreens Retail and U.S. Chief Customer Officer of Walgreens, a portfolio brand of Walgreens Boots Alliance, Inc., an integrated healthcare, pharmacy and retail company, after serving as President Retail Products and Chief Customer Officer of Walgreens from November 2021 to February 2023. From June 2018 to November 2021, Ms. Brown served as Chief Executive Officer of the American Diabetes Association, the largest voluntary health organization in the United States. Previously, Ms. Brown was with Sam’s Club, a membership retail warehouse club and division of Walmart Inc., where she served as Senior Vice President of Operations and Chief Experience Officer from February 2017 to June 2018, Chief Member and Marketing Officer from January 2015 to February 2017, and Vice President from October 2014 to January 2015. Prior to joining Sam’s Club, Ms. Brown held various roles at RAPP Dallas (a part of the Omnicom Group), Direct Impact, Advanced Micro Devices, Peppers & Rogers Group, Dell, American Express, Exxon and Procter & Gamble. Ms. Brown earned a Bachelor of Chemical Engineering from the University of Delaware and an M.B.A. from Columbia Business School. Ms. Brown was previously a director of YETI Holdings, Inc. She also previously served as a director of our Company from February 2019 to January 2022.

Denis F. Kelly. Mr. Kelly has been a director since May 2015. Mr. Kelly is affiliated with, and has served as a Managing Partner of, Scura Partners Securities LLC, a private investment banking firm which he co-founded, since 2001. In addition, Mr. Kelly is a Hearing Officer for National Arbitration and Mediation (NAM), one of the leading dispute resolution institutions in the United States. He previously served as a Senior Advisor to TM Capital Corp., a private investment banking firm, from 2022 to 2024. From 1993 to 2001, he was a Managing Director of Prudential Securities Incorporated. Prior to that, he served as the President and Chief Executive Officer of Denbrook Capital Corporation, a merchant banking firm, from 1991 to 1993. From 1980 to 1991, Mr. Kelly held various positions at Merrill Lynch, including Managing Director of Mergers and Acquisitions and Managing Director of Merchant Banking. Mr. Kelly began his investment banking career at Lehman Brothers in 1974. Mr. Kelly received a B.A. from Amherst College and an M.B.A. from the Wharton School of Business of the University of Pennsylvania. He was previously a director of MSC Industrial Direct Co., Inc.

William H. Shrank, M.D. Dr. Shrank has been a director since August 2023. Since November 2024, Dr. Shrank has served as Chief Executive Officer of a benefits enablement company that he founded. Prior to that, Dr. Shrank was a venture partner to the Bio + Health team of Andreessen Horowitz, a private venture capital firm, from January 2023 to November 2024. He previously served as Chief Medical Officer of Humana Inc. (Humana), a leading care delivery and health plan administration company, from April 2019 to August 2022. He also served as Humana’s Chief Medical and Corporate Affairs Officer from July 2019 to July 2021 during which time he oversaw its government affairs function. Prior to joining Humana, Dr. Shrank served as Chief Medical Officer, Insurance Services Division, of the University of Pittsburgh Medical Center (UPMC) from April 2016 to February 2019. From 2013 to 2016, Dr. Shrank held several positions with CVS Health Corporation (CVS Health), a health solutions company, including Senior Vice President, Chief Scientific Officer, and Chief Medical Officer of Provider Innovation. Prior to joining CVS Health, Dr. Shrank served as Director, Research and Rapid-Cycle Evaluation Group, for the Center for Medicare and Medicaid Innovation, part of the Centers for Medicare and Medicaid Services (CMS). Dr. Shrank began his career as a practicing physician with Brigham and Women’s Hospital in Boston, Massachusetts and as an assistant professor at Harvard Medical School. Dr. Shrank received a B.A. in Psychology from Brown University and an M.D. from Cornell University Medical College. He also holds a M.S. in Health Services from the University of California, Los Angeles. Dr. Shrank is a director of Walgreens Boots Alliance, Inc.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq under the symbol “WW.”

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. The repurchase program currently has no expiration date. During fiscal 2024 and fiscal 2023, we repurchased no shares of our common stock under this program. As of the end of fiscal 2024, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

Holders

The approximate number of holders of record of our common stock as of February 3, 2025 was 258. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, prospects, objectives, expectations and intentions. The cautionary statements discussed in “Cautionary Notice Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K should be read as applying to all forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, without limitation, those discussed in “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. For the discussion of the financial condition and results of operations for the year ended December 30, 2023 compared to the year ended December 31, 2022, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 filed with the SEC on February 28, 2024, which discussion is incorporated herein by reference.

Overview

We are a global leader in weight management, combining science and community, to help our millions of members live their healthiest lives. With over six decades of weight management experience, expertise and know-how, we are the most recognized brand name in the field of weight loss. Our unique portfolio, including clinical solutions in the United States, empowers people to achieve their weight management goals and sustain their results. We are powered by our proprietary digital platform that provides members with access to our science-backed behavioral weight loss and weight management programs – our Points Program, Diabetes Program and GLP-1 Program – and our virtual and in-person community. We believe our community increases accountability and provides our members with inspiration, human connection, and support. In the United States, our digital platform also provides our members access to a network of licensed, specialized healthcare professionals who can provide clinical weight management support, including prescribing medications to those clinically eligible, through WeightWatchers Clinic-affiliated practices. As the number of people with overweight and obesity worldwide continues to grow, the need for effective, scalable, consumer-friendly and tailored weight management programs and access to weight-loss medication continues to increase. We believe the combination of our effective programs, global presence, active community and brand awareness uniquely position us to attract new and returning members and impact the weight management market.

Our primary sources of revenue are subscriptions for our digital, workshop, and clinical offerings. Our “Digital” business refers to providing subscriptions to our digital product offerings. Our “Workshops + Digital” business refers to providing subscriptions for unlimited access to our workshops combined with our digital subscription product offerings. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by WeightWatchers Clinic (formerly referred to as Sequence) combined with our digital subscription product offerings and unlimited access to our workshops. We also refer to our Workshops + Digital business and Digital business collectively as our “Behavioral” business.

We provide services in numerous countries around the world. As previously disclosed, effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, the Company’s reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance. The segment information presented in this Annual Report on Form 10-K for fiscal 2023 and fiscal 2022 has been updated to reflect this reportable segment structure.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross margin, operating (loss) income, operating (loss) income margin and components thereof are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) fiscal 2024 to exclude (a) the impact of impairment charges for our franchise rights acquired related to our United States, Australia, United Kingdom and New Zealand units of account, (b) the net impact of (x) charges associated with our previously disclosed 2024 restructuring plan (the “2024 plan”), (y) charges associated with our previously disclosed 2023 restructuring plan (the “2023 plan”) and (z) charges associated with our previously disclosed 2022 restructuring plan (the “2022 plan”) or the reversal of certain of the charges associated with the 2022 plan, as applicable, and (c) the impact of certain non-recurring expenses in connection with the separation from the Company of our former Chief Executive Officer (“CEO”); and (ii) fiscal 2023 to exclude (a) the net impact of (w) charges associated with the 2023 plan, (x) charges associated with the 2022 plan or the reversal of certain of the charges associated with the 2022 plan, as applicable, (y) charges associated with our previously disclosed 2021 organizational restructuring plan (the “2021 plan”) or the reversal of certain of the charges associated with the 2021 plan, as applicable, and (z) the reversal of certain of the charges associated with our previously disclosed 2020 organizational restructuring plan (the “2020 plan”), (b) the impact of certain non-recurring transaction costs in connection with the acquisition of Sequence, and (c) the impact of the impairment charges for our goodwill related to our Republic of Ireland and Northern Ireland reporting units and the impairment charge for our franchise rights acquired related to our Northern Ireland unit of account. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of franchise rights acquired and goodwill impairments, the net impact of restructuring charges, the impact of former CEO separation expenses, and the impact of acquisition transaction costs, as applicable. We also present within this Annual Report on Form 10-K the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, former CEO separation expenses, and acquisition transaction costs (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly titled measures reported by other companies.

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

Components of our Results of Operations

Revenues

We derive our revenues principally from:

•
Subscription Revenues. Our “Subscription Revenues” consist of the aggregate of: (a) “Digital Subscription Revenues”, the fees associated with subscriptions for our Digital offerings; (b) “Workshops + Digital Subscription Revenues”, the fees associated with subscriptions for our Workshops + Digital offerings; and (c) “Clinical Subscription Revenues”, the fees associated with subscriptions for our Clinical offerings. See “—Overview” above for additional details on these offerings.
•
Other Revenues. We license our trademarks and other intellectual property in certain categories of food, beverages and other weight management-relevant consumer products and services. We also co-brand with or endorse carefully selected branded consumer products and services. In addition, we generate revenues from franchise fees with respect to commitment plans and royalties, and publishing. Prior to fiscal 2024, we also sold a range of consumer products, including bars, snacks, cookbooks and kitchen tools, online through our e-commerce platforms, at our studios, and through our trusted partners. Our consumer products business closed at the end of fiscal 2023.

The following table sets forth our revenues by category for the past two fiscal years.

Revenue Sources

(in millions)

	Fiscal 2024	Fiscal 2023
Subscription Revenues	$777.0	$822.8
Other Revenues	8.9	66.8
Total	$785.9	$889.6

Note: Totals may not sum due to rounding.

Total revenues for fiscal 2024 decreased 11.6% versus fiscal 2023 driven by both a decrease in Other Revenues and a decrease in Subscription Revenues. Additional revenue details are as follows:

•
Other Revenues. Other Revenues for fiscal 2024 decreased 86.6% versus fiscal 2023 driven primarily by the closure of our consumer products business at the end of fiscal 2023.
•
Subscription Revenues. Subscription Revenues for fiscal 2024 decreased 5.6% versus fiscal 2023 driven primarily by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Subscription Revenues due to a higher mix of Digital subscribers within their initial, lower-priced commitment periods and recruitment declines. Workshops + Digital Subscription Revenues were also negatively impacted by the continued mix shift from our Workshops + Digital business to our Digital business. In addition, the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2024 versus the beginning of fiscal 2023 contributed to the decrease in Workshops + Digital Subscription Revenues in the year. Subscription Revenues for fiscal 2024 benefited from Clinical Subscription Revenues following our acquisition of Sequence during the second quarter of fiscal 2023. End of Period Subscribers for fiscal 2024 decreased 12.2% versus the prior year. Recruitment and retention continue to be a key strategic focus.

Cost of Revenues

Total cost of revenues primarily consists of expenses to operate our studios and workshops, costs to develop and provide our digital and clinical products and costs to sell consumer products. Operating costs primarily consist of salary expense paid to operations management, commissions and expenses paid to our employees, coaches and guides, clinicians, studio room rent, customer service costs (both in-house and third-party), program material expenses, depreciation and amortization associated with field automation, credit card and fulfillment fees and training and other expenses. Cost to sell products includes costs of products purchased from our third-party suppliers, inventory reserves, royalties, and inbound and outbound shipping and related costs incurred in making our products available for sale or use. Costs to operate our products include salaries and related benefits, depreciation and amortization of capitalized software and website development, credit card processing fees and other costs incurred in developing our offerings, as applicable.

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

Gross Margin

The following table sets forth our gross profit and gross margin for the past two fiscal years, as adjusted for fiscal 2024 and fiscal 2023 to exclude the net impact of restructuring charges. See “Non-GAAP Financial Measures” for additional information.

(in millions except percentages)	Fiscal 2024	Fiscal 2023
Gross Profit	$533.1	$529.3
Gross Margin	67.8%	59.5%
Adjustments to Reported Amounts (1)
2024 plan restructuring charges	2.5	—
2023 plan restructuring charges	2.5	21.1
2022 plan restructuring charges	0.0	(0.0)
2021 plan restructuring charges	—	0.1
2020 plan restructuring charges	—	(0.0)
Gross Profit, as adjusted (1)	$538.1	$550.5
Gross Margin impact from above adjustments (1)	(0.6%)	(2.4%)
Gross Margin, as adjusted (1)	68.5%	61.9%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for fiscal 2024 to exclude the net impact of the $2.5 million ($1.9 million after tax) of 2024 plan restructuring charges, the $2.5 million ($1.9 million after tax) of 2023 plan restructuring charges and the $26 thousand ($19 thousand after tax) of 2022 plan restructuring charges, and for fiscal 2023 to exclude the net impact of the $21.1 million ($15.8 million after tax) of 2023 plan restructuring charges, the reversal of $4 thousand ($3 thousand after tax) of 2022 plan restructuring charges, the $0.1 million ($0.1 million after tax) of 2021 plan restructuring charges and the reversal of $21 thousand ($16 thousand after tax) of 2020 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Operating (Loss) Income Margin

The following table sets forth our operating (loss) income and operating (loss) income margin for the past two fiscal years, as adjusted for fiscal 2024 and fiscal 2023 to exclude the impact of franchise rights acquired and goodwill impairments, the net impact of restructuring charges, the impact of former CEO separation costs, and the impact of the acquisition transaction costs, as applicable. See “Non-GAAP Financial Measures” for additional information.

(in millions except percentages)	Fiscal 2024	Fiscal 2023
Operating (Loss) Income	$(236.2)	$22.3
Operating (Loss) Income Margin	(30.1%)	2.5%
Adjustments to Reported Amounts (1)
Franchise rights acquired and goodwill impairments	315.0	3.6
2024 plan restructuring charges	17.0	—
2023 plan restructuring charges	5.1	53.7
2022 plan restructuring charges	0.0	1.1
2021 plan restructuring charges	—	0.1
2020 plan restructuring charges	—	(0.0)
Former CEO separation expenses	3.9	—
Acquisition transaction costs	—	8.6
Operating Income, as adjusted (1)	$104.8	$89.5
Operating Income Margin impact from above adjustments (1)	(43.4%)	(7.5%)
Operating Income Margin, as adjusted (1)	13.3%	10.1%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for fiscal 2024 to exclude the impact of the $315.0 million ($293.2 million after tax) of franchise rights acquired impairments, the net impact of the $17.0 million ($12.8 million after tax) of 2024 plan restructuring charges, the $5.1 million ($3.8 million after tax) of 2023 plan restructuring charges and the $8 thousand ($6 thousand after tax) of 2022 plan restructuring charges, and the impact of the $3.9 million ($2.9 million after tax) of former CEO separation expenses, and for fiscal 2023 to exclude the impact of the $3.6 million ($3.6 million after tax) of franchise rights acquired and goodwill impairments, the net impact of the $53.7 million ($40.3 million after tax) of 2023 plan restructuring charges, the $1.1 million ($0.9 million after tax) of 2022 plan restructuring charges, the $0.1 million ($43 thousand after tax) of 2021 plan restructuring charges and the reversal of $21 thousand ($16 thousand after tax) of 2020 plan restructuring charges, and the impact of the $8.6 million ($7.5 million after tax) of acquisition transaction costs. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

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

•
Revenues—Our “Subscription Revenues” consist of the aggregate of: (a) “Digital Subscription Revenues”, the fees associated with subscriptions for our Digital offerings; (b) “Workshops + Digital Subscription Revenues”, the fees associated with subscriptions for our Workshops + Digital offerings; and (c) “Clinical Subscription Revenues”, the fees associated with subscriptions for our Clinical offerings. See “—Overview” above for additional details on these offerings. In addition, “Other Revenues” (formerly known as “product sales and other”) consist of revenues from licensing, franchise fees with respect to commitment plans and royalties, publishing and other revenues. Prior to fiscal 2024, “Other Revenues” included sales of consumer products.

•
Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our Digital offerings; (ii) “Workshops + Digital Paid Weeks” is the total paid subscription weeks for our Workshops + Digital offerings; (iii) “Clinical Paid Weeks” is the total paid subscription weeks for our Clinical offerings; and (iv) “Total Paid Weeks” is the sum of Digital Paid Weeks, Workshops + Digital Paid Weeks and Clinical Paid Weeks.
•
Incoming Subscribers—“Subscribers” refer to Digital subscribers, Workshops + Digital subscribers and Clinical subscribers who participate in recurring bill programs in Company-owned operations. The “Incoming Subscribers” metric reports Subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of Workshops + Digital subscribers; (iii) “Incoming Clinical Subscribers” is the total number of Clinical subscribers; and (iv) “Incoming Subscribers” is the sum of Incoming Digital Subscribers, Incoming Workshops + Digital Subscribers and Incoming Clinical Subscribers, as applicable. Given we completed our acquisition of Sequence in April 2023 after the beginning of the second quarter of fiscal 2023, we have incoming subscribers with respect to our Clinical business for fiscal 2024, but not for fiscal 2023. Recruitment and retention are key drivers for this metric.
•
End of Period Subscribers—The “End of Period Subscribers” metric reports Subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Digital Subscribers” is the total number of Digital subscribers; (ii) “End of Period Workshops + Digital Subscribers” is the total number of Workshops + Digital subscribers; (iii) “End of Period Clinical Subscribers” is the total number of Clinical subscribers; and (iv) “End of Period Subscribers” is the sum of End of Period Digital Subscribers, End of Period Workshops + Digital Subscribers and End of Period Clinical Subscribers. Recruitment and retention are key drivers for this metric.
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
•
the rapidly evolving regulatory landscape applicable to GLP-1s and the implications for our new compounded GLP-1 offering;
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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to our Workshops + Digital business and a relief from royalty methodology for franchise rights related to our Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book value of franchise rights acquired for the United States unit of account as of the December 28, 2024 balance sheet date was $68.6 million, which represented 100.0% of total franchise rights acquired as of December 28, 2024.

In our hypothetical start-up approach analyses for fiscal 2024, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In our relief from royalty approach analyses for fiscal 2024, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting units for purposes of assessing goodwill impairment to be the Behavioral and Clinical business lines. Our “Behavioral” business line consists of our Workshops + Digital business and Digital business. The net book values of goodwill for the Behavioral and Clinical reporting units as of the December 28, 2024 balance sheet date were $149.8 million and $89.7 million, respectively, which represented 62.5% and 37.5%, respectively, of total goodwill as of December 28, 2024.

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

Further information regarding the results of our franchise rights acquired and goodwill annual impairment tests and our franchise rights acquired and goodwill interim impairment tests for the first and third quarters of fiscal 2024 can be found in Note 7 “Franchise Rights Acquired, Goodwill and Other Intangible Assets” of the notes to the audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Critical Accounting Policies

Information concerning our critical accounting policies is set forth in Note 2 “Summary of Significant Accounting Policies” of the notes to the audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR FISCAL 2024 (52 weeks) COMPARED TO FISCAL 2023 (52 weeks)

The table below sets forth selected financial information for fiscal 2024 from our consolidated statements of operations for fiscal 2024 versus selected financial information for fiscal 2023 from our consolidated statements of operations for fiscal 2023.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	Fiscal 2024	Fiscal 2023	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$785.9	$889.6	$(103.6)	(11.6%)		(11.7%)
Cost of revenues	252.8	360.2	(107.4)	(29.8%)		(29.8%)
Gross profit	533.1	529.3	3.8	0.7%		0.6%
Gross Margin %	67.8%	59.5%

Marketing expenses	236.5	238.4	(1.9)	(0.8%)		(0.8%)
Selling, general & administrative expenses	217.8	264.9	(47.1)	(17.8%)		(17.8%)
Franchise rights acquired and goodwill impairments	315.0	3.6	311.4	100.0%	*	100.0%	*
Operating (loss) income	(236.2)	22.3	(258.6)	(100.0%)	*	(100.0%)	*
Operating (Loss) Income Margin %	(30.1%)	2.5%

Interest expense	109.0	95.9	13.1	13.6%		13.6%
Other (income) expense, net	(0.0)	0.1	(0.1)	(100.0%)	*	(100.0%)	*
Loss before income taxes	(345.2)	(73.6)	271.5	100.0%	*	100.0%	*

Provision for income taxes	0.5	38.6	(38.1)	(98.6%)		(98.9%)
Net loss	$(345.7)	$(112.3)	233.4	100.0%	*	100.0%	*

Weighted average diluted shares outstanding	79.6	76.7	2.9	3.8%		3.8%
Diluted net loss per share	$(4.34)	$(1.46)	$2.88	100.0%	*	100.0%	*

Note: Totals may not sum due to rounding.

* Note: Percentage in excess of 100.0% and not meaningful.

Certain results for fiscal 2024 are adjusted to exclude the impact of franchise rights acquired impairments, the net impact of restructuring charges, and the impact of former CEO separation expenses. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended December 28, 2024 which have been adjusted.

				Operating
			Operating	(Loss)
	Gross	Gross	(Loss)	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Fiscal 2024	$533.1	67.8%	$(236.2)	(30.1%)
Adjustments to reported amounts (1)
Franchise rights acquired impairments	—		315.0
2024 plan restructuring charges	2.5		17.0
2023 plan restructuring charges	2.5		5.1
2022 plan restructuring charges	0.0		0.0
Former CEO separation expenses	—		3.9
Total adjustments (1)	5.0		341.1
Fiscal 2024, as adjusted (1)	$538.1	68.5%	$104.8	13.3%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for fiscal 2024 to exclude the impact of the $315.0 million ($293.2 million after tax) of franchise rights acquired impairments, the net impact of the $17.0 million ($12.8 million after tax) of 2024 plan restructuring charges, the $5.1 million ($3.8 million after tax) of 2023 plan restructuring charges and the $8 thousand ($6 thousand after tax) of 2022 plan restructuring charges, and the impact of the $3.9 million ($2.9 million after tax) of former CEO separation expenses. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

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

Consolidated Results

Revenues

Revenues for fiscal 2024 were $785.9 million, a decrease of $103.6 million, or 11.6%, versus fiscal 2023. Excluding the impact of foreign currency, which positively impacted our revenues in fiscal 2024 by $0.7 million, revenues for fiscal 2024 would have decreased 11.7% versus the prior year. This decrease was driven by both a decrease in Other Revenues and a decrease in Subscription Revenues. The decrease in Other Revenues for fiscal 2024 versus the prior year was driven primarily by the closure of our consumer products business at the end of fiscal 2023. The decrease in Subscription Revenues for fiscal 2024 versus the prior year was driven primarily by a higher mix of Digital subscribers within their initial, lower-priced commitment periods and Behavioral recruitment declines. Additionally, Subscription Revenues were negatively impacted by the continued mix shift from our Workshops + Digital business to our Digital business. Subscription Revenues included $78.0 million of Clinical Subscription Revenues for fiscal 2024 versus $30.5 million of Clinical Subscription Revenues for fiscal 2023 as a result of our acquisition of Sequence closing during the second quarter of fiscal 2023. See “—Operating Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for fiscal 2024 decreased $107.4 million, or 29.8%, versus fiscal 2023. Excluding the impact of foreign currency, which increased cost of revenues in fiscal 2024 by $0.1 million, cost of revenues for fiscal 2024 would have decreased 29.8% versus the prior year. Excluding the net impact of the $5.0 million of restructuring charges in fiscal 2024 and the net impact of the $21.2 million of restructuring charges in fiscal 2023, cost of revenues for fiscal 2024 would have decreased by 26.9%, both as adjusted and as adjusted on a constant currency basis, versus the prior year as a result of the closure of the consumer products business and cost actions taken to reduce the fixed cost base of the Workshops + Digital business.

Gross Profit

Gross profit for fiscal 2024 increased $3.8 million, or 0.7%, versus fiscal 2023. Excluding the impact of foreign currency, which positively impacted gross profit in fiscal 2024 by $0.6 million, gross profit for fiscal 2024 would have increased 0.6% versus the prior year. Excluding the net impact of the $5.0 million of restructuring charges in fiscal 2024 and the net impact of the $21.2 million of restructuring charges in fiscal 2023, gross profit for fiscal 2024 would have decreased by 2.2%, or 2.3% on a constant currency basis, versus the prior year. Gross margin for fiscal 2024 increased to 67.8%, both as reported and on a constant currency basis, versus 59.5% for fiscal 2023. Excluding the net impact of restructuring charges in fiscal 2024 and the net impact of restructuring charges in fiscal 2023, gross margin for fiscal 2024 would have increased 6.6% to 68.5%, both as adjusted and as adjusted on a constant currency basis, versus the prior year. This gross margin increase was driven primarily by actions to reduce the fixed cost base within our business and the closure of our lower margin consumer products business at the end of fiscal 2023.

Marketing

Marketing expenses for fiscal 2024 decreased $1.9 million, or 0.8%, versus fiscal 2023. Foreign currency had a de minimis impact on marketing expenses for fiscal 2024. This decrease in marketing expenses was primarily due to lower spend on agency fees and TV advertising and production fees, partially offset by higher spend on online advertising. Marketing expenses as a percentage of revenue for fiscal 2024 increased to 30.1% from 26.8% for fiscal 2023 as a result of a decrease in Subscription Revenues due to Behavioral recruitment declines.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2024 decreased $47.1 million, or 17.8%, versus fiscal 2023. Excluding the impact of foreign currency, which increased selling, general and administrative expenses in fiscal 2024 by $0.1 million, selling, general and administrative expenses for fiscal 2024 would have decreased 17.8% versus the prior year. Excluding the net impact of the $17.1 million of restructuring charges in fiscal 2024, the $3.9 million of former CEO separation expenses in fiscal 2024, the net impact of the $33.7 million of restructuring charges in fiscal 2023 and the impact of the $8.6 million of acquisition transaction costs in fiscal 2023, selling, general and administrative expenses for fiscal 2024 would have decreased by 11.6%, both as adjusted and as adjusted on a constant currency basis, versus the prior year. This decrease in selling, general and administrative expenses was primarily due to a decline in employee compensation and related costs from continued cost discipline and execution towards our cost savings initiative plan announced in 2024, partially offset by an increase in bad debt expense. Selling, general and administrative expenses as a percentage of revenue for fiscal 2024 decreased to 27.7% from 29.8% for fiscal 2023. Excluding the net impact of restructuring charges in fiscal 2024, the impact of former CEO separation expenses in fiscal 2024, the net impact of restructuring charges in fiscal 2023 and the impact of acquisition transaction costs in fiscal 2023, there would have been no change in selling, general and administrative expenses as a percentage of revenue for fiscal 2024, both as adjusted and as adjusted on a constant currency basis, versus the prior year.

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

Operating (Loss) Income

Operating loss for fiscal 2024 was $236.2 million compared to operating income for fiscal 2023 of $22.3 million. Operating loss for fiscal 2024 was positively impacted by $0.4 million of foreign currency. Excluding the impact of the $315.0 million of franchise rights acquired impairments in fiscal 2024, the net impact of the $22.2 million of restructuring charges in fiscal 2024, the impact of the $3.9 million of former CEO separation expenses in fiscal 2024, the net impact of the $54.9 million of restructuring charges in fiscal 2023, the impact of the $8.6 million of acquisition transaction costs in fiscal 2023, and the impact of the $3.6 million of franchise rights acquired and goodwill impairments in fiscal 2023, operating income would have been $104.8 million, or $104.4 million on a constant currency basis, for fiscal 2024 versus operating income of $89.5 million for fiscal 2023. Operating loss margin for fiscal 2024 was 30.1% compared to operating income margin for fiscal 2023 of 2.5%. Excluding the impact of franchise rights acquired impairments in fiscal 2024, the net impact of restructuring charges in fiscal 2024, the impact of former CEO separation expenses in fiscal 2024, the net impact of restructuring charges in fiscal 2023, the impact of acquisition transaction costs in fiscal 2023, and the impact of the franchise rights acquired and goodwill impairments in fiscal 2023, operating income margin would have been 13.3%, both as adjusted and as adjusted on a constant currency basis, for fiscal 2024 versus operating income margin of 10.1% for fiscal 2023. This increase in operating income margin was driven primarily by an increase in gross margin, partially offset by an increase in marketing expenses as a percentage of revenue, versus the prior year.

Interest Expense

Interest expense for fiscal 2024 increased $13.1 million, or 13.6%, versus fiscal 2023. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2024 and fiscal 2023 and excluding the impact of any applicable interest rate swaps, increased to 7.74% per annum for fiscal 2024 from 7.64% per annum for fiscal 2023. Interest expense was impacted by the termination of our interest rate swaps on March 31, 2024. Including the impact of any applicable interest rate swaps, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2024 and fiscal 2023, increased to 7.50% per annum for fiscal 2024 from 6.73% per annum for fiscal 2023. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon. Further information regarding our use of interest rate swaps can be found in Note 19 “Derivative Instruments and Hedging” of the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the negative impact of foreign currency on intercompany transactions, changed by $0.1 million for fiscal 2024 to $0.0 million of income as compared to $0.1 million of expense for fiscal 2023.

Tax

Our effective tax rate for fiscal 2024 was (0.2%) compared to (52.5%) for fiscal 2023. The tax expense for fiscal 2024 was impacted by a tax expense due to a valuation allowance and a tax expense related to share-based awards, partially offset by a tax benefit related to state tax and a tax benefit related to foreign-derived intangible income (“FDII”).

In addition, for fiscal 2024, the effective tax rate was impacted by out-of-period income tax adjustments and tax expense from a valuation allowance established to offset certain non-U.S. deferred tax assets due to the uncertainty of realizing future tax benefits. The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduces a global minimum tax of 15% applicable to large multinational corporations, impacted our effective tax rate for fiscal 2024 by (0.04%) related to Canadian top up tax.

We continue to evaluate the realizability of our deferred tax assets and based on the weight of the available evidence, we provided a full valuation allowance against the U.S. deferred tax assets.

The tax expense for fiscal 2023 was impacted by a tax expense due to a valuation allowance and a tax expense related to income earned in foreign jurisdictions at rates higher than the U.S., partially offset by a tax benefit related to state tax and a tax benefit related to FDII.

Net Loss and Diluted Net Loss Per Share

Net loss for fiscal 2024 was $345.7 million compared to net loss for fiscal 2023 of $112.3 million. Net loss for fiscal 2024 was positively impacted by $0.3 million of foreign currency. Net loss for fiscal 2024 included a $293.2 million impact from franchise rights acquired impairments, a $16.6 million net impact from restructuring charges, and a $2.9 million impact from former CEO separation expenses. Net loss for fiscal 2023 included a $41.2 million net impact from restructuring charges, a $7.5 million impact from acquisition transaction costs, and a $3.6 million impact from franchise rights acquired and goodwill impairments. Additionally, net loss for fiscal 2023 included a $50.6 million tax expense from the increase in the partial valuation allowance established in fiscal 2022 to a full valuation allowance in fiscal 2023 to offset all U.S. deferred tax assets due to the uncertainty of realizing future tax benefits of the assets.

Diluted net loss per share for fiscal 2024 was $4.34 compared to diluted net loss per share for fiscal 2023 of $1.46. Diluted net loss per share for fiscal 2024 included a $3.68 impact from franchise rights acquired impairments, a $0.21 net impact from restructuring charges, and a $0.04 impact from former CEO separation expenses. Diluted net loss per share for fiscal 2023 included a $0.54 net impact from restructuring charges, a $0.10 impact from acquisition transaction costs, and a $0.05 impact from franchise rights acquired and goodwill impairments. Additionally, diluted net loss per share for fiscal 2023 included a $0.66 tax expense from the increase in the partial valuation allowance established in fiscal 2022 to a full valuation allowance in fiscal 2023 to offset all U.S. deferred tax assets due to the uncertainty of realizing future tax benefits of the assets.

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

Metrics and Business Trends

The following tables set forth key metrics for fiscal 2024 and the percentage change in those metrics versus the prior year, as applicable:

(in millions except percentages and as noted)

Fiscal 2024
GAAP			Constant Currency
Subscription Revenues	Other Revenues	Total Revenues	Subscription Revenues	Other Revenues	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
							(in thousands)
$777.0	$8.9	$785.9	$776.4	$8.9	$785.3	196.6	3,797.5	3,335.7

% Change Fiscal 2024 vs. Fiscal 2023
(5.6%)	(86.6%)	(11.6%)	(5.6%)	(86.7%)	(11.7%)	(5.1%)	7.1%	(12.2%)

(in millions except percentages and as noted)

Fiscal 2024
Digital Subscription Revenues					Workshops + Digital Subscription Revenues
GAAP	Constant Currency	Digital Paid Weeks	Incoming Digital Subscribers	EOP Digital Subscribers	GAAP	Constant Currency	Workshops + Digital Paid Weeks	Incoming Workshops + Digital Subscribers	EOP Workshops + Digital Subscribers
			(in thousands)					(in thousands)
$512.9	$512.5	162.3	3,079.4	2,740.6	$186.1	$185.9	30.1	651.5	503.4

% Change Fiscal 2024 vs. Fiscal 2023
(10.2%)	(10.3%)	(3.3%)	8.6%	(11.0%)	(15.8%)	(15.9%)	(20.3%)	(8.3%)	(22.7%)

(in millions except percentages and as noted)

Fiscal 2024
Clinical Subscription Revenues
GAAP		Clinical Paid Weeks		Incoming Clinical Subscribers		EOP Clinical Subscribers
				(in thousands)
$78.0		4.2		66.6		91.7

% Change Fiscal 2024 vs. Fiscal 2023
100.0%	*	100.0%	*	N/A	**	37.8%

* Note: Percentage in excess of 100.0% and not meaningful.

** N/A - There were no Incoming Clinical Subscribers in the prior year since our acquisition of Sequence closed during the second quarter of fiscal 2023.

Operating Performance

The decrease in revenues for fiscal 2024 versus the prior year was driven by both a decrease in Other Revenues and a decrease in Subscription Revenues. The decrease in Other Revenues for fiscal 2024 versus the prior year was driven primarily by the closure of our consumer products business at the end of fiscal 2023.

The decrease in Subscription Revenues for fiscal 2024 versus the prior year was driven primarily by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Subscription Revenues due to a higher mix of Digital subscribers within their initial, lower-priced commitment periods and recruitment declines. Workshops + Digital Subscription Revenues were also negatively impacted by the continued mix shift from our Workshops + Digital business to our Digital business. In addition, the lower number of Incoming Workshops + Digital Subscribers at the beginning of fiscal 2024 versus the beginning of fiscal 2023 contributed to the decrease in Workshops + Digital Subscription Revenues for the year. Subscription Revenues for fiscal 2024 benefited from Clinical Subscription Revenues following our acquisition of Sequence during the second quarter of fiscal 2023.

The decrease in Total Paid Weeks for fiscal 2024 versus the prior year was driven primarily by Behavioral recruitment declines.

Liquidity and Capital Resources

We have experienced significant disruption and competitive pressures, including shifts in consumer behavior in the weight loss category, a rapid proliferation of GLP-1 and other medications available as weight-loss options, and significantly increased competition from new entrants. These factors have negatively impacted our Behavioral business. While the Clinical business is growing, it has not yet been able to offset the declines in the Behavioral business, resulting in decreased revenue overall and decreased cash flows from operations. Our management has continued to execute certain cost-savings initiatives, including the 2024 plan, to proactively manage our liquidity. If the cost-saving initiatives do not provide the expected net benefit, our liquidity, results of operations and financial position may be materially adversely impacted.

We have recurring net losses. During fiscal 2024, we recorded an operating loss of $236.2 million and a net loss of $345.7 million. Operating loss included $315.0 million of franchise rights acquired impairments that were non-cash. Our annual revenues decreased from $889.6 million for fiscal 2023 to $785.9 million for fiscal 2024, in which the closure of the consumer products business resulted in a revenue decline of $55.0 million versus the prior year. Cash used for operating activities for fiscal 2024 was $16.8 million, which included $96.8 million of interest payments and $30.7 million of severance payments. We have a total deficit of $1,114.4 million at December 28, 2024. In addition, we have $1,430.6 million of long-term debt, net at December 28, 2024 and incurred $109.0 million in interest expense for fiscal 2024.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and proceeds from the January 2025 borrowings under our Revolving Credit Facility (as defined below). Our primary cash needs for the twelve months following the issuance date of our financial statements contained in this Annual Report on Form 10-K (“issuance date”) are funding our operations and global strategic initiatives, meeting debt service requirements and other financing commitments. We believe that future cash flows from operations, unrestricted cash on hand of $53.0 million at December 28, 2024 (of which $22.0 million is maintained at foreign subsidiaries), proceeds from the January 2025 borrowings under our Revolving Credit Facility and the continued impact of our cost-savings initiatives will provide us with sufficient liquidity to meet our obligations for at least the next twelve months from the issuance date. Our Revolving Credit Facility matures on April 13, 2026. This facility provides a source of liquidity for us.

On January 2, 2025 and January 31, 2025, we increased our outstanding debt by borrowing $50.0 million and $121.3 million, respectively, under our Revolving Credit Facility currently at an interest rate of approximately 7.3%. As a result of these drawdowns and outstanding letters of credit, we have no availability for future borrowings under our Revolving Credit Facility. All outstanding borrowings under the Revolving Credit Facility on April 13, 2025 and thereafter will be reflected as a current liability.

If the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility, inclusive of outstanding letters of credit, as of any fiscal quarter end exceeds 35%, or $61.3 million, of the amount of the aggregate commitments under the Revolving Credit Facility, we are required to be in compliance with a Consolidated First Lien Leverage Ratio of 5.25:1.00 through and including the first fiscal quarter of 2025 and 5.00:1.00 thereafter. Our Consolidated First Lien Leverage Ratio as of December 28, 2024 was 8.36:1.00. Accordingly, in order to avoid an Event of Default under the Revolving Credit Facility, absent the Company and our lenders agreeing to a change in the existing terms and conditions, we will need to repay Revolving Credit Facility borrowings in excess of $61.3 million by March 29, 2025, the end of the Company's first fiscal quarter of 2025. At December 28, 2024, the Company also had outstanding $1,445.0 million of total debt, consisting of borrowings under the Term Loan Facility (as defined below) of $945.0 million that mature on April 13, 2028 and $500.0 million in aggregate principal amount of Senior Secured Notes (as defined below) that matures on April 15, 2029. The debt facilities pursuant to which such long-term debt was issued contain cross-default and/or cross-acceleration provisions that could result in an acceleration of such indebtedness in the event of an Event of Default under the Revolving Credit Facility. We have the intent and ability to remain in compliance with our obligations under our debt agreements for at least the next twelve months following the issuance date.

We continue to actively evaluate our capital structure and intend to engage with our lenders to explore transactions to strengthen our balance sheet by reducing our leverage and interest expense and extending our existing debt maturities. As of the issuance date, we believe we have sufficient liquidity to meet our obligations, including compliance with covenants under our long-term debt and Revolving Credit Facility obligations, through at least twelve months from the issuance date. However, beyond the period of twelve months from the issuance date, if we do not successfully enter into a transaction(s) to strengthen our balance sheet and increase our financial flexibility, our liquidity, results of operations, cash flows and financial condition may be materially adversely impacted.

We may, from time to time, seek to acquire our outstanding debt securities or loans, including the Senior Secured Notes and borrowings under the Credit Facilities (each as defined below). Such transactions could be privately negotiated or open market transactions, pursuant to tender offers or otherwise. Subject to any applicable limitations contained in the agreements governing, or terms of, our indebtedness, any such purchases made by us may be funded by the issuance of equity, the use of cash on our balance sheet, the incurrence of new secured or unsecured debt or the sale of assets. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents at:

	December 28,	December 30,	Increase/
	2024	2023	(Decrease)
	(in millions)
Total current assets	$102.6	$179.5	$(76.8)
Total current liabilities	173.3	205.5	(32.1)
Working capital deficit	(70.7)	(26.0)	44.7
Cash and cash equivalents	53.0	109.4	(56.3)
Working capital deficit, excluding cash and cash equivalents	$(123.7)	$(135.4)	$(11.6)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $11.6 million decrease in our working capital deficit, excluding cash and cash equivalents:

				Impact to
	December 28,	December 30,	Increase/	Working
	2024	2023	(Decrease)	Capital Deficit
	(in millions)
Operational liabilities and other, net of assets	$81.8	$113.7	$(31.9)	$(31.9)
Deferred revenue	$31.7	$34.0	$(2.3)	$(2.3)
Portion of operating lease liabilities due within one year	$8.2	$9.6	$(1.4)	$(1.4)
Income taxes payable	$2.3	$1.6	$0.7	$0.7
Derivative receivable	$—	$3.6	$(3.6)	$3.6
Accrued interest	$11.3	$5.3	$6.0	$6.0
Prepaid income taxes	$11.7	$25.4	$(13.7)	$13.7
Working capital deficit change, excluding cash and cash equivalents				$(11.6)

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

Cash Flows

The following table sets forth a summary of our cash flows for the fiscal years ended:

	December 28,	December 30,
	2024	2023
	(in millions)
Net cash (used for) provided by operating activities	$(16.8)	$6.7
Net cash used for investing activities	$(16.4)	$(74.7)
Net cash used for financing activities	$(17.3)	$(2.7)

Operating Activities

Cash flows used for operating activities of $16.8 million for fiscal 2024 reflected a change of $23.5 million from $6.7 million of cash flows provided by operating activities for fiscal 2023. This change in cash flows from operating activities was primarily attributable to an increase in net loss and an increase in cash used for operating assets and liabilities, partially offset by an increase in non-cash add-back adjustments driven by the franchise rights acquired impairments in fiscal 2024 as compared to the prior year.

Investing Activities

Net cash used for investing activities totaled $16.4 million for fiscal 2024, a decrease of $58.3 million as compared to fiscal 2023. This decrease was primarily attributable to a decrease in cash paid for acquisitions, net of cash acquired, and a decrease in capitalized software and website development expenditures in fiscal 2024 as compared to the prior year.

Financing Activities

Net cash used for financing activities totaled $17.3 million for fiscal 2024, an increase of $14.6 million as compared to fiscal 2023. This increase was primarily attributable to an increase in cash paid for acquisitions due to the $16.0 million first anniversary Sequence payment in fiscal 2024 as compared to the prior year.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at December 28, 2024:

Long-Term Debt

At December 28, 2024

(in millions)

December 28, 2024
Term Loan Facility due April 13, 2028	$945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,445.0
Less: Current portion	—
Unamortized deferred financing costs	6.9
Unamortized debt discount	7.5
Total long-term debt	$1,430.6

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

As of December 28, 2024, we had $945.0 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $173.8 million of availability and $1.2 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of December 28, 2024. In January 2025, we increased our outstanding debt by borrowing $171.3 million in the aggregate under our Revolving Credit Facility. Taking into account these borrowings and outstanding letters of credit, we currently have no availability for future borrowings under our Revolving Credit Facility.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of December 28, 2024, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default. As of December 28, 2024, we were in compliance with the covenants under the Credit Agreement that were in effect on such date.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit (inclusive of outstanding letters of credit) under the Revolving Credit Facility as of any fiscal quarter end exceeds 35%, or $61.3 million, of the aggregate revolving commitments, we are required to be in compliance with a Consolidated First Lien Leverage Ratio of 5.25:1.00 through and including the first fiscal quarter of 2025 and 5.00:1.00 thereafter. Our Consolidated First Lien Leverage Ratio as of December 28, 2024 was 8.36:1.00, and we do not expect we will be able to meet the 5.25:1.00 Consolidated First Lien Leverage Ratio as of March 29, 2025. If we have more than $61.3 million outstanding under the Revolving Credit Facility and are not in compliance with the specified leverage ratio at the required time, we would be in default under the Revolving Credit Facility.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021 (as amended, supplemented or modified from time to time, the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. As of December 28, 2024, we were in compliance with the covenants under the Indenture that were in effect on such date.

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

Outstanding Debt

At December 28, 2024, we had $1,445.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $0.0 drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding. In January 2025, we increased our outstanding debt by borrowing $171.3 million in the aggregate under our Revolving Credit Facility. Following this borrowing and taking into account outstanding letters of credit, we had $1,620.0 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $175.0 million drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At the end of fiscal 2024 and fiscal 2023, our debt consisted of both fixed and variable-rate instruments. We have historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. At December 28, 2024, we did not have any interest rate swaps in effect. Further information regarding our use of interest rate swaps can be found in Part IV, Item 15 of this Annual Report on Form 10-K under Note 19 “Derivative Instruments and Hedging” of the notes to the audited consolidated financial statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 7.75% and 7.64% per annum at December 28, 2024 and December 30, 2023, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of any applicable interest rate swaps, was approximately 7.47% and 6.53% per annum at December 28, 2024 and December 30, 2023, respectively, based on interest rates on these dates.

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

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired and goodwill impairments, net restructuring charges, former CEO separation expenses and acquisition transaction costs.

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net loss, the most comparable GAAP financial measure, for the fiscal years ended:

(in millions)

	December 28, 2024	December 30, 2023
Net loss	$(345.7)	$(112.3)
Interest	109.0	95.9
Taxes	0.5	38.6
Depreciation and amortization	37.8	45.6
Stock-based compensation	6.7	11.3
EBITDAS	$(191.8)	$79.2
Franchise rights acquired and goodwill impairments	315.0	3.6
2024 plan restructuring charges	17.0	—
2023 plan restructuring charges	5.1	53.7
2022 plan restructuring charges	0.0	1.1
2021 plan restructuring charges	—	0.1
2020 plan restructuring charges	—	(0.0)
Former CEO separation expenses	3.9	—
Acquisition transaction costs (1)	—	8.6
Adjusted EBITDAS (2)	$149.3	$146.4

Note: Totals may not sum due to rounding.

(1)
Includes stock-based compensation expense attributable to post-combination vesting of $3.9 million.
(2)
The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of operations for fiscal 2024 to exclude the impact of the $315.0 million of franchise rights acquired impairments, the net impact of the $17.0 million of 2024 plan restructuring charges, the $5.1 million of 2023 plan restructuring charges and the $8 thousand of 2022 plan restructuring charges, and the impact of the $3.9 million of former CEO separation expenses; and (ii) adjusts the consolidated statements of operations for fiscal 2023 to exclude the impact of $3.6 million of franchise rights acquired and goodwill impairments, the net impact of the $53.7 million of 2023 plan restructuring charges, the $1.1 million of 2022 plan restructuring charges, the $0.1 million of 2021 plan restructuring charges and the reversal of $21 thousand of 2020 plan restructuring charges, and the impact of $8.6 million of acquisition transaction costs. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of December 28, 2024, our total debt less unamortized deferred financing costs and unamortized debt discount/net loss ratio was (4.1)x. As of December 28, 2024, our net debt/Adjusted EBITDAS ratio was 9.2x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the fiscal year ended:

(in millions)

December 28, 2024
Total debt	$1,445.0
Less: Unamortized deferred financing costs	6.9
Less: Unamortized debt discount	7.5
Less: Cash on hand	53.0
Net debt	$1,377.6

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

Contractual Obligations

We are obligated under non-cancelable agreements primarily for office and rent facilities operating leases. Consolidated rent expense charged to operations under all our leases for fiscal 2024 was approximately $15.5 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2024:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-Term Debt (1)
Principal	$1,445.0	$—	$10.0	$1,435.0	$—
Interest	365.3	107.8	201.6	55.9	—
Operating leases, finance leases and non-cancelable agreements	81.1	21.5	23.1	18.6	17.9
Total (2)	$1,891.4	$129.3	$234.7	$1,509.5	$17.9

Note: Totals may not sum due to rounding.

(1)
Due to the fact that a portion of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2024 remains constant for all periods presented.
(2)
The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

Acquisition of Sequence

On April 10, 2023, we completed the Acquisition for an aggregate purchase price of $132.0 million, which was inclusive of (i) approximately $64.2 million in cash and approximately $34.7 million in the form of newly issued shares, (ii) $16.0 million in cash paid on April 10, 2024, and (iii) $16.0 million in cash to be paid on April 10, 2025.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. The Company’s exposure to market risk as of the end of fiscal 2024 is described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt, in particular changes in Term SOFR or the base rates which are used to determine the applicable interest rates for borrowings under the Credit Facilities.

As of December 28, 2024, borrowings under the Credit Facilities bore interest at Term SOFR plus an applicable margin of 3.50%. For the Term Loan Facility, the minimum interest rate for Term SOFR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50%, referred to herein as the Term SOFR Floor. Accordingly, as of December 28, 2024, based on the amount of variable rate debt outstanding and the then-current Term SOFR rate, after giving consideration to the Term SOFR Floor, a hypothetical 125 basis point increase in interest rates would have increased annual interest expense by approximately $11.8 million and a hypothetical 125 basis point decrease in interest rates would have decreased annual interest expense by approximately $11.8 million. This change in market risk exposure from the end of fiscal 2023 was primarily due to the termination, pursuant to their respective terms, of our then in effect interest rate swaps in the second quarter of fiscal 2024.

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

Item 8. Financial Statements and Supplementary Data

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-49 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on pages F-2 to F-4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2024, the end of fiscal 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of fiscal 2024, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2024, the end of fiscal 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 28, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 to F-4 to our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Executive Agreements

On February 26, 2025, the Board appointed Tara Comonte as President and Chief Executive Officer of the Company, removing her interim status effective immediately. In addition, in connection with her appointment to this permanent role, the Compensation and Benefits Committee of the Board (the “Compensation Committee”) recommended, and the Board approved entry into an employment agreement (the “Employment Agreement”) with Ms. Comonte with a term through March 31, 2026, subject to extension by mutual agreement, and a restrictive covenant agreement. Pursuant to the Employment Agreement, Ms. Comonte’s base salary will remain the same and she will receive a cash award of $4.5 million payable as soon as practicable following entry into the Employment Agreement. This award is in lieu of any annual cash bonus with respect to fiscal 2025 or any long-term incentive award in 2025. The award is subject to repayment by Ms. Comonte if prior to the earlier of (i) January 31, 2026 and (ii) 60 days following the consummation of a Change in Control, she is terminated by the Company for Cause, she resigns other than for Modified Good Reason prior to a Change in Control or she resigns other than for Good Reason following a Change in Control (as such terms are defined in the Employment Agreement). Commencing in 2026, Ms. Comonte will be eligible for an annual bonus with a target of 150% of her base salary and a long-term incentive award with a target of 400% of her base salary. The Company will reimburse Ms. Comonte’s legal fees incurred in connection with the negotiation of the Employment Agreement up to $20,000.

If, during the term of the Employment Agreement, Ms. Comonte’s employment is terminated (i) by the Company without Cause, (ii) due to a resignation for Modified Good Reason prior to a Change in Control or (iii) due to a resignation for Good Reason following a Change in Control, subject to her execution of a release and compliance with the restrictive covenants to which she is subject she will not be subject to repayment of the award described above and she will receive: (i) any unpaid annual cash bonus in respect of any completed fiscal year prior to the date of termination; (ii) a prorated target annual cash bonus for the performance year in which the date of termination occurs; and (iii) salary continuation and supplemental health insurance coverage for six months or, if longer, through March 31, 2026.

On February 26, 2025, the Compensation Committee of the Board approved a cash award of $1.0 million to Felicia DellaFortuna, the Company’s Chief Financial Officer, with the same terms as the award granted to Ms. Comonte. In connection with the grant of the award, Ms. DellaFortuna entered into a restrictive covenant agreement of the same form as Ms. Comonte. This award is in lieu of any annual cash bonus with respect to fiscal 2025 or any long-term incentive award in 2025 and serves as the Supplemental Plan (as defined in her offer letter from the Company, effective as of January 1, 2025).

The foregoing descriptions are qualified in their entirety by reference to the text of Ms. Comonte’s Employment Agreement and Ms. DellaFortuna’s award letter, both of which will be filed with the Company’s Quarterly Report on Form 10‑Q for the period ending March 30, 2025.

Board Change

On February 25, 2025, Julie Rice notified the Company’s Secretary of her resignation as a director of the Company, effective as of 11:59 p.m. on that same date, and the size of the Board was reduced from eight members to seven effective February 26, 2025. Her decision was not the result of any disagreement with the Company or the Board.

Insider Arrangements and Policies

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

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended December 28, 2024, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5–1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) certain of the information regarding our directors and executive officers called for by Items 401(a), (b) and (e) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below; and (iii) the information regarding our Code of Business Conduct and Ethics called for by Item 406 of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 28, 2024:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,528,012	(1)	$16.02	(2)	376,196	(3)
Equity compensation plans not approved by security holders	750,000	(4)	$40.00	(2)	—
Total	9,278,012		$17.96	(2)	376,196

(1)
Consists of 596,662 shares of our common stock issuable upon the exercise of outstanding stock options awarded under our Third Amended and Restated 2014 Stock Incentive Plan (“2014 Plan”); 408,697 shares of our common stock issuable upon the exercise of the Winfrey Option granted pursuant to the Winfrey Option Agreement; 3,276,484 shares of our common stock issuable upon the exercise of the Winfrey Amendment Option granted pursuant to the Winfrey Amendment Option Agreement; 4,087,916 shares of our common stock issuable upon the vesting of restricted stock units (“RSUs”) awarded under our 2014 Plan; and 158,253 shares of our common stock issuable upon the vesting of performance-based stock units (“PSUs”) awarded under our 2014 Plan. The number of shares to be issued in respect of PSUs has been calculated based on the assumption that the maximum level of performance applicable to the PSUs has been achieved. The Winfrey Option was approved by the written consent of Artal Luxembourg S.A. which, as of the date thereof, controlled a majority of the voting power of our outstanding common stock. For additional details on the Winfrey Option, the Winfrey Amendment Option, the Winfrey Option Agreement and the Winfrey Amendment Option Agreement, see “Item 1. Business—History—Winfrey Transaction” of this Annual Report on Form 10-K.
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
(4)
Consists of 750,000 aggregate shares of our common stock issuable upon the exercise of stock options granted on March 21, 2022 to Sima Sistani, our former Chief Executive Officer, in connection with her prior appointment as our Chief Executive Officer. Ms. Sistani's inducement stock options were granted in reliance on the employment inducement exemption provided under the Nasdaq Listing Rule 5635(c)(4). Ms. Sistani's stock options have a seven year term and proportionately vest annually over a four year period which began with the first anniversary of her March 21, 2022 employment commencement date. When Ms. Sistani ceased serving as the Company’s President and Chief Executive Officer effective September 27, 2024, all of her then unvested stock options were immediately cancelled. While such inducement stock options were not awarded pursuant to our 2014 Plan, they are subject to the same terms and conditions of the 2014 Plan.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WW International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WW International, Inc. and its subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations, of comprehensive loss, of changes in total deficit and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company has recurring net losses and has a revolving credit facility that is a source of liquidity that matures on April 13, 2026. Management’s evaluation and plans to mitigate these matters are also described in Note 1.

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

Annual and Interim Impairment Assessments – Goodwill Assessments for the Clinical Reporting Unit and Indefinite-Lived Franchise Rights Acquired (United States) Assessments

As described in Notes 2 and 7 to the consolidated financial statements, management reviews goodwill and indefinite-lived franchise rights acquired for potential impairment on at least an annual basis, in May of the second quarter, or more often if events so require. Based on triggering events, management performed interim impairment tests as of March 30, 2024, and September 28, 2024, on its goodwill and indefinite-lived franchise rights acquired for the first and third quarters of fiscal 2024, respectively. In performing the impairment analysis for goodwill, the fair value of the reporting units is estimated using a discounted cash flow approach. The estimated fair value is then compared to the carrying value of the reporting unit. In performing the impairment analysis for indefinite-lived franchise rights acquired, fair value is estimated using a discounted cash flow approach for franchise rights related to the Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Digital business. The aggregate estimated fair value of the franchise rights is compared to the carrying value of the unit of account for these rights. In performing the interim indefinite-lived franchise rights acquired impairment tests as of March 30, 2024, and September 28, 2024, management determined that the carrying value of its United States franchise rights acquired exceeded the respective fair values, and management recorded impairment charges of $251.4 million and $54.3 million, respectively. There were no goodwill impairments in the year ended December 28, 2024. As of December 28, 2024, the goodwill associated with the Clinical reporting unit was $89.7 million and the indefinite-lived franchise rights acquired (United States) was $68.6 million. As disclosed by management, when determining fair value of the reporting units and indefinite-lived franchise rights acquired, management utilizes various assumptions, including projections of future cash flows, revenue growth rates, operating income margins and discount rates.

The principal considerations for our determination that performing procedures relating to the annual and interim impairment assessments for goodwill (Clinical reporting unit) and the annual and interim impairment assessments for indefinite-lived franchise rights acquired (United States) is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Clinical reporting unit and indefinite-lived franchise rights acquired (United States); (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, operating income margin, and discount rate for goodwill (Clinical reporting unit) and revenue growth rates and discount rate for indefinite-lived franchise rights acquired (United States); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments for goodwill and indefinite-lived franchise rights acquired, including controls over the valuation of the Company’s reporting units and indefinite-lived franchise rights acquired. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Clinical reporting unit and indefinite-lived franchise rights acquired (United States); (ii) evaluating the appropriateness of the discounted cash flow approaches and the relief from royalty methodology; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approaches and relief from royalty methodology; and (iv) evaluating the reasonableness of significant assumptions used by management related revenue growth rates, operating income margin, and discount rate for goodwill (Clinical reporting unit) and revenue growth rates and discount rate for indefinite-lived franchise rights acquired (United States). Evaluating management’s assumptions related to revenue growth rates and operating income margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Clinical business, as well as digital revenues associated with indefinite lived franchise rights acquired (United States) and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow approaches and relief from royalty methodology and (ii) the reasonableness of the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 28, 2025

We have served as the Company’s auditor since 1999.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 28,	December 30,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,024	$109,366
Receivables (net of allowances: December 28, 2024 - $3,166 and December 30, 2023 - $1,041)	14,428	14,938
Prepaid income taxes	11,676	25,370
Prepaid marketing and advertising	4,969	10,149
Prepaid expenses and other current assets	18,551	19,651
TOTAL CURRENT ASSETS	102,648	179,474
Property and equipment, net	15,798	19,741
Operating lease assets	42,047	52,272
Franchise rights acquired	71,131	386,526
Goodwill	239,583	243,441
Other intangible assets, net	44,631	63,208
Deferred income taxes	16,686	19,683
Other noncurrent assets	17,752	17,685
TOTAL ASSETS	$550,276	$982,030
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$8,168	$9,613
Accounts payable	17,803	18,507
Salaries and wages payable	53,143	79,096
Accrued marketing and advertising	12,805	18,215
Accrued interest	11,322	5,346
Deferred acquisition payable	15,503	16,500
Other accrued liabilities	20,593	22,610
Income taxes payable	2,339	1,609
Deferred revenue	31,655	33,966
TOTAL CURRENT LIABILITIES	173,331	205,462
Long-term debt, net	1,430,643	1,426,464
Long-term operating lease liabilities	44,322	53,461
Deferred income taxes	14,762	41,994
Other noncurrent liabilities	1,590	15,743
TOTAL LIABILITIES	1,664,648	1,743,124
Commitments and contingencies (Note 16)
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 130,048 shares issued at December 28, 2024 and 130,048 shares issued at December 30, 2023	0	0
Treasury stock, at cost, 49,997 shares at December 28, 2024 and 50,859 shares at December 30, 2023	(3,024,710)	(3,064,628)
Retained earnings	1,936,170	2,314,834
Accumulated other comprehensive loss	(25,832)	(11,300)
TOTAL DEFICIT	(1,114,372)	(761,094)
TOTAL LIABILITIES AND TOTAL DEFICIT	$550,276	$982,030

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 28,	December 30,	December 31,
	2024	2023	2022
Subscription revenues, net	$776,993	$822,755	$919,055
Other revenues, net	8,928	66,796	120,780
Revenues, net	785,921	889,551	1,039,835
Cost of subscription revenues	250,954	301,062	321,528
Cost of other revenues	1,864	59,186	96,928
Cost of revenues	252,818	360,248	418,456
Gross profit	533,103	529,303	621,379
Marketing expenses	236,467	238,387	244,783
Selling, general and administrative expenses	217,825	264,950	263,840
Franchise rights acquired and goodwill impairments	315,033	3,633	396,727
Operating (loss) income	(236,222)	22,333	(283,971)
Interest expense	108,954	95,893	81,141
Other (income) expense, net	(1)	72	1,691
Loss before income taxes	(345,175)	(73,632)	(366,803)
Provision for (benefit from) income taxes	526	38,623	(109,935)
Net loss	$(345,701)	$(112,255)	$(256,868)
Net loss per share
Basic	$(4.34)	$(1.46)	$(3.65)
Diluted	$(4.34)	$(1.46)	$(3.65)
Weighted average common shares outstanding
Basic	79,578	76,677	70,321
Diluted	79,578	76,677	70,321

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 28,	December 30,	December 31,
	2024	2023	2022
Net loss	$(345,701)	$(112,255)	$(256,868)
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(9,096)	2,880	(11,222)
Income tax (expense) benefit on foreign currency translation (loss) gain	(2,720)	(703)	2,790
Foreign currency translation (loss) gain, net of taxes	(11,816)	2,177	(8,432)
(Loss) gain on derivatives	(3,473)	(10,673)	28,768
Income tax benefit (expense) on (loss) gain on derivatives	757	2,666	(7,202)
(Loss) gain on derivatives, net of taxes	(2,716)	(8,007)	21,566
Total other comprehensive (loss) gain	(14,532)	(5,830)	13,134
Comprehensive loss	$(360,233)	$(118,085)	$(243,734)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 1, 2022	122,052	$0	51,988	$(3,120,149)	$(18,604)	$2,685,849	$(452,904)
Comprehensive (loss) income	—	—	—	—	13,134	(256,868)	(243,734)
Issuance of treasury stock under stock plans	—	—	(492)	22,845	—	(24,944)	(2,099)
Compensation expense on share-based awards	—	—	—	—	—	12,957	12,957
Balance at December 31, 2022	122,052	$0	51,496	$(3,097,304)	$(5,470)	$2,416,994	$(685,780)
Comprehensive loss	—	—	—	—	(5,830)	(112,255)	(118,085)
Issuance of treasury stock under stock plans	—	—	(637)	32,676	—	(34,151)	(1,475)
Compensation expense on share-based awards	—	—	—	—	—	11,303	11,303
Issuance of common stock	7,996	—	—	—	—	32,943	32,943
Balance at December 30, 2023	130,048	$0	50,859	$(3,064,628)	$(11,300)	$2,314,834	$(761,094)
Comprehensive loss	—	—	—	—	(14,532)	(345,701)	(360,233)
Issuance of treasury stock under stock plans	—	—	(862)	39,918	—	(40,727)	(809)
Compensation expense on share-based awards	—	—	—	—	—	7,764	7,764
Balance at December 28, 2024	130,048	$0	49,997	$(3,024,710)	$(25,832)	$1,936,170	$(1,114,372)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 28,	December 30,	December 31,
	2024	2023	2022
Operating activities:
Net loss	$(345,701)	$(112,255)	$(256,868)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	37,784	52,471	43,801
Amortization of deferred financing costs and debt discount	5,018	5,018	5,018
Impairment of franchise rights acquired and goodwill	315,033	3,633	396,727
Impairment of intangible and long-lived assets	481	1,112	3,455
Share-based compensation expense	7,764	15,185	12,957
Deferred tax (benefit) provision	(26,578)	19,821	(145,829)
Allowance for doubtful accounts	2,062	1,306	(460)
Reserve for inventory obsolescence	72	7,350	6,796
Foreign currency exchange rate (gain) loss	(2,276)	263	2,374
Changes in cash due to:
Receivables	1,599	17,112	(7,558)
Inventories	91	14,018	3,733
Prepaid expenses	18,703	(4,133)	8,878
Accounts payable	(508)	(54)	(2,691)
Accrued liabilities	(14,998)	(11,625)	20,925
Deferred revenue	(1,780)	1,273	(11,733)
Other long term assets and liabilities, net	(14,624)	(3,598)	(2,291)
Income taxes	1,018	(211)	(588)
Cash (used for) provided by operating activities	(16,840)	6,686	76,646
Investing activities:
Capital expenditures	(718)	(2,485)	(2,065)
Capitalized software and website development expenditures	(15,692)	(33,816)	(36,187)
Cash paid for acquisitions, net of cash acquired	—	(38,362)	(4,350)
Other items, net	(5)	(33)	(42)
Cash used for investing activities	(16,415)	(74,696)	(42,644)
Financing activities:
Taxes paid related to net share settlement of equity awards	(839)	(2,241)	(2,197)
Proceeds from stock options exercised	—	718	—
Cash paid for acquisitions	(16,500)	(1,178)	(2,413)
Other items, net	(4)	(48)	(112)
Cash used for financing activities	(17,343)	(2,749)	(4,722)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,248)	1,799	(4,748)
Net (decrease) increase in cash and cash equivalents and restricted cash	(52,846)	(68,960)	24,532
Cash and cash equivalents and restricted cash, beginning of period	109,366	178,326	153,794
Cash and cash equivalents and restricted cash, end of period	$56,520	$109,366	$178,326

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc., all of its subsidiaries and the variable interest entities of which WW International, Inc. is the primary beneficiary (as discussed below). The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings, which formerly included Digital 360 (as applicable). The Company’s “Workshops + Digital” business refers to providing subscriptions for unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings (including to former Digital 360 members (as applicable)). The Company’s “Clinical” business refers to providing subscriptions to the Company’s clinical product offerings provided by WeightWatchers Clinic (formerly referred to as Sequence) combined with the Company’s digital subscription product offerings and unlimited access to the Company’s workshops. In the second quarter of fiscal 2022, the Company ceased offering its Digital 360 product. More than a majority of associated members were transitioned from the Company’s Digital business to its Workshops + Digital business during the second quarter of fiscal 2022, with a de minimis number transitioning during the beginning of the third quarter of fiscal 2022. The cessation of this product offering and these transitions of former Digital 360 members at the then-current pricing for such product impacted the number of End of Period Subscribers in each business as well as the associated Paid Weeks and Revenues for each business.

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

As previously disclosed, effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, the Company’s reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance. Segment data for the fiscal years ended December 30, 2023 and December 31, 2022 has been updated to reflect this reportable segment structure. See Note 17 for disclosures related to segments.

In the fourth quarter of fiscal 2024, the Company identified and recorded an out-of-period adjustment related to an income tax error. The impact of correcting this error, which was immaterial to all current and prior period financial statements and corrected in the fourth quarter of fiscal 2024, resulted in an income tax benefit of approximately $1,963, with a corresponding increase to other comprehensive loss, for the fiscal year ended December 28, 2024.

In the second quarter of fiscal 2024, the Company identified and recorded an out-of-period adjustment related to an income tax error. The impact of correcting this error, which was immaterial to all current and prior period financial statements and corrected in the second quarter of fiscal 2024, resulted in an income tax expense of approximately $2,748, with a corresponding decrease to net income, for the fiscal year ended December 28, 2024.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Liquidity

The Company has experienced significant disruption and competitive pressures, including shifts in consumer behavior in the weight loss category, a rapid proliferation of GLP-1 and other medications available as weight-loss options, and significantly increased competition from new entrants. These factors have negatively impacted the Company’s Behavioral business. While the Clinical business is growing, it has not yet been able to offset the declines in the Behavioral business, resulting in decreased revenue overall and decreased cash flows from operations. The Company’s management has continued to execute certain cost-savings initiatives, including the Company’s previously disclosed 2024 restructuring plan, to proactively manage the Company’s liquidity. If the cost-saving initiatives do not provide the expected net benefit, the Company’s liquidity, results of operations and financial position may be materially adversely impacted.

The Company has recurring net losses. During the fiscal year ended December 28, 2024, the Company recorded an operating loss of $236,222 and a net loss of $345,701. Operating loss included $315,033 of franchise rights acquired impairments that were non-cash. The Company’s annual revenues decreased from $889,551 for the fiscal year ended December 30, 2023 to $785,921 for the fiscal year ended December 28, 2024, in which the closure of the consumer products business resulted in a revenue decline of $54,968 versus the prior year. Cash used for operating activities for the fiscal year ended December 28, 2024 was $16,840, which included $96,844 of interest payments and $30,716 of severance payments. The Company has a total deficit of $1,114,372 at December 28, 2024. In addition, the Company has $1,430,643 of long-term debt, net at December 28, 2024 and incurred $108,954 in interest expense for the fiscal year ended December 28, 2024.

The Company’s principal sources of liquidity are cash and cash equivalents, cash flows from operations and proceeds from the January 2025 borrowings under its Revolving Credit Facility (as defined below). The Company’s primary cash needs for the twelve months following the issuance date of these financial statements (“issuance date”) are funding its operations and global strategic initiatives, meeting debt service requirements and other financing commitments. The Company believes that future cash flows from operations, unrestricted cash on hand of $53,024 at December 28, 2024 (of which $22,024 is maintained at foreign subsidiaries), proceeds from the January 2025 borrowings under its Revolving Credit Facility and the continued impact of its cost-savings initiatives will provide it with sufficient liquidity to meet its obligations for at least the next twelve months from the issuance date. The Company’s Revolving Credit Facility matures on April 13, 2026. This facility provides a source of liquidity for the Company.

On January 2, 2025 and January 31, 2025, the Company increased its outstanding debt by borrowing $50,000 and $121,341, respectively, under its Revolving Credit Facility currently at an interest rate of approximately 7.3%. As a result of these drawdowns and outstanding letters of credit, the Company has no availability for future borrowings under its Revolving Credit Facility. All outstanding borrowings under the Revolving Credit Facility on April 13, 2025 and thereafter will be reflected as a current liability.

If the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility, inclusive of outstanding letters of credit, as of any fiscal quarter end exceeds 35%, or $61,250, of the amount of the aggregate commitments under the Revolving Credit Facility, the Company is required to be in compliance with a Consolidated First Lien Leverage Ratio of 5.25:1.00 through and including the first fiscal quarter of 2025 and 5.00:1.00 thereafter. The Company’s Consolidated First Lien Leverage Ratio as of December 28, 2024 was 8.36:1.00. Accordingly, in order to avoid an Event of Default under the Revolving Credit Facility, absent the Company and its lenders agreeing to a change in the existing terms and conditions, the Company will need to repay Revolving Credit Facility borrowings in excess of $61,250 by March 29, 2025, the end of the Company's first fiscal quarter of 2025. At December 28, 2024, the Company also had outstanding $1,445,000 of total debt, consisting of borrowings under the Term Loan Facility (as defined below) of $945,000 that mature on April 13, 2028 and $500,000 in aggregate principal amount of Senior Secured Notes (as defined below) that matures on April 15, 2029. The debt facilities pursuant to which such long-term debt was issued contain cross-default and/or cross-acceleration provisions that could result in an acceleration of such indebtedness in the event of an Event of Default under the Revolving Credit Facility. The Company has the intent and ability to remain in compliance with its obligations under its debt agreements for at least the next twelve months following the issuance date.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company continues to actively evaluate its capital structure and intends to engage with its lenders to explore transactions to strengthen its balance sheet by reducing its leverage and interest expense and extending its existing debt maturities. As of the issuance date, the Company believes it has sufficient liquidity to meet its obligations, including compliance with covenants under its long-term debt and Revolving Credit Facility obligations, through at least twelve months from the issuance date. However, beyond the period of twelve months from the issuance date, if the Company does not successfully enter into a transaction(s) to strengthen its balance sheet and increase its financial flexibility, the Company’s liquidity, results of operations, cash flows and financial condition may be materially adversely impacted.

2.
Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal 2024, fiscal 2023 and fiscal 2022 each contained 52 weeks.

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to the impairment analyses for goodwill and other indefinite-lived intangible assets, revenue, share-based compensation, income taxes, tax contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While all available information has been considered, actual amounts could differ from these estimates. These estimates and assumptions may change as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Through WeightWatchers Clinic, the Company operates certain clinical telehealth groups which are deemed to be Friendly-Physician Entities (“FPEs”) and due to legal requirements, the physician-owners must retain 100% of the equity interest. The Company’s agreements with FPEs generally consist of both an Administrative Services Agreement, which provides for various administrative and management services to be provided by the Company to the FPE, and Share Transfer Agreement (“STA”) with the physician-owners of the FPEs, which provides for the transition of ownership interest of the FPEs under certain conditions. The Company has the right to receive income as an ongoing management fee, which effectively absorbs all of the residual interests, and can also provide financial support through loans to the FPEs. The Company has exclusive responsibility for the provision of all nonmedical services including technology and intellectual property required for the day-to-day operation and management of each of the FPEs. In addition, the STA provides that the Company has the right to designate a person(s) to purchase the equity interest of the FPE for a nominal amount in the event of a succession event at the Company’s discretion. Based on the provisions of these agreements, the Company determined that the FPEs are VIEs due to their equity holder having insufficient capital at risk, and the Company has a variable interest in the FPEs.

The contractual arrangements described above allow the Company to direct the activities that most significantly affect the economic performance of the FPEs. Accordingly, the Company is the primary beneficiary of the FPEs and consolidates the FPEs under the VIE model. Furthermore, as a direct result of nominal initial equity contributions by the physicians, the financial support the Company can provide to the FPEs (e.g., loans) and the provisions of the contractual arrangements and nominee shareholder succession arrangements described above, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the FPEs. Therefore, all income and expenses recognized by the FPEs are consolidated by the Company. The Company does not hold interests in any VIEs for which the Company is not deemed to be the primary beneficiary.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less. Cash balances may, at times, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions. Cash includes balances due from third-party credit card companies.

Receivables

Receivables include amounts that are billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected, including balances from customers under recur bill commitment plans. The assessment of the likelihood of customer defaults is based on various factors, including length of time the receivables are past due and historical experience, all of which are subject to change. The Company’s credit write offs were $15,080 and $1,241 for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

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

Leases

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other long-term liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of December 28, 2024. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at the implementation of the lease accounting standard, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable.

In fiscal 2024, fiscal 2023 and fiscal 2022, the Company recorded impairment charges of $142, $900 and $714, respectively, related to internal-use computer software and website development costs that were not expected to provide substantive service potential.

In fiscal 2024, fiscal 2023 and fiscal 2022, the Company recorded impairment charges of $339, $212 and $61, respectively, related to property and equipment that were expected to be disposed of before the end of their estimated useful lives.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book value of franchise rights acquired for the United States unit of account as of the December 28, 2024 balance sheet date was $68,627, which represented 100.0% of total franchise rights acquired as of December 28, 2024. The net book values of franchise rights acquired for the United States, Australia, United Kingdom and New Zealand units of account as of the December 30, 2023 balance sheet date were $374,353, $4,232, $2,806 and $2,420, respectively, which represented 97.6%, 1.1%, 0.7% and 0.6%, respectively, of total franchise rights acquired as of December 30, 2023.

In its hypothetical start-up approach analyses for fiscal 2024, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In the Company’s relief from royalty approach analyses for fiscal 2024, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting units for purposes of assessing goodwill impairment to be the Behavioral and Clinical business lines. See Note 7 for further information on the Company’s change in goodwill reporting units. The net book values of goodwill for the Behavioral and Clinical reporting units as of the December 28, 2024 balance sheet date were $149,841 and $89,742, respectively, which represented 62.5% and 37.5%, respectively, of total goodwill as of December 28, 2024.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Indefinite-Lived Franchise Rights Acquired and Goodwill Impairment Tests

The Company reviews indefinite-lived franchise rights acquired and goodwill for potential impairment on at least an annual basis or more often if events so require. The Company performed its annual fair value impairment testing as of May 5, 2024 and May 7, 2023, each the first day of fiscal May, on its indefinite-lived franchise rights acquired and goodwill. In addition, based on triggering events, the Company performed interim impairment tests as of March 30, 2024 and September 28, 2024 on its indefinite-lived franchise rights acquired and goodwill for the first and third quarters of fiscal 2024, respectively.

See Note 7 for further information regarding the results of the franchise rights acquired and goodwill annual impairment tests, and the franchise rights acquired and goodwill interim impairment tests for the first and third quarters of fiscal 2024.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Commitment plan revenues and prepaid workshop fees are recorded to revenue on a straight-line basis as control is transferred since these performance obligations are satisfied over time. “Digital Subscription Revenues,” consisting of the fees associated with subscriptions for the Company’s Digital offerings, are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is amortized into revenue over the commitment period. “Workshops + Digital Subscription Revenues”, consisting of the fees associated with subscriptions for the Company’s Workshops + Digital offerings, are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. In the Workshops + Digital business, the Company generally charges non-refundable registration and starter fees in exchange for access to the Company’s digital subscription products, an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and is amortized into revenue over the commitment period. “Clinical Subscription Revenues” consist of revenues earned from initial consultations that are conducted to determine if a prospective member is eligible to be a Clinical subscriber and from fees associated with subscriptions for the Company’s Clinical offerings, predominantly through monthly commitment plans and prepayment plans. One-time initial consultation fees are recorded as revenue at the point in time control is transferred, which is when the initial consultation takes place. Commitment plan revenues and prepaid subscription fees are recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. Revenue from royalties is recognized at the point in time control is transferred, which is when royalties are earned. Revenue from consumer product sales was recognized at the point in time control was transferred, which was when products were shipped to customers and partners and title and risk of loss passed to them. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

Advertising Costs

Advertising costs consist primarily of broadcast and digital media. All costs related to advertising are expensed in the period incurred, except for media production-related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 were $234,316, $235,227 and $238,978, respectively.

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

Derivative Instruments and Hedging

The Company is exposed to certain risks related to its ongoing business operations, primarily interest rate risk and foreign currency risk. Interest rate swaps were historically entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. At December 28, 2024, the Company did not have any interest rate swaps in effect. The Company does not use any derivative instruments for trading or speculative purposes.

The Company recognized the fair value of all derivative instruments as either assets or liabilities on the balance sheet. The Company designated and accounted for interest rate swaps as cash flow hedges of its variable-rate borrowings. For derivative instruments that were designated and qualified as cash flow hedges, the effective portion of the gain or loss on the derivative was reported as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings.

The fair value of the Company’s interest rate swaps was reported as a component of accumulated other comprehensive loss on its balance sheet. See Note 18 for a further discussion regarding the fair value of the Company’s interest rate swaps. The net effect of the interest payable and receivable under the Company’s effective interest rate swap was included in interest expense on its consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. Amortization expense for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $5,018, $5,018 and $5,018, respectively.

3.
Accounting Standards Adopted in Current Year

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. In the fourth quarter of fiscal 2024, the Company adopted ASU 2023-07 and applied the new guidance retrospectively to all prior periods presented in the financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

4.
Leases

At December 28, 2024 and December 30, 2023, the Company’s lease assets and lease liabilities, primarily for its studios and corporate offices, were as follows:

	December 28, 2024	December 30, 2023
Assets:
Operating leases	$42,047	$52,272
Finance leases	—	5
Total lease assets	$42,047	$52,277

Liabilities:
Current
Operating leases	$8,168	$9,613
Finance leases	—	4
Noncurrent
Operating leases	44,322	53,461
Finance leases	—	—
Total lease liabilities	$52,490	$63,078

For the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, the components of the Company’s lease expense were as follows:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Operating lease cost:
Fixed lease cost	$15,444	$21,259	$33,227
Lease termination cost	34	12,718	2,726
Variable lease cost	23	62	27
Total operating lease cost	$15,501	$34,039	$35,980
Finance lease cost:
Amortization of leased assets	$4	$48	$112
Interest on lease liabilities	0	1	6
Total finance lease cost	$4	$49	$118
Total lease cost	$15,505	$34,088	$36,098

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023, which resulted in lease asset impairment charges of $2,680 in the aggregate that were recognized in general and administrative expenses in the Company's consolidated statements of operations for the fiscal year ended December 31, 2022. The Company recorded $4,217 and $3,375 of sublease income for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, as an offset to general and administrative expenses.

At December 28, 2024 and December 30, 2023, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	December 28, 2024	December 30, 2023
Weighted Average Remaining Lease Term (years)
Operating leases	6.84	7.31
Finance leases	—	0.48

Weighted Average Discount Rate
Operating leases	7.68	7.54
Finance leases	—	4.10

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company’s leases have remaining lease terms of 0 to 8 years with a weighted average lease term of 6.84 years as of December 28, 2024.

At December 28, 2024, the maturity of the Company’s operating lease liabilities in each of the next five fiscal years and thereafter are as follows:

Operating Leases
Fiscal 2025	$11,977
Fiscal 2026	10,088
Fiscal 2027	9,307
Fiscal 2028	9,073
Fiscal 2029	8,963
Thereafter	17,852
Total lease payments	$67,260
Less imputed interest	14,770
Present value of lease liabilities	$52,490

Supplemental cash flow information related to leases for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 were as follows:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,786	$22,013	$31,580
Operating cash flows from finance leases	$0	$1	$6
Financing cash flows from finance leases	$4	$48	$112

Lease assets obtained (modified) in exchange for new (modified) operating lease liabilities	$968	$(7,086)	$13,297
Lease assets obtained in exchange for new finance lease liabilities	$—	$—	$49

5.
Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Digital Subscription Revenues	$512,853	$571,074	$662,668
Workshops + Digital Subscription Revenues	186,139	221,139	256,387
Clinical Subscription Revenues	78,001	30,542	—
Subscription Revenues, net	$776,993	$822,755	$919,055
Other Revenues, net	8,928	66,796	120,780
Revenues, net	$785,921	$889,551	$1,039,835

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 31, 2022	$32,156	$360
Net increase (decrease) during the period	1,810	(195)
Balance as of December 30, 2023	$33,966	$165
Net increase (decrease) during the period	(2,311)	(72)
Balance as of December 28, 2024	$31,655	$93

Revenue recognized from amounts included in current deferred revenue as of December 30, 2023 was $33,753 for the fiscal year ended December 28, 2024. Revenue recognized from amounts included in current deferred revenue as of December 31, 2022 was $32,156 for the fiscal year ended December 30, 2023. The Company’s long-term deferred revenue, which is included in other liabilities on its consolidated balance sheets, represents revenue that will not be recognized during the next 12 months and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third-party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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
(2)
Represents the fair value of the shares transferred to the sellers as Merger Consideration, based on the number of shares to be issued, 7,996, multiplied by the closing price of the Company's shares on April 10, 2023 of $4.12 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Acquisitions of Franchisees

On February 18, 2022, the Company acquired the entire issued share capital of its Republic of Ireland franchisee, Denross Limited, and its Northern Ireland franchisee, Checkweight Limited, as follows:

(a)
The Company acquired the entire issued share capital of Denross Limited for a purchase price of $4,500. Payment was in the form of cash paid on December 21, 2021 ($650), cash paid on February 18, 2022 ($3,100) and cash in reserves ($750), of which $375 was paid on February 17, 2023 and $375 was paid on February 20, 2024. The total purchase price was allocated to goodwill ($4,645), deferred tax asset ($496) fully offset by a tax valuation allowance ($496), assumed liabilities ($166), customer relationship value ($14), cash ($4) and other receivables ($3). The goodwill will not be deductible for tax purposes; and
(b)
The Company acquired the entire issued share capital of Checkweight Limited for a purchase price of $1,500. Payment was in the form of cash ($1,250) and cash in reserves ($250), of which $125 was paid on February 17, 2023 and $125 was paid on February 20, 2024. The total purchase price was allocated to goodwill ($1,291), franchise rights acquired ($240), assumed liabilities ($56), customer relationship value ($17), deferred tax asset ($5) fully offset by a tax valuation allowance ($5), cash ($4) and other receivables ($4). The goodwill will not be deductible for tax purposes.

These acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings of the acquired franchises have been included in the consolidated operating results of the Company since the date of acquisition. The goodwill and franchise rights acquired for these acquisitions, as applicable, have been subsequently impaired since the date of acquisition. See Note 7 for additional information on the Company’s impairment charges.

7.
Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the fiscal year ended December 28, 2024, the change in the carrying value of franchise rights acquired was due to the impairments of the United States, Australia, United Kingdom and New Zealand units of account as discussed below and the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005, Sequence in 2023 and the Company’s franchised territories. See Note 6 for additional information on the Company’s acquisitions. For the fiscal year ended December 28, 2024, the change in the carrying value of goodwill was due to the effect of exchange rate changes as follows:

Balance as of December 31, 2022	$155,998
Goodwill acquired during the period	89,742
Goodwill impairment	(3,586)
Effect of exchange rate changes	1,287
Balance as of December 30, 2023	$243,441
Effect of exchange rate changes	(3,858)
Balance as of December 28, 2024	$239,583

Accumulated goodwill impairment loss was $25,111 at both December 28, 2024 and December 30, 2023.

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

In performing the interim franchise rights acquired impairment test as of September 28, 2024, the Company determined that the carrying values of its United States and United Kingdom franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States and United Kingdom units of account of $54,295 and $2,750 (which comprised the remaining balance of franchise rights acquired for the United Kingdom unit of account), respectively, in the third quarter of fiscal 2024. These impairments were driven primarily by the weighted average cost of capital used in this interim impairment test, reflecting market factors, including higher interest rates and the trading values of the Company’s equity and debt, and, to a lesser extent, business performance. In performing the interim goodwill impairment test as of September 28, 2024, the Company determined that the carrying values of its goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

Based on the results of the interim franchise rights acquired impairment test as of September 28, 2024 performed for the Company’s United States unit of account, which held 100.0% of the Company’s indefinite-lived franchise rights acquired as of the December 28, 2024 balance sheet date, the estimated fair value of this unit of account was equal to its respective carrying value. Accordingly, a change in the underlying assumptions for the United States unit of account may change the results of the impairment assessment and, as such, could result in further impairment of the franchise rights acquired related to the United States, for which the net book value was $68,627 as of December 28, 2024.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Based on the results of the interim goodwill impairment test as of September 28, 2024 performed for the Company’s Behavioral reporting unit, which held 62.5% of the Company’s goodwill as of the December 28, 2024 balance sheet date, there was significant headroom in the goodwill impairment test for this unit with the difference between the fair value and the carrying value exceeding 100% and, therefore, no impairment existed. Based on the results of the interim goodwill impairment test as of September 28, 2024 performed for the Company’s Clinical reporting unit, which held 37.5% of the Company’s goodwill as of the December 28, 2024 balance sheet date, the estimated fair value of this reporting unit was at least 20% higher than the respective unit's carrying value and, therefore, no impairment existed.

Indefinite-Lived Franchise Rights Acquired and Goodwill Annual Impairment Tests

The Company performed its annual fair value impairment testing on its indefinite-lived franchise rights acquired and goodwill for fiscal 2024, fiscal 2023 and fiscal 2022 on May 5, 2024, May 7, 2023 and May 8, 2022, respectively.

In performing the annual impairment analyses as of May 5, 2024 and May 7, 2023, the Company determined that the carrying values of its franchise rights acquired with indefinite-lived units of account and goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

In performing the annual impairment analysis as of May 8, 2022, the Company determined that (i) the carrying values of its Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values and, as a result, the Company recorded impairment charges for its Canada and New Zealand units of account of $24,485 and $834, respectively, in the second quarter of fiscal 2022; and (ii) the carrying values of all of its other franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairment existed with respect thereto. In performing the annual impairment analysis as of May 8, 2022, the Company determined that the carrying values of its goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

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

Republic of Ireland and Northern Ireland Goodwill Impairments

During the fourth quarter of fiscal 2023, the Company had a shift in future strategic priorities and as a result, a triggering event occurred which required the Company to impair the remaining goodwill balances for the Republic of Ireland and Northern Ireland reporting units, resulting in goodwill impairment charges of $2,383 and $1,203, respectively.

With respect to its Republic of Ireland reporting unit, during the fourth quarter of fiscal 2022, the Company made a strategic decision to delay the launch of the Digital business in that country. As a result of this decision, a triggering event occurred which required the Company to perform an interim goodwill impairment analysis. In performing its discounted cash flow analysis, the Company determined that the carrying value of this reporting unit exceeded its fair value and, as a result, recorded an impairment charge of $2,023. The preponderance of this impairment was driven by a decrease in projected revenues and an increased weighted average cost of capital used in this interim impairment test as compared to the weighted average cost of capital used in the May 8, 2022 annual impairment test of its goodwill, reflecting market factors including higher interest rates and the trading values of the Company's equity and debt.

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

In performing the interim franchise rights acquired impairment test as of December 31, 2022, the Company determined that the carrying values of its United States, Canada, United Kingdom and Australia franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States, Canada, United Kingdom and Australia units of account of $25,739, $19,657 (which comprised the remaining balance of franchise rights acquired for this unit of account), $8,275 and $1,872, respectively, in the fourth quarter of fiscal 2022. These impairments were driven by the increased weighted average cost of capital used in this interim impairment test as compared to the weighted average cost of capital used in the third quarter fiscal 2022 interim impairment test for the United States and Canada units of account and as compared the weighted average cost of capital used in the May 8, 2022 annual impairment test for the United Kingdom and Australia units of account, reflecting market factors including higher interest rates and the trading values of the Company's equity and debt. Additionally, these impairments were driven by the decline in the assumptions used in the hypothetical start-up approach and relief from royalty approach analyses as compared to the assumptions used in the third quarter fiscal 2022 interim impairment test for the United States and Canada units of account and as compared the assumptions used in the May 8, 2022 annual impairment test for the United Kingdom and Australia units of account. The carrying value of its New Zealand franchise rights acquired with indefinite-lived unit of account did not exceed its respective fair value and, therefore, no impairment existed with respect thereto.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In performing the interim franchise rights acquired impairment test as of October 1, 2022, the Company determined that the carrying values of its United States, Canada and New Zealand franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States, Canada and New Zealand units of account of $298,291, $13,312 and $1,138, respectively, in the third quarter of fiscal 2022. The preponderance of these impairments was driven by the increased weighted average cost of capital used in this interim impairment test as compared to the weighted average cost of capital used in the May 8, 2022 annual impairment test of its indefinite-lived franchise rights acquired, reflecting market factors including higher interest rates and the trading values of the Company's equity and debt.

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

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of December 28, 2024 and December 30, 2023 were as follows:

	December 28, 2024		December 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software and website development costs	$255,822	$218,103	$251,410	$195,696
Trademarks	12,192	12,103	12,188	12,024
Other	13,537	6,714	13,991	6,661
Trademarks and other intangible assets	$281,551	$236,920	$277,589	$214,381
Franchise rights acquired	7,820	5,316	8,029	5,314
Total finite-lived intangible assets	$289,371	$242,236	$285,618	$219,695

During the fourth quarter of fiscal 2023, the Company had a shift in future strategic priorities and as a result, a triggering event occurred which required the Company to impair the remaining franchise rights acquired balance for the Northern Ireland unit of account, resulting in a franchise rights acquired impairment charge of $47.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $33,596, $42,449 and $33,676 for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal 2025	$22,025
Fiscal 2026	$13,143
Fiscal 2027	$4,776
Fiscal 2028	$727
Fiscal 2029	$704
Thereafter	$5,760

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

8.
Property and Equipment

The carrying values of property and equipment as of December 28, 2024 and December 30, 2023 were as follows:

	December 28, 2024	December 30, 2023
Equipment	$24,561	$31,264
Leasehold improvements	40,802	42,039
	$65,363	$73,303
Less: Accumulated depreciation and amortization	(49,565)	(53,562)
	$15,798	$19,741

Depreciation and amortization expense of property and equipment for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $4,188, $10,022 and $10,125, respectively.

9.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	December 28, 2024				December 30, 2023
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	3,604	7,468	9.37%	945,000	4,712	9,766	9.21%
Senior Secured Notes due April 15, 2029	500,000	3,285	—	4.69%	500,000	4,058	—	4.70%
Total	$1,445,000	$6,889	$7,468	7.74%	$1,445,000	$8,770	$9,766	7.64%
Less: Current portion	—				—
Unamortized deferred financing costs	6,889				8,770
Unamortized debt discount	7,468				9,766
Total long-term debt	$1,430,643				$1,426,464

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

As of December 28, 2024, the Company had $945,000 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $173,841 of availability and $1,159 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were no outstanding borrowings under the Revolving Credit Facility as of December 28, 2024.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of December 28, 2024, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit (inclusive of outstanding letters of credit) under the Revolving Credit Facility as of any fiscal quarter end exceeds 35%, or $61,250, of the aggregate revolving commitments, the Company is required to be in compliance with a Consolidated First Lien Leverage Ratio of 5.25:1.00 through and including the first fiscal quarter of 2025 and 5.00:1.00 thereafter. The Company’s Consolidated First Lien Leverage Ratio as of December 28, 2024 was 8.36:1.00. If the Company has more than $61,250 outstanding under the Revolving Credit Facility and is not in compliance with the specified leverage ratio at the required time, it would be in default under the Revolving Credit Facility.

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

Outstanding Debt

At December 28, 2024, the Company had $1,445,000 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $0 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At December 28, 2024 and December 30, 2023, the Company’s debt consisted of both fixed and variable-rate instruments. The Company has historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. At December 28, 2024, the Company did not have any interest rate swaps in effect. See Note 19 for further information on the Company’s use of interest rate swaps. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 7.75% and 7.64% per annum at December 28, 2024 and December 30, 2023, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of any applicable interest rate swaps, was approximately 7.47% and 6.53% per annum at December 28, 2024 and December 30, 2023, respectively, based on interest rates on these dates.

Maturities

At December 28, 2024, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five fiscal years and thereafter are as follows:

Fiscal 2025	—
Fiscal 2026	—
Fiscal 2027	10,000
Fiscal 2028	935,000
Fiscal 2029	500,000
Thereafter	—
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

During the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company repurchased no shares of its common stock under this program. As of the end of fiscal 2024, $208,933 remained available to purchase shares of the Company’s common stock under the repurchase program.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Numerator:
Net loss	$(345,701)	$(112,255)	$(256,868)
Denominator:
Weighted average shares of common stock outstanding	79,578	76,677	70,321
Effect of dilutive common stock equivalents	—	—	—
Weighted average diluted common shares outstanding	79,578	76,677	70,321
Net loss per share
Basic	$(4.34)	$(1.46)	$(3.65)
Diluted	$(4.34)	$(1.46)	$(3.65)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 9,572, 9,113 and 8,540 for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

12.
Stock Plans

Incentive Compensation Plans

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

Under the 2014 Plan, grants may take the following forms at the Company’s Board of Directors’ Compensation and Benefits Committee’s (the “Compensation Committee”) discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock and other stock-based awards. As of December 28, 2024, the maximum number of shares of common stock available for grant under the 2014 Plan was 12,500, subject to increase and adjustment as set forth in the 2014 Plan.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Under the 2014 Plan, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors subject to limited exceptions. During the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company granted to members of the Company’s Board of Directors an aggregate of 53, 70 and 77 fully-vested shares, respectively, and recognized compensation expense of $181, $404 and $624, respectively. Commencing during the fiscal year ended December 31, 2022, the above-referenced members of the Company’s Board of Directors could elect to defer receipt of such grants of fully vested shares of the Company’s common stock with respect to their service on the Company’s Board of Directors. Certain members of the Company’s Board of Directors made such an election such that for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company granted to those members of its Board of Directors an aggregate of 89, 54 and 27 deferred stock units, respectively, and recognized compensation expense of $809, $373 and $174, respectively. These deferred stock units will be settled on the date of separation from service from the Company's Board of Directors of the applicable member of the Company’s Board of Directors or earlier based on his or her election or upon a change in control of the Company. During the fiscal years ended December 28, 2024 and December 30, 2023, an aggregate of 0 and 23 deferred stock units were settled, respectively.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for share-based compensation awards was $7,583, $10,715 and $12,333 for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The total income tax benefit recognized in the Company’s consolidated statements of operations for all share-based compensation awards was $1,197, $1,850 and $2,603 for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The tax benefits realized from options exercised and RSUs and PSUs vested totaled $658, $1,287 and $1,017 for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. No compensation costs were capitalized. As of December 28, 2024, there was $6,569 of total unrecognized compensation cost related to stock options and RSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted average period of approximately 1.2 years. Additionally, during the fiscal year ended December 30, 2023, the Company charged $3,882 of compensation costs against income for share-based compensation expense attributable to post combination vesting in relation to the Sequence acquisition. See Note 6 for additional information on the Company’s acquisitions. Such amounts have been included as a component of selling, general and administrative expenses.

Stock Option Awards with Time-Vesting Criteria

Stock options with time-vesting criteria (“Time-Vesting Options”) are exercisable based on the terms and conditions outlined in the applicable award agreement. Time-Vesting Options outstanding at December 28, 2024, December 30, 2023 and December 31, 2022 vest over a period of three to four years and the expiration term is seven to ten years. Time-Vesting Options outstanding at December 28, 2024, December 30, 2023 and December 31, 2022 have an exercise price between $5.25 and $50.00 per share.

The fair value of each of these option awards is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term takes into consideration option exercise history. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the Time-Vesting Options. The dividend yield is based on the Company’s historic average dividend yield. The Company did not grant any Time-Vesting Options for the fiscal years ended December 28, 2024 and December 30, 2023.

December 31,
2022
Dividend yield	0.0%
Volatility	57.0% - 57.1%
Risk-free interest rate	2.36% - 2.86%
Expected term (years)	6.0 - 7.0

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Option Activity

A summary of all option activity for the fiscal year ended December 28, 2024 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding at December 30, 2023	6,951	$34.57
Granted	—	$—
Exercised	—	$—
Cancelled	(1,919)	$38.40
Outstanding at December 28, 2024	5,032	$33.12	1.9	$—
Exercisable at December 28, 2024	5,002	$33.27	1.9	$—

The weighted average grant date fair value of all options granted was $3.96 for the fiscal year ended December 31, 2022. The total intrinsic value of all options exercised was $0, $248 and $0 for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

Cash received from Time-Vesting Options exercised during the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $0, $718 and $0, respectively.

Restricted Stock Unit Awards with Time-Vesting Criteria

RSUs are exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of one to three years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the fiscal year ended December 28, 2024 is presented below.

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at December 30, 2023	2,657	$7.75
Granted	4,810	$1.32
Vested	(1,318)	$6.59
Forfeited	(2,061)	$4.76
Outstanding at December 28, 2024	4,088	$2.06

The weighted average grant date fair value of RSUs granted was $1.32, $7.43 and $6.69 for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The total fair value of RSUs vested during the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $8,692, $7,943 and $14,576, respectively.

Performance-Based Stock Unit Awards with Time- and Performance-Vesting Criteria

In fiscal 2024, the Company granted 598 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date. The performance-vesting criteria for these PSUs will be based on a relative total shareholder return performance goal, measuring the Company’s stock price performance against the performance of the Russell 2000 Index from the start of fiscal 2024 through the end of fiscal 2026.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company estimated the fair value of the PSUs granted in fiscal 2024 to be $1.86. The Company estimated this fair value using a Monte Carlo simulation that used various assumptions that included expected volatility of 97.8%, a risk-free rate of 4.59%, an expected term of 3.0 years and a dividend yield of 0.00%. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the performance measurement period. The expected term represents the three-year performance measurement period. Compensation expense is recognized ratably over the three-year required service period.

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

A summary of PSU activity for the fiscal year ended December 28, 2024 is presented below.

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at December 30, 2023	215	$13.80
Granted	598	$1.86
Vested	—	$—
Forfeited	(655)	$5.78
Outstanding at December 28, 2024	158	$1.86

The weighted average grant date fair value of PSUs granted was $1.86 and $13.80 during the fiscal years ended December 28, 2024 and December 30, 2023, respectively. There were no PSUs vested during the fiscal years ended December 28, 2024 and December 30, 2023. There were no PSUs granted or vested during the fiscal year ended December 31, 2022.

13.
Taxes

Income Taxes

The components of the Company’s consolidated loss before income taxes consist of the following:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Domestic	$(358,108)	$(222,260)	$(376,710)
Foreign	12,933	148,628	9,907
	$(345,175)	$(73,632)	$(366,803)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table summarizes the Company’s consolidated provision for (benefit from) U.S. federal, state and foreign income taxes:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Current:
U.S. federal	$6,369	$1,330	$12,426
State	1,519	1,947	3,446
Foreign	19,216	15,525	20,022
	$27,104	$18,802	$35,894
Deferred:
U.S. federal	$(6,856)	$(12,419)	$(110,611)
State	(8,420)	4,263	(23,213)
Foreign	(11,302)	27,977	(12,005)
	$(26,578)	$19,821	$(145,829)
Total provision for (benefit from) income taxes	$526	$38,623	$(109,935)

The effective tax rates for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 were (0.2%), (52.5%) and 30.0%, respectively.

The Company’s effective tax rate for the fiscal year ended December 28, 2024 was impacted by the following items: (i) a $87,624 tax expense due to a valuation allowance and (ii) a $5,342 tax expense related to share-based awards. These expenses were partially offset by (i) a $15,689 tax benefit related to state tax and (ii) a $3,976 tax benefit related to foreign-derived intangible income (“FDII”).

The Company’s effective tax rate for the fiscal year ended December 30, 2023 was impacted by the following items: (i) a $53,626 tax expense due to a valuation allowance and (ii) a $12,172 tax expense related to income earned in foreign jurisdictions at rates higher than the U.S. These expenses were partially offset by (i) a $9,441 tax benefit related to state tax and (ii) a $2,637 tax benefit related to FDII.

The Company’s effective tax rate for the fiscal year ended December 31, 2022 was impacted by the following items: (i) a $45,748 tax benefit from a legal entity restructuring in connection with the Organizational Realignment (as defined below), which resulted in a reversal of certain deferred tax liabilities, and (ii) a $4,450 tax benefit related to FDII. These benefits were partially offset by (i) a $27,108 tax expense from a valuation allowance established to offset certain deferred tax assets due to the uncertainty of realizing future tax benefits from its interest expense carryforwards, (ii) a $2,245 tax expense related to income earned in foreign jurisdictions at rates higher than the U.S., and (iii) a $1,732 tax expense related to share-based awards.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	4.6%	12.8%	3.8%
Research and development credit	0.4%	3.0%	0.4%
Tax windfall/shortfall on share-based awards	(1.5%)	(0.9%)	(0.5%)
Tax rate changes	0.0%	(0.1%)	0.3%
Executive compensation limitation	(0.4%)	(1.4%)	(0.2%)
FDII	1.2%	3.6%	1.2%
Change in valuation allowance	(25.4%)	(72.8%)	(7.1%)
Impact of foreign operations	(0.3%)	(16.5%)	(1.6%)
Reversal of certain deferred tax liabilities	0.0%	0.0%	12.5%
Nondeductible costs	0.0%	(1.3%)	0.0%
Other	0.2%	0.1%	0.2%
Total effective tax rate	(0.2%)	(52.5%)	30.0%

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	December 28, 2024	December 30, 2023
Interest expense disallowance	$101,563	$76,350
Operating lease liabilities	13,672	16,174
Operating loss carryforwards	11,703	12,446
Provision for estimated expenses	2,916	3,657
Salaries and wages	8,904	13,489
Share-based compensation	9,553	14,920
Other comprehensive income	6,995	3,833
Capitalized research and development expenses	34,767	—
Other	12,045	4,287
Less: valuation allowance	(178,451)	(89,801)
Total deferred tax assets	$23,667	$55,355
Goodwill and intangible assets	$(663)	$(47,323)
Operating lease assets	(10,941)	(13,285)
Depreciation	(9,000)	(12,749)
Termination fee	—	(3,408)
Prepaid expenses	(1,289)	(900)
Total deferred tax liabilities	$(21,893)	$(77,665)
Net deferred tax assets (liabilities)	$1,774	$(22,310)

As of December 28, 2024 and December 30, 2023, the Company had primarily foreign and state net operating loss carryforwards of approximately $110,471 and $107,415, respectively, some of which have an unlimited carryforward period, while others expire in various years beginning in fiscal 2025. The Company maintains a full valuation allowance on its state and certain foreign net operating loss carryforwards as it is deemed more likely than not that such losses will not be realized. In fiscal 2022, the Company established a $27,108 valuation allowance on its business interest expense carryforwards. In fiscal 2023, the Company increased the valuation allowance on its business interest expense carryforwards by $20,268 and established a $30,331 valuation allowance on its remaining U.S. deferred tax assets. As of December 28, 2024, the Company recorded an additional $88,650 valuation allowance on its U.S. deferred tax assets.

The Company does not assert its $114,545 of undistributed foreign earnings as of December 28, 2024 are permanently reinvested. The Company has considered whether there would be any potential future costs of not asserting indefinite reinvestment and does not expect such costs to be significant.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Balance at beginning of year	$613	$611	$1,055
Increases related to tax positions taken in current year	—	—	145
Increases related to tax positions taken in prior years	—	9	8
Reductions related to tax positions taken in prior years	—	(9)	(95)
Reductions related to settlements with tax authorities	—	—	(273)
Reductions related to lapse of statutes of limitations	(99)	—	(206)
Effects of foreign currency translation	(6)	2	(23)
Balance at end of year	$508	$613	$611

At December 28, 2024, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $424.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At December 28, 2024, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years prior to fiscal 2020, or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal 2017.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $33 and $83 of accrued interest and penalties at December 28, 2024 and December 30, 2023, respectively. The Company recognized $(50), $0 and $(60) of income tax expense in interest and penalties during the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. It is reasonably possible that within the next twelve months the Company’s unrecognized tax benefits could change due to the resolution of open tax matters, which would reduce unrecognized tax benefits by $120.

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

14.
Employee Benefit Plans

The Company sponsors the WW Savings Plan (the “Savings Plan”) for salaried and certain hourly U.S. employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 50% of the employee’s tax deferred contributions up to 6% of an employee’s eligible compensation for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022. Expense related to these contributions for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $2,462, $3,227 and $2,564, respectively.

The Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also made profit sharing contributions for all full-time salaried U.S. employees who were eligible to participate in the Savings Plan (except for certain personnel above a determined compensation level). The profit sharing contribution was a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also had a discretionary supplemental profit sharing employer contribution component that was determined annually by the Compensation Committee. Effective as of March 6, 2022, the Company suspended profit sharing contributions. Expense related to these contributions for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $0, $0 and $179, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For certain U.S. personnel above a determined compensation level, the Company sponsors the Second Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provided for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP also had a discretionary supplemental employer contribution component that was determined annually by the Compensation Committee. Effective as of March 6, 2022, the Company suspended EPSP contributions.

Although the Company suspended EPSP contributions, EPSP balances continue to accrue interest. The EPSP is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $631, $1,005 and $929, respectively.

15.
Cash Flow Information

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Net cash paid during the year for:
Interest	$96,844	$91,614	$76,216
Income taxes (1)	$11,499	$30,908	$25,815
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with acquisitions	$—	$7,256	$240
Capital expenditures and capitalized software included in accounts payable and accrued expenses	$75	$802	$1,466
Common stock issued in connection with acquisition of Sequence	$—	$32,943	$—

(1)
Fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 include tax refunds received of $15,421, $7,054 and $5,109, respectively.

See Note 4 for disclosures on supplemental cash flow information related to leases.

The following table presents the Company’s cash and cash equivalents and restricted cash by balance sheet location at December 28, 2024 and December 30, 2023:

	December 28, 2024	December 30, 2023
Cash and cash equivalents	$53,024	$109,366
Restricted cash included in “Prepaid expenses and other current assets”	3,003	—
Restricted cash included in “Other noncurrent assets”	493	—
Total cash and cash equivalents and restricted cash	$56,520	$109,366

The Company’s restricted cash as of December 28, 2024 consists solely of cash held in an escrow account in connection with a foreign entity’s restructuring payments.
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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Commitments

Minimum commitments under non-cancelable purchase obligations at December 28, 2024 were $13,726, of which $9,483 is due in fiscal 2025, $1,981 is due in fiscal 2026, $1,696 is due in fiscal 2027, and the remaining $566 is due in fiscal 2028. See Note 4 for disclosures related to minimum commitments under lease obligations for the Company’s studios and corporate offices.

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

The Company operates as one operating segment. The Company's chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating income and net income to assess financial performance and allocate resources. Significant expenses within operating income, as well as within net income, include cost of revenues, marketing expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations. Other segment items within net income include interest expense, other (income) expense, net, and provision for (benefit from) income taxes.

The following tables present information about the Company’s revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of U.S. export sales.

	Revenues, net
	for the Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
United States	$541,973	$604,441	$682,428
Germany	82,649	97,085	116,452
Other	161,299	188,025	240,955
	$785,921	$889,551	$1,039,835

	Long-Lived Assets (1)
	December 28, 2024	December 30, 2023
United States	$15,037	$18,171
Germany	257	418
Other	504	1,152
	$15,798	$19,741

(1)
Amounts include finance lease assets

	Operating Lease Assets
	December 28, 2024	December 30, 2023
United States	$39,939	$48,870
Germany	130	446
Other	1,978	2,956
	$42,047	$52,272

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt agreements as of December 28, 2024. The Company’s significant financial instruments included long-term debt and interest rate swap agreements as of December 30, 2023. Since there were no outstanding borrowings under the Revolving Credit Facility as of December 28, 2024 and December 30, 2023, the fair value approximated a carrying value of $0 at both December 28, 2024 and December 30, 2023.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of December 28, 2024 and December 30, 2023, the fair value of the Company’s long-term debt was approximately $320,174 and $996,429, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,430,643 and $1,426,464, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments were determined using observable current market information such as the prevailing Term SOFR interest rate and Term SOFR yield curve rates and included consideration of counterparty credit risk. See Note 19 for disclosures related to the Company’s use of derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps current asset at December 28, 2024	$—	$—	$—	$—
Interest rate swaps current asset at December 30, 2023	$3,555	$—	$3,555	$—

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the fiscal years ended December 28, 2024 and December 30, 2023.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As of December 28, 2024, due to the termination of the interest rate swaps on March 31, 2024 as discussed below, the Company did not have any interest rate swaps in effect. As of December 30, 2023, the Company had in effect interest rate swaps with an aggregate notional amount totaling $500,000.

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

As of December 28, 2024, there was no cumulative unrealized gain for qualifying hedges reported as a component of accumulated other comprehensive loss. As of December 30, 2023, the cumulative unrealized gain for qualifying hedges was reported as a component of accumulated other comprehensive loss in the amount of $2,716 ($3,474 before taxes).

The following table presents the aggregate fair value of the Company’s derivative financial instruments by balance sheet classification and location:

			Fair Value
	Balance Sheet Classification	Balance Sheet Location	December 28, 2024	December 30, 2023
Assets:
Interest rate swaps	Current asset	Prepaid expenses and other current assets	$—	$3,555
Total assets			$—	$3,555

20.
Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Fiscal Year Ended December 28, 2024
	Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 30, 2023	$2,716	$(14,016)	$(11,300)
Other comprehensive loss before reclassifications, net of tax	(66)	(11,816)	(11,882)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(2,650)	—	(2,650)
Net current period other comprehensive loss	$(2,716)	$(11,816)	$(14,532)
Ending balance at December 28, 2024	$—	$(25,832)	$(25,832)

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

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (1)

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Income is Presented
Gain (Loss) on Qualifying Hedges
Interest rate contracts	$3,545	$12,980	$(3,090)	Interest expense
	3,545	12,980	(3,090)	Loss before income taxes
	(895)	(3,242)	774	Provision for (benefit from) income taxes
	$2,650	$9,738	$(2,316)	Net loss

(1)
Amounts in parentheses indicate debits to profit/loss

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

21.
Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 also improves the effectiveness and comparability of income tax disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. The effective date of the new guidance for public companies is for annual periods beginning after December 15, 2024. Early adoption is permitted. The new guidance should be applied prospectively, although retrospective application is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and related disclosures, including the adoption date and transition method.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”, which requires the disaggregation of certain expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and related disclosures, including the adoption date and transition method.

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $292, $574 and $861 for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at December 28, 2024 and December 30, 2023 was $13 and $0, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

23.
Restructuring

2024 Plan

As previously disclosed, in the third quarter of fiscal 2024, in connection with the strategic streamlining of its operational structure to optimize its clinical and behavioral product portfolio and its cost-savings initiative, the Company committed to a plan of reduction in force that has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide (the “2024 Plan”). Refer to the tables below for the total restructuring charges under the 2024 Plan recorded for the fiscal year ended December 28, 2024. The cumulative amount incurred as of December 28, 2024 related to the aggregate 2024 Plan is $17,043. The Company expects the 2024 Plan to be fully executed by the end of fiscal 2025.

For the fiscal year ended December 28, 2024, the components of the Company’s restructuring charges for the 2024 Plan were as follows:

Fiscal Year Ended
December 28, 2024
Cash restructuring charges:
Employee termination benefit costs	$15,734
Lease termination costs	168
Other cash restructuring charges	1,141
Total restructuring charges	$17,043

For the fiscal year ended December 28, 2024, restructuring charges for the 2024 Plan were recorded in the Company’s consolidated statements of operations as follows:

Fiscal Year Ended
December 28, 2024
Cost of revenues	$2,497
Selling, general and administrative expenses	14,546
Total restructuring charges	$17,043

All expenses were recorded to general corporate expenses.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Employee termination benefit costs	Lease termination costs	Other cash restructuring charges	Total
Balance as of December 30, 2023	$—	$—	$—	$—
Charges	15,520	168	1,141	16,829
Payments	(8,590)	—	(1,141)	(9,731)
Change in estimate	214	—	—	214
Balance as of December 28, 2024	$7,144	$168	$—	$7,312

As of December 28, 2024, the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2027.

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

The Company committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). Refer to the tables below for the total restructuring charges under the 2023 Plan recorded for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022. The cumulative amount incurred as of December 28, 2024 related to the aggregate 2023 Plan is $72,473.

The Organizational Restructuring has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide. Refer to the tables below for the employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan recorded for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022. The cumulative amount incurred as of December 28, 2024 for the aggregate employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan is $40,950.

Refer to the tables below for the lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan recorded for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, as applicable. The cumulative amount incurred as of December 28, 2024 for the aggregate lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan is $12,789 and $9,914, respectively.

Refer to the tables below for the other cash restructuring charges and other non-cash restructuring charges under the 2023 Plan recorded for the fiscal years ended December 28, 2024 and December 30, 2023. The cumulative amount incurred as of December 28, 2024 for the aggregate other cash restructuring charges and total non-cash restructuring charges under the 2023 Plan is $2,158 and $6,662, respectively.

For the fiscal year ended December 28, 2024, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

Fiscal Year Ended
December 28, 2024
Cash restructuring charges:
Real Estate Restructuring - Lease termination costs	$(135)
Real Estate Restructuring - Employee termination benefit costs	2,438
Organizational Restructuring - Employee termination benefit costs	2,213
Other cash restructuring charges	581
Total cash restructuring charges	$5,097
Non-cash restructuring charges	25
Total restructuring charges	$5,122

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the fiscal year ended December 28, 2024, restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

Fiscal Year Ended
December 28, 2024
Cost of revenues	$2,510
Selling, general and administrative expenses	2,612
Total restructuring charges	$5,122

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Real Estate Restructuring -	Real Estate Restructuring -	Organizational Restructuring -
	Lease termination costs	Employee termination benefit costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of December 31, 2022	$—	$1,798	$11,810	$—	$13,608
Charges	12,924	5,678	26,927	1,577	47,106
Payments	(12,768)	(4,813)	(15,142)	(1,233)	(33,956)
Balance as of December 30, 2023	$156	$2,663	$23,595	$344	$26,758
Charges	—	2,363	2,547	581	5,491
Payments	(21)	(1,835)	(19,342)	(925)	(22,123)
Change in estimate	(135)	75	(334)	—	(394)
Balance as of December 28, 2024	$—	$3,266	$6,466	$—	$9,732

As of December 28, 2024, the Company expects the remaining employee termination benefit liability related to the Real Estate Restructuring and the remaining employee termination benefit liability related to the Organizational Restructuring to be paid in full by the end of fiscal 2026.

2022 Plan

As previously disclosed, in the second quarter of fiscal 2022, the Company committed to a restructuring plan consisting of (i) an organizational realignment to simplify the Company’s corporate structure and reduce associated costs (the “Organizational Realignment”) and (ii) a continued rationalization of its real estate portfolio resulting in the termination of certain of the Company’s operating leases (together with the Organizational Realignment, the “2022 Plan”). The Organizational Realignment has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. Refer to the tables below for the total restructuring charges under the 2022 Plan recorded for the fiscal year ended December 31, 2022. The cumulative amount incurred as of December 28, 2024 related to the aggregate 2022 Plan is $28,324.

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

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Lease termination costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of January 1, 2022	$—	$—	$—	$—
Charges	2,424	19,170	995	22,589
Payments	(1,877)	(10,909)	—	(12,786)
Balance as of December 31, 2022	$547	$8,261	$995	$9,803
Payments	(122)	(8,880)	(995)	(9,997)
Change in estimate	(425)	1,560	—	1,135
Balance as of December 30, 2023	$—	$941	$—	$941
Payments	—	(949)	—	(949)
Change in estimate	—	8	—	8
Balance as of December 28, 2024	$—	$—	$—	$—

24.
Subsequent Event

On January 2, 2025 and January 31, 2025, the Company borrowed approximately $50,000 and $121,341, respectively, under the Revolving Credit Facility. These borrowings under the Revolving Credit Facility were incurred to provide financial flexibility.

As of February 28, 2025, the aggregate principal amount of borrowings under the Revolving Credit Facility was $175,000, including approximately $3,659 of undrawn letters of credit under the Revolving Credit Facility, which represents the full amount available under the Revolving Credit Facility.

On February 26, 2025, in connection with the Board’s appointment of Tara Comonte as permanent President and Chief Executive Officer of the Company, the Board approved entry into an employment agreement (the “Employment Agreement”) with Ms. Comonte. Pursuant to the Employment Agreement, Ms. Comonte will receive a cash award of $4,500 payable as soon as practicable following entry into the Employment Agreement. This award is in lieu of any annual cash bonus with respect to fiscal 2025 or any long-term incentive award in 2025. The award is subject to repayment by Ms. Comonte if prior to the earlier of (i) January 31, 2026 and (ii) 60 days following the consummation of a Change in Control, she is terminated by the Company for Cause, she resigns other than for Modified Good Reason prior to a Change in Control or she resigns other than for Good Reason following a Change in Control (as such terms are defined in the Employment Agreement). If, during the term of the Employment Agreement, Ms. Comonte’s employment is terminated (i) by the Company without Cause, (ii) due to a resignation for Modified Good Reason prior to a Change in Control or (iii) due to a resignation for Good Reason following a Change in Control, subject to her execution of a release and compliance with the restrictive covenants to which she is subject she will not be subject to repayment of the award described above.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other	Deductions	End
	of Period	Expenses	Accounts	(1)	of Period
FISCAL YEAR ENDED DECEMBER 28, 2024
Allowance for credit losses	$1,041	$17,205	$—	$(15,080)	$3,166
Inventory and other reserves	$8,888	$72	$—	$(5,028)	$3,932
Tax valuation allowance	$89,801	$83,431	$6,068	$(849)	$178,451

FISCAL YEAR ENDED DECEMBER 30, 2023
Allowance for credit losses	$976	$1,306	$—	$(1,241)	$1,041
Inventory and other reserves	$6,468	$7,350	$—	$(4,930)	$8,888
Tax valuation allowance	$35,818	$53,946	$110	$(73)	$89,801

FISCAL YEAR ENDED DECEMBER 31, 2022
Allowance for credit losses	$1,726	$(460)	$—	$(290)	$976
Inventory and other reserves	$7,141	$6,796	$—	$(7,469)	$6,468
Tax valuation allowance	$10,083	$27,871	$(143)	$(1,993)	$35,818

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

†**10.10

2018 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, as filed on August 7, 2018 (File No. 001-16769), and incorporated herein by reference).

†**10.11

2020 Form of Term Sheet for Employee Stock Option Awards and 2020 Form of Terms and Conditions for Employee Stock Option Awards (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, as filed on August 4, 2020 (File No. 001-16769), and incorporated herein by reference).

†**10.12

Form of Term Sheet for Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Former Chief Executive Officer Initial Equity Award—Stock Incentive Plan Award) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**10.13

Form of Term Sheet for Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Former Chief Executive Officer Initial Equity Award—Inducement Grant Award) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**10.14

Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Former Chief Executive Officer Initial Equity Award) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**10.15

2023 Form of Term Sheet for Employee Performance Stock Unit Awards and 2023 Form of Terms and Conditions for Employee Performance Stock Unit Awards (Former Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, as filed on August 3, 2023 (File No. 001-16769), and incorporated herein by reference).

†**10.16

2023 Form of Term Sheet for Employee Performance Stock Unit Awards and 2023 Form of Terms and Conditions for Employee Performance Stock Unit Awards (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, as filed on August 3, 2023 (File No. 001-16769), and incorporated herein by reference).

†**10.17

Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Former Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2023, as filed on August 3, 2023 (File No. 001-16769), and incorporated herein by reference).

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

†**10.19

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

†**10.21

Employment Agreement, dated as of February 23, 2022, by and between WW International, Inc. and Sima Sistani (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 24, 2022 (File No. 001-16769), and incorporated herein by reference).

†**10.22

Letter Agreement regarding separation matters, dated September 27, 2024, by and between WW International, Inc. and Sima Sistani (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2024, as filed on November 6, 2024 (File No. 001-16769), and incorporated herein by reference).

†**10.23

Letter Agreement, dated September 27, 2024, by and between WW International, Inc. and Tara Comonte (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2024, as filed on November 6, 2024 (File No. 001-16769), and incorporated herein by reference).

†**10.24

Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (President and Chief Executive Officer Equity Award), dated September 27, 2024, by and between WW International, Inc. and Tara Comonte (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2024, as filed on November 6, 2024 (File No. 001-16769), and incorporated herein by reference).

†**10.25

Employment Agreement, dated May 1, 2023, by and between WW Canada, ULC and Heather Stark (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 4, 2023 (File No. 001-16769), and incorporated herein by reference).

†*10.26	Letter Agreement and Release, dated November 26, 2024, by and between WW Canada, ULC and Heather Stark.

**10.27

Share Purchase Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (“Share Purchase Agreement”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

**10.28

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

**10.31

First Amendment of Strategic Collaboration Agreement, dated as of December 15, 2019, between WW International, Inc. and Oprah Winfrey (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 16, 2019 (File No. 001-16769), and incorporated herein by reference).

†**10.32

Option Agreement, dated December 15, 2019, between WW International, Inc. and Oprah Winfrey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on December 16, 2019 (File No. 001-16769), and incorporated herein by reference).

*19.1	WW International, Inc. Amended and Restated Securities Trading Policy effective as of December 16, 2024.

*21.1	Subsidiaries of WW International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by Tara Comonte, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Felicia DellaFortuna, Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**97.1

WW International, Inc. Incentive Compensation Clawback Policy (as adopted on November 2, 2023 pursuant to Nasdaq Rule 5608) (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed on February 28, 2024 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

*Exhibit 104	The cover page from WW International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

† Represents a management arrangement or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: February 28, 2025	By:	/S/ TARA COMONTE
Tara Comonte
President and Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2025	By:	/S/ TARA COMONTE
Tara Comonte
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 28, 2025	By:	/S/ FELICIA DELLAFORTUNA
Felicia DellaFortuna
Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2025	By:	/S/ NICOLE HAAG
Nicole Haag
Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)

Date: February 28, 2025	By:	/S/ THILO SEMMELBAUER
Thilo Semmelbauer
Director

Date: February 28, 2025	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: February 28, 2025	By:	/S/ JULIE BORNSTEIN
Julie Bornstein
Director

Date: February 28, 2025	By:	/S/ TRACEY D. BROWN
Tracey D. Brown
Director

Date: February 28, 2025	By:	/S/ DENIS F. KELLY
Denis F. Kelly
Director

Date: February 28, 2025	By:	/S/ WILLIAM H. SHRANK
William H. Shrank
Director