Form 10-Q
period 2025-03-29
WW INTERNATIONAL, INC.
filed 2025-05-06
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

The number of shares of common stock outstanding as of April 29, 2025 was 80,280,308.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	March 29,	December 28,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$236,346	$53,024
Receivables (net of allowances: March 29, 2025 - $3,261 and December 28, 2024 - $3,166)	13,812	14,428
Prepaid income taxes	4,446	11,676
Prepaid marketing and advertising	1,320	4,969
Prepaid expenses and other current assets	25,328	18,551
TOTAL CURRENT ASSETS	281,252	102,648
Property and equipment, net	14,670	15,798
Operating lease assets	39,786	42,047
Franchise rights acquired	43,529	71,131
Goodwill	240,283	239,583
Other intangible assets, net	41,903	44,631
Deferred income taxes	18,201	16,686
Other noncurrent assets	17,249	17,752
TOTAL ASSETS	$696,873	$550,276
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year, net	$1,603,029	$—
Portion of operating lease liabilities due within one year	7,387	8,168
Accounts payable	37,349	17,803
Salaries and wages payable	47,856	53,143
Accrued marketing and advertising	11,862	12,805
Accrued interest	24,789	11,322
Deferred acquisition payable	15,950	15,503
Other accrued liabilities	22,772	20,593
Income taxes payable	18,681	2,339
Deferred revenue	31,928	31,655
TOTAL CURRENT LIABILITIES	1,821,603	173,331
Long-term debt, net	—	1,430,643
Long-term operating lease liabilities	42,587	44,322
Deferred income taxes	13,994	14,762
Other noncurrent liabilities	1,612	1,590
TOTAL LIABILITIES	1,879,796	1,664,648
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 130,048 shares issued at March 29, 2025 and 130,048 shares issued at December 28, 2024	0	0
Treasury stock, at cost, 49,788 shares at March 29, 2025 and 49,997 shares at December 28, 2024	(3,015,138)	(3,024,710)
Retained earnings	1,854,785	1,936,170
Accumulated other comprehensive loss	(22,570)	(25,832)
TOTAL DEFICIT	(1,182,923)	(1,114,372)
TOTAL LIABILITIES AND TOTAL DEFICIT	$696,873	$550,276

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Subscription revenues, net	$185,180	$204,056
Other revenues, net	1,391	2,492
Revenues, net	186,571	206,548
Cost of subscription revenues	53,587	67,816
Cost of other revenues	108	932
Cost of revenues	53,695	68,748
Gross profit	132,876	137,800
Marketing expenses	78,778	90,162
Selling, general and administrative expenses	46,750	58,982
Franchise rights acquired impairments	27,549	257,988
Operating loss	(20,201)	(269,332)
Interest expense	27,603	24,727
Other expense (income), net	2,206	(1,605)
Loss before income taxes	(50,010)	(292,454)
Provision for income taxes	22,575	55,448
Net loss	$(72,585)	$(347,902)
Net loss per share
Basic	$(0.91)	$(4.39)
Diluted	$(0.91)	$(4.39)
Weighted average common shares outstanding
Basic	80,129	79,208
Diluted	80,129	79,208

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Net loss	$(72,585)	$(347,902)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,262	(3,888)
Income tax benefit on foreign currency translation loss	—	985
Foreign currency translation gain (loss), net of taxes	3,262	(2,903)
Loss on derivatives	—	(3,473)
Income tax benefit on loss on derivatives	—	757
Loss on derivatives, net of taxes	—	(2,716)
Total other comprehensive income (loss)	3,262	(5,619)
Comprehensive loss	$(69,323)	$(353,521)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Deficit

(IN THOUSANDS)

Three Months Ended March 29, 2025					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 28, 2024	130,048	$0	49,997	$(3,024,710)	$(25,832)	$1,936,170	$(1,114,372)
Comprehensive (loss) income	—	—	—	—	3,262	(72,585)	(69,323)
Issuance of treasury stock under stock plans	—	—	(209)	9,572	—	(9,660)	(88)
Compensation expense on share-based awards	—	—	—	—	—	860	860
Balance at March 29, 2025	130,048	$0	49,788	$(3,015,138)	$(22,570)	$1,854,785	$(1,182,923)

Three Months Ended March 30, 2024					Accumulated
					Other
	Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 30, 2023	130,048	$0	50,859	$(3,064,628)	$(11,300)	$2,314,834	$(761,094)
Comprehensive loss	—	—	—	—	(5,619)	(347,902)	(353,521)
Issuance of treasury stock under stock plans	—	—	(56)	2,623	—	(2,709)	(86)
Compensation expense on share-based awards	—	—	—	—	—	2,402	2,402
Balance at March 30, 2024	130,048	$0	50,803	$(3,062,005)	$(16,919)	$1,966,625	$(1,112,299)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Operating activities:
Net loss	$(72,585)	$(347,902)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	6,914	10,403
Amortization of deferred financing costs and debt discount	1,254	1,254
Impairment of franchise rights acquired	27,549	257,988
Impairment of intangible and long-lived assets	94	24
Share-based compensation expense	860	2,402
Deferred tax benefit	(2,529)	(18,244)
Allowance for doubtful accounts	84	1,427
Reserve for inventory obsolescence	(8)	85
Foreign currency exchange rate loss (gain)	2,238	(1,304)
Changes in cash due to:
Receivables	761	5,118
Inventories	8	79
Prepaid expenses	5,946	13,882
Accounts payable	19,435	4,130
Accrued liabilities	8,785	(26,393)
Deferred revenue	(154)	2,321
Other long term assets and liabilities, net	(107)	(1,796)
Income taxes	16,453	60,491
Cash provided by (used for) operating activities	14,998	(36,035)
Investing activities:
Capital expenditures	(5)	(476)
Capitalized software and website development expenditures	(3,170)	(4,333)
Other items, net	—	(1)
Cash used for investing activities	(3,175)	(4,810)
Financing activities:
Borrowings on revolving credit facility	171,341	—
Taxes paid related to net share settlement of equity awards	(93)	(114)
Cash paid for acquisitions	—	(500)
Other items, net	—	(2)
Cash provided by (used for) financing activities	171,248	(616)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,529	(1,290)
Net increase (decrease) in cash and cash equivalents and restricted cash	184,600	(42,751)
Cash and cash equivalents and restricted cash, beginning of period	56,520	109,366
Cash and cash equivalents and restricted cash, end of period	$241,120	$66,615

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc., all of its subsidiaries and the variable interest entities of which WW International, Inc. is the primary beneficiary. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital product offerings. The Company’s “Workshops + Digital” business refers to providing subscriptions for unlimited access to the Company’s workshops combined with the Company’s digital subscription product offerings. The Company’s “Clinical” business refers to providing subscriptions to the Company’s clinical product offerings provided by WeightWatchers Clinic (formerly referred to as Sequence) combined with the Company’s digital subscription product offerings and unlimited access to the Company’s workshops. The Company also refers to its Workshops + Digital business and Digital business collectively as its “Behavioral” business.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and assumptions. While all available information has been considered, actual amounts could differ from those estimates. These estimates and assumptions may change as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity. The consolidated financial statements include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments, including those of a normal recurring nature, necessary for a fair statement of the interim results presented.

As previously disclosed, effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, the Company’s reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance. See Note 11 for disclosures related to segments.

Prior period amounts have been reclassified to conform with the current period presentation.

These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2024 filed on February 28, 2025, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

Liquidity and Going Concern

The Company has experienced significant disruption and competitive pressures, including shifts in consumer behavior in the weight loss category, a rapid proliferation of GLP-1 and other medications available as weight-loss options, and significantly increased competition from new entrants. These factors have negatively impacted the Company’s Behavioral business. While the Clinical business is growing, it has not yet been able to offset the declines in the Behavioral business, resulting in decreased revenue overall and decreased cash flows from operations. The Company’s management has continued to execute certain cost-savings initiatives, including the Company’s previously disclosed restructuring plans, to proactively manage the Company’s liquidity.

The Company has recurring net losses. During the three months ended March 29, 2025, the Company recorded an operating loss of $20,201 and a net loss of $72,585. Operating loss included $27,549 of franchise rights acquired impairments that were non-cash. The Company’s revenues decreased from $206,548 for the three months ended March 30, 2024 to $186,571 for the three months ended March 29, 2025. Cash provided by operating activities for the three months ended March 29, 2025 was $14,998, which reflected outflows of $13,693 for interest payments and $4,545 for severance payments. The Company had a total deficit of $1,182,923 at March 29, 2025.

The Company’s principal sources of liquidity are cash and cash equivalents, cash flows from operations and proceeds from the January 2025 borrowings under the Revolving Credit Facility (as defined below). The Company’s primary cash needs for the twelve months following the issuance date of the financial statements (the “issuance date”) are funding its operations and global strategic initiatives, meeting debt service requirements and other financing commitments. The Company had unrestricted cash on hand of $236,346 at March 29, 2025 (of which $39,064 is maintained at foreign subsidiaries).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At March 29, 2025, the Company had outstanding $1,616,341 of total debt, consisting of borrowings under the Term Loan Facility (as defined below) of $945,000 with a stated maturity of April 13, 2028, $500,000 in aggregate principal amount of Senior Secured Notes (as defined below) with a stated maturity of April 15, 2029, and $171,341 of borrowings under the Revolving Credit Facility with a stated maturity of April 13, 2026.

In order to provide flexibility in assessing strategic options and to create financial flexibility, the Company increased its outstanding debt by borrowing $50,000 and $121,341 on January 2, 2025 and January 31, 2025, respectively, under its Revolving Credit Facility, currently at an interest rate of approximately 7.3%. As a result of these drawdowns and $3,659 outstanding letters of credit, the Company has no availability for future borrowings under its Revolving Credit Facility. At the filing of the fiscal 2024 Form 10-K, the Company had the intent and ability to remain in compliance with its obligations under its debt agreements.

During March 2025, the Company commenced substantive discussions with an ad hoc group of its lenders and noteholders with the aim of restructuring the Company’s debt in advance of the scheduled maturity dates and materially reducing the aggregate principal amount and corresponding interest payments. The goal of these discussions was to restructure the Company’s debt to allow increased operating cash flow for funding its operations and strategic initiatives. As a result of the negotiations with the ad hoc lender group, the Company reevaluated its intent to repay a portion of the Revolving Credit Facility.

If the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility, inclusive of outstanding letters of credit, as of any fiscal quarter end exceeds 35%, or $61,250, of the amount of the aggregate commitments under the Revolving Credit Facility, the Company is required to be in compliance with a Consolidated First Lien Leverage Ratio not to exceed 5.25:1.00 through and including the first fiscal quarter of 2025 and not to exceed 5.00:1.00 thereafter. The Company’s Consolidated First Lien Leverage Ratio as of March 29, 2025 was 7.37:1.00. Although the Company had the ability to reduce its borrowings under the Revolving Credit Facility, the Company did not reduce its borrowings under the Revolving Credit Facility to $61,250 as of March 29, 2025 as previously intended. Accordingly, the Company expects an Event of Default, as defined under the Revolving Credit Facility, to occur upon the delivery of the next compliance certificate, due on May 13, 2025, and the expiration of the applicable cure period, which is to occur on or before June 4, 2025. The Company has not requested and does not currently expect to receive a waiver and, as a result, the maturity of borrowings under the Revolving Credit Facility could be accelerated by the Revolving Credit Facility lenders as a result of the anticipated Event of Default.

If the Revolving Credit Facility maturity is accelerated as a result of the anticipated Event of Default, the Term Loan Facility and Senior Secured Notes may be accelerated as the Term Loan Facility and Senior Secured Notes contain cross-default and/or cross-acceleration provisions. Based on the potential acceleration of the Revolving Credit Facility, the Term Loan Facility, and Senior Secured Notes, all outstanding borrowings under the Revolving Credit Facility, the Term Loan Facility, and Senior Secured Notes have been classified as current liabilities at March 29, 2025.

The Company’s ability to meet its debt service requirements may be impacted by the anticipated Event of Default, as defined under the Revolving Credit Facility, which may result in acceleration of all of its indebtedness upon the delivery of the next compliance certificate, due on May 13, 2025, and the expiration of the applicable cure period, which is to occur on or before June 4, 2025. The Company has been engaged in substantive discussions with an ad hoc group of its lenders and noteholders representing a portion of the Term Loan Facility and Senior Secured Notes lenders and noteholders, including the negotiation of a potential restructuring support agreement. The Company currently expects that these discussions will result in a prepackaged bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code by WW International, Inc. and certain of its subsidiaries, which the Company anticipates will occur imminently. A bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code would constitute an Event of Default under the Revolving Credit Facility, Term Loan Facility and Senior Secured Notes. There is no assurance that a prepackaged bankruptcy filing will be successful in restructuring the Company’s outstanding debt.

Given the anticipated Event of Default under the Revolving Credit Facility, the potential cross defaults under the Company’s Term Loan Facility and Senior Secured Notes and/or an Event of Default under the Revolving Credit Facility, Term Loan Facility and Senior Secured Notes as a result of a bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code and the inherent uncertainties associated with the Company’s discussions with lenders and noteholders, any resolution through a restructuring support agreement and bankruptcy process is uncertain and beyond management’s control. Therefore, management has concluded that as of March 29, 2025 there is substantial doubt about the Company’s ability to continue as a going concern and management’s plans at this stage do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

2.
Accounting Standards Adopted in Current Year

There were no new accounting standards adopted during the three months ended March 29, 2025.

3.
Leases

At March 29, 2025 and December 28, 2024, the Company’s lease assets and lease liabilities for its studios and corporate offices were as follows:

	March 29, 2025	December 28, 2024
Assets:
Operating leases	$39,786	$42,047
Total lease assets	$39,786	$42,047

Liabilities:
Current
Operating leases	$7,387	$8,168
Noncurrent
Operating leases	42,587	44,322
Total lease liabilities	$49,974	$52,490

For the three months ended March 29, 2025 and March 30, 2024, the components of the Company’s lease expense were as follows:

	Three Months Ended
	March 29,	March 30,
	2025	2024
Operating lease cost:
Fixed lease cost	$3,459	$3,983
Lease termination benefit	—	(156)
Variable lease cost	2	14
Total operating lease cost	$3,461	$3,841
Finance lease cost:
Amortization of leased assets	—	2
Interest on lease liabilities	—	0
Total finance lease cost	$—	$2
Total lease cost	$3,461	$3,843

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023. The Company recorded $1,119 and $912 of sublease income for the three months ended March 29, 2025 and March 30, 2024, respectively, as an offset to general and administrative expenses.

At March 29, 2025 and December 28, 2024, the Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	March 29, 2025	December 28, 2024
Weighted Average Remaining Lease Term (years)
Operating leases	6.72	6.84

Weighted Average Discount Rate
Operating leases	7.73	7.68

The Company’s leases have remaining lease terms of 0 to 7 years with a weighted average lease term of 6.72 years as of March 29, 2025.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At March 29, 2025, the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

Operating Leases
Remainder of fiscal 2025	$8,402
Fiscal 2026	10,151
Fiscal 2027	9,312
Fiscal 2028	9,076
Fiscal 2029	8,965
Fiscal 2030	8,694
Thereafter	9,158
Total lease payments	$63,758
Less imputed interest	13,784
Present value of lease liabilities	$49,974

Supplemental cash flow information related to leases for the three months ended March 29, 2025 and March 30, 2024 were as follows:

	Three Months Ended
	March 29,	March 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,698	$3,964
Operating cash flows from finance leases	$—	$0
Financing cash flows from finance leases	$—	$2

Lease assets obtained in exchange for new operating lease liabilities	$171	$766
Lease assets modified in exchange for modified finance lease liabilities	$—	$(1)

4.
Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended
	March 29,	March 30,
	2025	2024
Digital Subscription Revenues	$120,431	$137,633
Workshops + Digital Subscription Revenues	35,292	47,671
Behavioral Subscription Revenues	$155,723	$185,304
Clinical Subscription Revenues	29,457	18,752
Subscription Revenues, net	$185,180	$204,056
Other Revenues, net	1,391	2,492
Revenues, net	$186,571	$206,548

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 28, 2024	$31,655	$93
Net increase during the period	273	16
Balance as of March 29, 2025	$31,928	$109

Balance as of December 30, 2023	$33,966	$165
Net increase (decrease) during the period	2,038	(21)
Balance as of March 30, 2024	$36,004	$144

Revenue recognized from amounts included in current deferred revenue as of December 28, 2024 was $22,675 for the three months ended March 29, 2025. Revenue recognized from amounts included in current deferred revenue as of December 30, 2023 was $27,915 for the three months ended March 30, 2024. The Company’s long-term deferred revenue, which is included in other liabilities on its consolidated balance sheets, represents revenue that will not be recognized during the next 12 months and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third-party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

5.
Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended March 29, 2025, the change in the carrying value of franchise rights acquired was due to the impairment of the United States unit of account as discussed below and the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005, Weekend Health Inc., doing business as Sequence, in 2023, and the Company’s franchised territories. For the three months ended March 29, 2025, the change in the carrying value of goodwill was due to the effect of exchange rate changes as follows:

Balance as of December 30, 2023	$243,441
Effect of exchange rate changes	(3,858)
Balance as of December 28, 2024	$239,583
Effect of exchange rate changes	700
Balance as of March 29, 2025	$240,283

Change in Goodwill Reporting Units

As discussed in Note 1, effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, the Company’s reportable segments changed to one reportable segment for the purpose of making operational and resource decisions and assessing financial performance. In connection with the Company’s change to one reportable segment, the Company’s operating segments also changed to one operating segment. As a result of this change to the Company’s operating segments, the Company reassessed its reporting units for the evaluation of goodwill during the first quarter of fiscal 2024.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Workshops + Digital business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book value of franchise rights acquired for the United States unit of account as of the March 29, 2025 balance sheet date was $41,078.

In its hypothetical start-up approach analysis for fiscal 2025, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In the Company’s relief from royalty approach analysis for fiscal 2025, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting units for purposes of assessing goodwill impairment to be the Behavioral and Clinical business lines. The net book values of goodwill for the Behavioral and Clinical reporting units as of the March 29, 2025 balance sheet date were $150,541 and $89,742, respectively.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

First Quarter Fiscal 2025 Indefinite-Lived Franchise Rights Acquired and Goodwill Interim Impairment Tests

The Company reviews indefinite-lived franchise rights acquired and goodwill for potential impairment on at least an annual basis or more often if events so require. During the quarter ended March 29, 2025, the Company identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred. These factors included the continued decline in the Company’s stock price and market capitalization, and actual business performance. As a result of this triggering event, the Company performed interim impairment tests for its franchise rights acquired unit of account and goodwill reporting units in the first quarter of fiscal 2025.

In performing the interim franchise rights acquired impairment test as of March 29, 2025, the Company determined that the carrying value of its United States indefinite-lived franchise rights acquired unit of account exceeded its respective fair value. Accordingly, the Company recorded an impairment charge for its United States unit of account of $27,549 in the first quarter of fiscal 2025. This impairment was driven primarily by the weighted average cost of capital used in this interim impairment test, reflecting market factors, including higher interest rates and the trading values of the Company’s equity and debt, and, to a lesser extent, business performance in the Behavioral business.

Based on the results of the interim franchise rights acquired impairment test as of March 29, 2025 performed for the Company’s United States unit of account, which held 100.0% of the Company’s indefinite-lived franchise rights acquired as of the March 29, 2025 balance sheet date, the estimated fair value of this unit of account was equal to its respective carrying value. Accordingly, a change in the underlying assumptions for the United States unit of account may change the results of the impairment assessment and, as such, could result in further impairment of the franchise rights acquired related to the United States, for which the net book value was $41,078 as of March 29, 2025.

Based on the results of the interim goodwill impairment test as of March 29, 2025 performed for the Company’s Behavioral reporting unit, which held 62.7% of the Company’s goodwill as of the March 29, 2025 balance sheet date, the estimated fair value of this reporting unit was at least 55% higher than the respective unit's carrying value and, therefore, no impairment existed. Based on the results of the interim goodwill impairment test as of March 29, 2025 performed for the Company’s Clinical reporting unit, which held 37.3% of the Company’s goodwill as of the March 29, 2025 balance sheet date, the estimated fair value of this reporting unit was at least 60% higher than the respective unit's carrying value and, therefore, no impairment existed.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of March 29, 2025 and December 28, 2024 were as follows:

	March 29, 2025		December 28, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software and website development costs	$221,964	$186,833	$255,822	$218,103
Trademarks	12,192	12,116	12,192	12,103
Other	13,558	6,862	13,537	6,714
Trademarks and other intangible assets	$247,714	$205,811	$281,551	$236,920
Franchise rights acquired	7,877	5,426	7,820	5,316
Total finite-lived intangible assets	$255,591	$211,237	$289,371	$242,236

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $5,950 and $9,290 for the three months ended March 29, 2025 and March 30, 2024, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2025	$17,174
Fiscal 2026	$14,062
Fiscal 2027	$5,401
Fiscal 2028	$1,254
Fiscal 2029	$704
Fiscal 2030	$704
Thereafter	$5,055

6.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	March 29, 2025				December 28, 2024
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$171,341	$—	$—	7.46%	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	3,326	6,894	8.48%	945,000	3,604	7,468	9.37%
Senior Secured Notes due April 15, 2029	500,000	3,092	—	4.63%	500,000	3,285	—	4.69%
Total	$1,616,341	$6,418	$6,894	7.17%	$1,445,000	$6,889	$7,468	7.74%
Less: Current portion	1,603,029				—
Unamortized deferred financing costs	6,418				6,889
Unamortized debt discount	6,894				7,468
Total long-term debt	$—				$1,430,643

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

On January 2, 2025 and January 31, 2025, the Company borrowed $50,000 and $121,341, respectively, under the Revolving Credit Facility. These borrowings under the Revolving Credit Facility were incurred in order to provide flexibility in assessing strategic options and to create financial flexibility.

As of March 29, 2025, the Company had $1,116,341 in an aggregate principal amount of loans outstanding under the Credit Facilities, with $0 of availability and $3,659 in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were $171,341 of borrowings outstanding under the Revolving Credit Facility as of March 29, 2025.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of March 29, 2025, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

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

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit (inclusive of outstanding letters of credit) under the Revolving Credit Facility as of any fiscal quarter end exceeds 35%, or $61,250, of the aggregate revolving commitments, the Company is required to be in compliance with a Consolidated First Lien Leverage Ratio not to exceed 5.25:1.00 through and including the first fiscal quarter of 2025 and not to exceed 5.00:1.00 thereafter. There were $171,341 of borrowings outstanding under the Revolving Credit Facility as of March 29, 2025. The Company’s Consolidated First Lien Leverage Ratio as of March 29, 2025 was 7.37:1.00. Accordingly, the Company expects an Event of Default, as defined under the Revolving Credit Facility, to occur upon the delivery of the next compliance certificate, due on May 13, 2025, and the expiration of the applicable cure period, which is to occur on or before June 4, 2025. If the Revolving Credit Facility is accelerated, the Term Loan Facility and Senior Secured Notes may be accelerated as the Term Loan Facility and Senior Secured Notes contain cross-default and/or cross-acceleration provisions.

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

Outstanding Debt

At March 29, 2025, the Company had $1,616,341 outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945,000, $171,341 drawn down on the Revolving Credit Facility and $500,000 in aggregate principal amount of Senior Secured Notes issued and outstanding.

At March 29, 2025 and December 28, 2024, the Company’s debt consisted of both fixed and variable-rate instruments. The Company has historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. At March 29, 2025, the Company did not have any interest rate swaps in effect. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 7.18% and 7.75% per annum at March 29, 2025 and December 28, 2024, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of any applicable interest rate swaps, was approximately 7.18% and 7.47% per annum at March 29, 2025 and December 28, 2024, respectively, based on interest rates on these dates.

7.
Per Share Data

Basic net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 29,	March 30,
	2025	2024
Numerator:
Net loss	$(72,585)	$(347,902)
Denominator:
Weighted average shares of common stock outstanding	80,129	79,208
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	80,129	79,208
Net loss per share
Basic	$(0.91)	$(4.39)
Diluted	$(0.91)	$(4.39)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 8,076 and 9,083 for the three months ended March 29, 2025 and March 30, 2024, respectively.

8.
Income Taxes

The Company’s effective tax rate for the three months ended March 29, 2025 was (45.1%) compared to (19.0%) for the three months ended March 30, 2024. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted full-year fiscal 2025 tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to the Company’s forecasted full-year pretax loss (albeit minimal), drove the unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to pretax loss for the three months ended March 29, 2025 resulted in an income tax expense of $22,575, which is mostly reflected in income taxes payable on the Company’s consolidated balance sheet and consolidated statement of cash flows.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the three months ended March 29, 2025, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by a tax expense related to the Base Erosion and Anti-Abuse Tax, partially offset by a tax benefit related to foreign-derived intangible income (“FDII”). The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduces a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on the first quarter of fiscal 2025. For the three months ended March 30, 2024, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to an increase in valuation allowance against U.S. deferred tax assets. In addition, the effective tax rate was impacted by a tax benefit related to FDII.

9.
Cash Flow Information

The following table presents the Company’s cash and cash equivalents and restricted cash by balance sheet location:

	March 29, 2025	December 28, 2024
Cash and cash equivalents	$236,346	$53,024
Restricted cash included in “Prepaid expenses and other current assets”	4,721	3,003
Restricted cash included in “Other noncurrent assets”	53	493
Total cash and cash equivalents and restricted cash	$241,120	$56,520

The Company’s restricted cash as of March 29, 2025 consisted of cash held in escrow accounts in connection with credit card processor payments and a foreign entity’s restructuring payments. The Company’s restricted cash as of December 28, 2024 consisted solely of cash held in an escrow account in connection with a foreign entity’s restructuring payments.

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

The Company operates as one operating segment. The Company's chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating income and net income to assess financial performance and allocate resources. Significant expenses within operating income, as well as within net income, include cost of revenues, marketing expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations. Other segment items within net income include interest expense, other expense (income), net, and provision for income taxes.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments included long-term debt agreements as of March 29, 2025 and December 28, 2024. The fair value of the outstanding borrowings under the Company’s Revolving Credit Facility approximated $94,200 at March 29, 2025 and was valued based on an analysis of potential scenarios and probable outcomes using observable inputs such as quoted prices for similar liabilities and other inputs that were corroborated by observable market data (Level 2 input). Since there were no outstanding borrowings under the Revolving Credit Facility as of December 28, 2024, the fair value approximated a carrying value of $0 at December 28, 2024.

The fair value of the Company’s Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of March 29, 2025 and December 28, 2024, the fair value of the Company’s Term Loan Facility and Senior Secured Notes was approximately $374,582 and $320,174, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,431,688 and $1,430,643, respectively.

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the three months ended March 29, 2025 and the fiscal year ended December 28, 2024.

13.
Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss were as follows:

Changes in Accumulated Other Comprehensive Loss by Component (1)

Three Months Ended
March 29, 2025
Loss on Foreign Currency Translation
Beginning balance at December 28, 2024	$(25,832)
Other comprehensive income, net of tax	3,262
Ending balance at March 29, 2025	$(22,570)

(1)
Amounts in parentheses indicate debits

	Three Months Ended March 30, 2024
	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning balance at December 30, 2023	$2,716	$(14,016)	$(11,300)
Other comprehensive loss before reclassifications, net of tax	(57)	(2,903)	(2,960)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(2,659)	—	(2,659)
Net current period other comprehensive loss	$(2,716)	$(2,903)	$(5,619)
Ending balance at March 30, 2024	$—	$(16,919)	$(16,919)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (1)

Three Months Ended
March 30, 2024
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Gain on Qualifying Hedges
Interest rate contracts	$3,545	Interest expense
	3,545	Loss before income taxes
	(886)	Provision for income taxes
	$2,659	Net loss

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $2 for the three months ended March 30, 2024, which services included advertising, production and related fees. Ms. Winfrey and her related entities were no longer considered a related party to the Company effective at the beginning of fiscal 2025.

The Company’s outstanding payables to parties related to Ms. Winfrey at March 29, 2025 and December 28, 2024 were $0 and $13, respectively.

15.
Restructuring

2024 Plan

As previously disclosed, in the third quarter of fiscal 2024, in connection with the strategic streamlining of its operational structure to optimize its clinical and behavioral product portfolio and its cost-savings initiative, the Company committed to a plan of reduction in force that has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide (the “2024 Plan”). Refer to the tables below for the total restructuring charges under the 2024 Plan recorded for the three months ended March 29, 2025 and for the fiscal year ended December 28, 2024. The cumulative amount incurred as of March 29, 2025 related to the aggregate 2024 Plan is $18,514, consisting of employee termination benefit costs of $16,870, lease termination costs of $168 and other cash restructuring charges of $1,476. The Company expects the 2024 Plan to be fully executed by the end of fiscal 2025.

For the three months ended March 29, 2025, the components of the Company’s restructuring charges for the 2024 Plan were as follows:

Three Months Ended
March 29, 2025
Cash restructuring charges:
Employee termination benefit costs	$1,136
Other cash restructuring charges	335
Total restructuring charges	$1,471

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For the three months ended March 29, 2025, restructuring charges for the 2024 Plan were recorded in the Company’s consolidated statements of operations as follows:

Three Months Ended
March 29, 2025
Cost of revenues	$(231)
Selling, general and administrative expenses	1,702
Total restructuring charges	$1,471

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

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Employee termination benefit costs	Lease termination costs	Other cash restructuring charges	Total
Balance as of December 30, 2023	$—	$—	$—	$—
Charges	15,520	168	1,141	16,829
Payments	(8,590)	—	(1,141)	(9,731)
Change in estimate	214	—	—	214
Balance as of December 28, 2024	$7,144	$168	$—	$7,312
Charges	985	—	335	1,320
Payments	(2,190)	—	(335)	(2,525)
Change in estimate	151	—	—	151
Balance as of March 29, 2025	$6,090	$168	$—	$6,258

As of March 29, 2025, the Company expects the remaining employee termination benefit liability and the remaining lease termination liability to be paid in full by the end of fiscal 2027.

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

The Company committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). Refer to the tables below for the total restructuring charges under the 2023 Plan recorded for the three months ended March 29, 2025 and for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022. The cumulative amount incurred as of March 29, 2025 related to the aggregate 2023 Plan is $71,974.

The Organizational Restructuring has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide. Refer to the tables below for the employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan recorded for the three months ended March 29, 2025 and for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022. The cumulative amount incurred as of March 29, 2025 related to the aggregate employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan is $40,604.

Refer to the tables below for the lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan recorded for the three months ended March 29, 2025 and for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, as applicable. The cumulative amount incurred as of March 29, 2025 related to the aggregate lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan is $12,789 and $9,761, respectively.

Refer to the tables below for the other cash restructuring charges and other non-cash restructuring charges under the 2023 Plan recorded for the three months ended March 29, 2025 and for the fiscal years ended December 28, 2024 and December 30, 2023. The cumulative amount incurred as of March 29, 2025 related to the aggregate other cash restructuring charges and total non-cash restructuring charges under the 2023 Plan is $2,158 and $6,662, respectively.

For the three months ended March 29, 2025, the components of the Company’s restructuring charges for the 2023 Plan were as follows:

Three Months Ended
March 29, 2025
Cash restructuring charges:
Real Estate Restructuring - Employee termination benefit costs	$(153)
Organizational Restructuring - Employee termination benefit costs	(346)
Total cash restructuring charges	$(499)

For the three months ended March 29, 2025, restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

Three Months Ended
March 29, 2025
Cost of revenues	$(153)
Selling, general and administrative expenses	(346)
Total restructuring charges	$(499)

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

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Real Estate Restructuring -	Real Estate Restructuring -	Organizational Restructuring -
	Lease termination costs	Employee termination benefit costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of December 31, 2022	$—	$1,798	$11,810	$—	$13,608
Charges	12,924	5,678	26,927	1,577	47,106
Payments	(12,768)	(4,813)	(15,142)	(1,233)	(33,956)
Balance as of December 30, 2023	$156	$2,663	$23,595	$344	$26,758
Charges	—	2,363	2,547	581	5,491
Payments	(21)	(1,835)	(19,342)	(925)	(22,123)
Change in estimate	(135)	75	(334)	—	(394)
Balance as of December 28, 2024	$—	$3,266	$6,466	$—	$9,732
Payments	—	(281)	(2,074)	—	(2,355)
Change in estimate	—	(153)	(346)	—	(499)
Balance as of March 29, 2025	$—	$2,832	$4,046	$—	$6,878

As of March 29, 2025, the Company expects the remaining employee termination benefit liability related to the Real Estate Restructuring and the remaining employee termination benefit liability related to the Organizational Restructuring to be paid in full by the end of fiscal 2026.

16.
Subsequent Events

The Company has evaluated subsequent events from March 29, 2025 through the date these financial statements were issued and determined that there have been no events, other than what has been disclosed in the notes above, that would require adjustments to its disclosures in the consolidated financial statements.

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
•
regulatory, reputational and other risks associated with our new compounded GLP-1 offering which will be ending;
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
•
uncertainties related to a downturn in general economic conditions or consumer confidence, including as a result of the existing inflationary environment, changes in tariffs and escalating trade tensions, rising interest rates, the potential impact of political and social unrest and increased volatility in the credit and capital markets;
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
•
risks arising from any delisting of our common stock from Nasdaq;
•
risks related to the actions of activist shareholders;
•
uncertainty and continuing risks associated with our ability to achieve our goals;
•
uncertainty around our ability to repay our debt if accelerated due to our anticipated event of default under our Revolving Credit Facility (as defined below);
•
risks and uncertainties relating to our anticipated voluntary petitions for relief under chapter 11 of the Bankruptcy Code in Bankruptcy Court (“Chapter 11 Cases”) and associated risks of the court process and outcome in connection therewith; and
•
other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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
•
“fiscal 2029” refers to our fiscal year ended December 29, 2029; and
•
“fiscal 2030” refers to our fiscal year ended December 28, 2030.

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Weekend HealthTM, Weight Watchers®, and the Weight Watchers logo.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2024 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit, gross margin, operating loss, operating loss margin and components thereof are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, with respect to (i) the first quarter of fiscal 2025 to exclude (a) the impact of the franchise rights acquired impairment charge related to our United States unit of account, (b) the impact of certain non-recurring transaction costs related to the review of strategic alternatives to strengthen our balance sheet, and (c) the net impact of charges associated with our previously disclosed 2024 restructuring plan (the “2024 plan”) or the reversal of certain of the charges associated with the 2024 plan, as applicable, and the reversal of charges associated with our previously disclosed 2023 restructuring plan (the “2023 plan”); and (ii) the first quarter of fiscal 2024 to exclude (a) the impact of franchise rights acquired impairment charges related to our United States, Australia, New Zealand and United Kingdom units of account and (b) the net impact of charges associated with the 2023 plan and our previously disclosed 2022 restructuring plan (the “2022 plan”). We generally refer to such non-GAAP measures as excluding or adjusting for the impact of franchise rights acquired impairments, the impact of transaction costs related to the review of strategic alternatives to strengthen our balance sheet, and the net impact of restructuring charges, as applicable. We also present within this Quarterly Report on Form 10-Q the non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”); earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired impairments, transaction costs related to the review of strategic alternatives to strengthen our balance sheet, net restructuring charges, former CEO separation expenses, and other items that management believes are not indicative of ongoing operations (“Adjusted EBITDAS”); total debt less unamortized deferred financing costs, unamortized debt discount and cash on hand (i.e., net debt); and a net debt/Adjusted EBITDAS ratio. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly titled measures reported by other companies.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to our Workshops + Digital business and a relief from royalty methodology for franchise rights related to our Digital business. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Workshops + Digital business and the Digital business in the country in which the applicable acquisition occurred. The net book value of franchise rights acquired for the United States unit of account as of the March 29, 2025 balance sheet date was $41.1 million.

In our hypothetical start-up approach analysis for fiscal 2025, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Workshops + Digital business in each country based on assumptions regarding revenue growth and operating income margins. In our relief from royalty approach analysis for fiscal 2025, the cash flows associated with the Digital business in each country were based on the expected Digital revenue for such country and the application of a royalty rate based on current market terms. The cash flows for the Workshops + Digital and the Digital businesses were discounted utilizing rates which were calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting units for purposes of assessing goodwill impairment to be the Behavioral and Clinical business lines. Our “Behavioral” business line consists of our Workshops + Digital business and Digital business. The net book values of goodwill for the Behavioral and Clinical reporting units as of the March 29, 2025 balance sheet date were $150.5 million and $89.7 million, respectively.

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

Indefinite-Lived Franchise Rights Acquired and Goodwill Impairment Tests

We review indefinite-lived franchise rights acquired and goodwill for potential impairment on at least an annual basis or more often if events so require. Based on triggering events, we performed interim impairment tests as of March 29, 2025 on our indefinite-lived franchise rights acquired and goodwill for the first quarter of fiscal 2025.

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

In performing our impairment analyses, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their levels at the time of testing, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see the risk factor titled “We have in the past and may in the future be required to recognize asset impairment charges for indefinite- and definite-lived assets” found in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2024.

Further information regarding the results of our franchise rights acquired and goodwill interim impairment tests for the first quarter of fiscal 2025 can be found in Note 5 “Franchise Rights Acquired, Goodwill and Other Intangible Assets” in the notes to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Information concerning our critical accounting policies is set forth in “Note 2. Summary of Significant Accounting Policies” of our audited consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2024. Our critical accounting policies have not changed since the end of fiscal 2024.

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

•
Revenues—Our “Subscription Revenues” consist of the aggregate of: (a) “Digital Subscription Revenues”, the fees associated with subscriptions for our Digital offerings; (b) “Workshops + Digital Subscription Revenues”, the fees associated with subscriptions for our Workshops + Digital offerings; and (c) “Clinical Subscription Revenues”, the fees associated with subscriptions for our Clinical offerings. “Behavioral Subscription Revenues” is the sum of Digital Subscription Revenues and Workshops + Digital Subscription Revenues. In addition, “Other Revenues” (formerly known as “product sales and other”) consist of revenues from licensing, franchise fees with respect to commitment plans and royalties, publishing and other revenues. Prior to fiscal 2024, Other Revenues included sales of consumer products.
•
Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our Digital offerings; (ii) “Workshops + Digital Paid Weeks” is the total paid subscription weeks for our Workshops + Digital offerings; (iii) “Behavioral Paid Weeks” is the sum of Digital Paid Weeks and Workshops + Digital Paid Weeks; (iv) “Clinical Paid Weeks” is the total paid subscription weeks for our Clinical offerings; and (v) “Total Paid Weeks” is the sum of Behavioral Paid Weeks and Clinical Paid Weeks.
•
Subscription Revenues Per Paid Weeks—The “Subscription Revenues Per Paid Weeks” metric reports the fees associated with subscriptions for our offerings divided by Paid Weeks as follows: (i) “Digital Subscription Revenues Per Paid Weeks” is Digital Subscription Revenues divided by Digital Paid Weeks; (ii) “Workshops + Digital Subscription Revenues Per Paid Weeks” is Workshops + Digital Subscription Revenues divided by Workshops + Digital Paid Weeks; (iii) “Behavioral Subscription Revenues Per Paid Weeks” is Behavioral Subscription Revenues divided by Behavioral Paid Weeks; (iv) “Clinical Subscription Revenues Per Paid Weeks” is Clinical Subscription Revenues divided by Clinical Paid Weeks; and (v) “Total Subscription Revenues Per Paid Weeks” is Subscription Revenues divided by Total Paid Weeks.
•
Incoming Subscribers—“Subscribers” refer to Digital subscribers, Workshops + Digital subscribers, and Clinical subscribers who participate in recurring bill programs in Company-owned operations. The “Incoming Subscribers” metric reports Subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital subscribers; (ii) “Incoming Workshops + Digital Subscribers” is the total number of Workshops + Digital subscribers; (iii) “Incoming Behavioral Subscribers” is the sum of Incoming Digital Subscribers and Incoming Workshops + Digital Subscribers; (iv) “Incoming Clinical Subscribers” is the total number of Clinical subscribers; and (v) “Incoming Subscribers” is the sum of Incoming Behavioral Subscribers and Incoming Clinical Subscribers. Recruitment and retention are key drivers for this metric.
•
End of Period Subscribers—The “End of Period Subscribers” metric reports Subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Digital Subscribers” is the total number of Digital subscribers; (ii) “End of Period Workshops + Digital Subscribers” is the total number of Workshops + Digital subscribers; (iii) “End of Period Behavioral Subscribers” is the sum of End of Period Digital Subscribers and End of Period Workshops + Digital Subscribers; (iv) “End of Period Clinical Subscribers” is the total number of Clinical subscribers; and (v) “End of Period Subscribers” is the sum of End of Period Behavioral Subscribers and End of Period Clinical Subscribers. Recruitment and retention are key drivers for this metric.
•
Gross profit and operating expenses as a percentage of revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 2025 COMPARED TO THE THREE MONTHS ENDED MARCH 30, 2024

The table below sets forth selected financial information for the first quarter of fiscal 2025 from our consolidated statements of operations for the three months ended March 29, 2025 versus selected financial information for the first quarter of fiscal 2024 from our consolidated statements of operations for the three months ended March 30, 2024.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	March 29, 2025	March 30, 2024	Increase/ (Decrease)	% Change		% Change Constant Currency
Revenues, net	$186.6	$206.5	$(20.0)	(9.7%)		(8.8%)
Cost of revenues	53.7	68.7	(15.1)	(21.9%)		(21.6%)
Gross profit	132.9	137.8	(4.9)	(3.6%)		(2.4%)
Gross Margin %	71.2%	66.7%

Marketing expenses	78.8	90.2	(11.4)	(12.6%)		(12.4%)
Selling, general & administrative expenses	46.7	59.0	(12.2)	(20.7%)		(20.5%)
Franchise rights acquired impairments	27.5	258.0	(230.4)	(89.3%)		(89.3%)
Operating loss	(20.2)	(269.3)	(249.1)	(92.5%)		(92.9%)
Operating Loss Margin %	(10.8%)	(130.4%)

Interest expense	27.6	24.7	2.9	11.6%		11.6%
Other expense (income), net	2.2	(1.6)	3.8	100.0%	*	100.0%	*
Loss before income taxes	(50.0)	(292.5)	(242.4)	(82.9%)		(83.3%)

Provision for income taxes	22.6	55.4	(32.9)	(59.3%)		(58.7%)
Net loss	$(72.6)	$(347.9)	(275.3)	(79.1%)		(79.4%)

Weighted average diluted shares outstanding	80.1	79.2	0.9	1.2%		1.2%
Diluted net loss per share	$(0.91)	$(4.39)	$(3.49)	(79.4%)		(79.6%)

Note: Totals may not sum due to rounding.

* Note: Percentage in excess of 100.0% and not meaningful.

Certain results for the first quarter of fiscal 2025 were adjusted to exclude the impact of the franchise rights acquired impairment, the impact of transaction costs related to the review of strategic alternatives to strengthen our balance sheet, and the net impact of restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended March 29, 2025 which have been adjusted.

				Operating
			Operating	(Loss)
	Gross	Gross	(Loss)	Income
(in millions except percentages)	Profit	Margin	Income	Margin
First Quarter of Fiscal 2025	$132.9	71.2%	$(20.2)	(10.8%)
Adjustments to reported amounts (1)
Franchise rights acquired impairment	—		27.5
Transaction costs	—		10.8
2024 plan restructuring charges	(0.2)		1.5
2023 plan restructuring charges	(0.2)		(0.5)
Total adjustments (1)	(0.4)		39.3
First Quarter of Fiscal 2025, as adjusted (1)	$132.5	71.0%	$19.1	10.3%

Note: Totals may not sum due to rounding.

(1)
The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first quarter of fiscal 2025 to exclude the impact of the $27.5 million ($26.3 million after tax) of the franchise rights acquired impairment, the impact of the $10.8 million ($8.1 million after tax) of transaction costs related to the review of strategic alternatives to strengthen our balance sheet, and the net impact of the $1.5 million ($1.1 million after tax) of 2024 plan restructuring charges and the reversal of $0.5 million ($0.4 million after tax) of 2023 plan restructuring charges. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first quarter of fiscal 2024 were adjusted to exclude the impact of franchise rights acquired impairments and the net impact of restructuring charges. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended March 30, 2024 which have been adjusted.

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

Consolidated Results

Revenues

Revenues for the first quarter of fiscal 2025 were $186.6 million, a decrease of $20.0 million, or 9.7%, versus the first quarter of fiscal 2024. Excluding the impact of foreign currency, which negatively impacted our revenues in the first quarter of fiscal 2025 by $1.8 million, revenues for the first quarter of fiscal 2025 would have decreased 8.8% versus the prior year period. This decrease was driven by a decline in Behavioral Subscription Revenues, partially offset by an increase in Clinical Subscription Revenues. The decline in Behavioral Subscription Revenues was primarily due to the lower number of Incoming Behavioral Subscribers at the beginning of the first quarter of fiscal 2025 versus the beginning of the first quarter of fiscal 2024 and Behavioral recruitment declines during the first quarter of fiscal 2025 versus the prior year period. The decline in Behavioral Subscription Revenues was also driven by a higher mix of subscribers within their initial, lower-priced commitment periods. The increase in Clinical Subscription Revenues was primarily due to Clinical recruitment growth during the first quarter of fiscal 2025 versus the prior year period and the higher number of Incoming Clinical Subscribers at the beginning of the first quarter of fiscal 2025 versus the beginning of the first quarter of fiscal 2024. See “—Operating Results” for additional details on revenues.

Cost of Revenues

Cost of revenues for the first quarter of fiscal 2025 decreased $15.1 million, or 21.9%, versus the first quarter of fiscal 2024. Excluding the impact of foreign currency, which decreased cost of revenues in the first quarter of fiscal 2025 by $0.2 million, cost of revenues for the first quarter of fiscal 2025 would have decreased 21.6% versus the prior year period. Excluding the net impact of the reversal of $0.4 million of restructuring charges in the first quarter of fiscal 2025 and the net impact of the $2.5 million of restructuring charges in the first quarter of fiscal 2024, cost of revenues for the first quarter of fiscal 2025 would have decreased by 18.4%, or 18.1% on a constant currency basis, versus the prior year period as a result of the actions to reduce the fixed cost base within our business.

Gross Profit

Gross profit for the first quarter of fiscal 2025 decreased $4.9 million, or 3.6%, versus the first quarter of fiscal 2024. Excluding the impact of foreign currency, which negatively impacted gross profit in the first quarter of fiscal 2025 by $1.6 million, gross profit for the first quarter of fiscal 2025 would have decreased 2.4% versus the prior year period. Excluding the net impact of the reversal of $0.4 million of restructuring charges in the first quarter of fiscal 2025 and the net impact of the $2.5 million of restructuring charges in the first quarter of fiscal 2024, gross profit for the first quarter of fiscal 2025 would have decreased by 5.5%, or 4.4% on a constant currency basis, versus the prior year period. Gross margin for the first quarter of fiscal 2025 increased to 71.2%, or 71.4% on a constant currency basis, versus 66.7% for the first quarter of fiscal 2024. Excluding the net impact of the reversal of restructuring charges in the first quarter of fiscal 2025 and the net impact of restructuring charges in the first quarter of fiscal 2024, gross margin for the first quarter of fiscal 2025 would have increased to 3.1%, or 3.3% on a constant currency basis, versus the prior year period. This gross margin increase was driven primarily by actions to reduce the fixed cost base within our business.

Marketing

Marketing expenses for the first quarter of fiscal 2025 decreased $11.4 million, or 12.6%, versus the first quarter of fiscal 2024. Excluding the impact of foreign currency, which decreased marketing expenses in the first quarter of fiscal 2025 by $0.2 million, marketing expenses for the first quarter of fiscal 2025 would have decreased 12.4% versus the prior year period. This decrease in marketing expenses was primarily due to lower spend on TV and online advertising. Marketing expenses as a percentage of revenue for the first quarter of fiscal 2025 decreased to 42.2% from 43.7% for the first quarter of fiscal 2024.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of fiscal 2025 decreased $12.2 million, or 20.7%, versus the first quarter of fiscal 2024. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses in the first quarter of fiscal 2025 by $0.1 million, selling, general and administrative expenses for the first quarter of fiscal 2025 would have decreased 20.5% versus the prior year period. Excluding the impact of the $10.8 million of transaction costs related to the review of strategic alternatives to strengthen our balance sheet in the first quarter of fiscal 2025, the net impact of the $1.4 million of restructuring charges in the first quarter of fiscal 2025 and the net impact of the $3.3 million of restructuring charges in the first quarter of fiscal 2024, selling, general and administrative expenses for the first quarter of fiscal 2025 would have decreased by 37.9%, or 37.7% on a constant currency basis, versus the prior year period. This decrease in selling, general and administrative expenses was primarily due to a decline in employee compensation and related costs from continued cost discipline and execution towards our cost savings initiative plan announced in 2024. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2025 decreased to 25.1% from 28.6% for the first quarter of fiscal 2024. Excluding the impact of the transaction costs related to the review of strategic alternatives to strengthen our balance sheet in the first quarter of fiscal 2025, the net impact of restructuring charges in the first quarter of fiscal 2025 and the net impact of restructuring charges in the first quarter of fiscal 2024, selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2025 would have decreased by 8.4%, or 8.5% on a constant currency basis, versus the prior year period.

Impairments

In performing our interim impairment analysis as of March 29, 2025, we determined that the carrying value of our United States indefinite-lived franchise rights acquired unit of account exceeded its respective fair value and, as a result, we recorded an impairment charge for our United States unit of account of $27.5 million in the first quarter of fiscal 2025.

In performing our interim impairment analysis as of March 30, 2024, we determined that the carrying values of our United States, Australia, New Zealand and United Kingdom indefinite-lived franchise rights acquired units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our United States, Australia, New Zealand and United Kingdom units of account of $251.4 million, $4.1 million, $2.3 million and $0.2 million, respectively, in the first quarter of fiscal 2024.

Operating Loss

Operating loss for the first quarter of fiscal 2025 was $20.2 million compared to operating loss for the first quarter of fiscal 2024 of $269.3 million. Operating loss for the first quarter of fiscal 2025 was negatively impacted by $1.2 million of foreign currency. Excluding the impact of the $27.5 million franchise rights acquired impairment in the first quarter of fiscal 2025, the impact of the $10.8 million of transaction costs related to the review of strategic alternatives to strengthen our balance sheet in the first quarter of fiscal 2025, the net impact of the $1.0 million of restructuring charges in the first quarter of fiscal 2025, the impact of the $258.0 million of franchise rights acquired impairments in the first quarter of fiscal 2024 and the net impact of the $5.7 million of restructuring charges in the first quarter of fiscal 2024, operating income would have been $19.1 million, or $20.4 million on a constant currency basis, for the first quarter of fiscal 2025 versus operating loss of $5.6 million for the first quarter of fiscal 2024. Operating loss margin for the first quarter of fiscal 2025 was 10.8% compared to operating loss margin for the first quarter of fiscal 2024 of 130.4%. Excluding the impact of the franchise rights acquired impairment in the first quarter of fiscal 2025, the impact of the transaction costs related to the review of strategic alternatives to strengthen our balance sheet in the first quarter of fiscal 2025, the net impact of restructuring charges in the first quarter of fiscal 2025, the impact of franchise rights acquired impairments in the first quarter of fiscal 2024 and the net impact of restructuring charges in the first quarter of fiscal 2024, operating income margin would have been 10.3%, or 10.8% on a constant currency basis, for the first quarter of fiscal 2025 versus operating loss margin of 2.7% for the first quarter of fiscal 2024. This increase in operating income margin was driven by a decrease in selling, general and administrative expenses as a percentage of revenue, an increase in gross margin and a decrease in marketing expenses as a percentage of revenue versus the prior year period.

Interest Expense

Interest expense for the first quarter of fiscal 2025 increased $2.9 million, or 11.6%, versus the first quarter of fiscal 2024. The increase in interest expense was driven primarily by an increase in the base rate of our Term Loan Facility (as defined below). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2025 and the first quarter of fiscal 2024 and excluding the impact of any applicable interest rate swaps, was 7.17% per annum for the first quarter of fiscal 2025 versus 7.78% per annum for the first quarter of fiscal 2024, or 6.80% per annum for the first quarter of fiscal 2024 including the impact of any applicable interest rate swaps. Interest expense was impacted by the termination of our interest rate swaps on March 31, 2024. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.

Other Expense (Income), Net

Other expense (income), net, which consists primarily of the impact of foreign currency on intercompany transactions, changed by $3.8 million for the first quarter of fiscal 2025 to $2.2 million of expense as compared to $1.6 million of income for the first quarter of fiscal 2024.

Tax

Our effective tax rate for the first quarter of fiscal 2025 was (45.1%) compared to (19.0%) for the first quarter of fiscal 2024. The effective tax rate for interim periods is determined using an annual effective tax rate, adjusted for discrete items. The forecasted full-year fiscal 2025 tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to our forecasted full-year pretax loss (albeit minimal), drove the unusually high negative annual effective tax rate. Applying this negative annual effective tax rate to pretax loss for the first quarter of fiscal 2025 resulted in an income tax expense of $22.6 million, which is mostly reflected in income taxes payable on our consolidated balance sheet and consolidated statement of cash flows.

For the first quarter of fiscal 2025, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by a tax expense related to the Base Erosion and Anti-Abuse Tax, partially offset by a tax benefit related to foreign-derived intangible income (“FDII”). The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduces a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on the first quarter of fiscal 2025. For the first quarter of fiscal 2024, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to an increase in valuation allowance against U.S. deferred tax assets. In addition, the effective tax rate was impacted by a tax benefit related to FDII.

Net Loss and Diluted Net Loss Per Share

Net loss for the first quarter of fiscal 2025 was $72.6 million compared to net loss for the first quarter of fiscal 2024 of $347.9 million. Net loss for the first quarter of fiscal 2025 was negatively impacted by $0.9 million of foreign currency. Net loss for the first quarter of fiscal 2025 included a $26.3 million impact from the franchise rights acquired impairment, an $8.1 million impact from transaction costs related to the review of strategic alternatives to strengthen our balance sheet, and a $0.7 million net impact from restructuring charges. Net loss for the first quarter of fiscal 2024 included a $241.5 million impact from franchise rights acquired impairments and a $4.3 million net impact from restructuring charges.

Diluted net loss per share for the first quarter of fiscal 2025 was $0.91 compared to diluted net loss per share for the first quarter of fiscal 2024 of $4.39. Diluted net loss per share for the first quarter of fiscal 2025 included a $0.33 impact from the franchise rights acquired impairment, a $0.10 impact from transaction costs related to the review of strategic alternatives to strengthen our balance sheet, and a $0.01 net impact from restructuring charges. Diluted net loss per share for the first quarter of fiscal 2024 included a $3.05 impact from franchise rights acquired impairments and a $0.05 net impact from restructuring charges.

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

Metrics and Business Trends

The following tables set forth key metrics for the first quarter of fiscal 2025 and the percentage change in those metrics versus the prior year period:

(in millions except percentages)

Q1 2025
GAAP			Constant Currency
Subscription Revenues	Other Revenues	Total Revenues	Subscription Revenues	Other Revenues	Total Revenues
$185.2	$1.4	$186.6	$187.0	$1.4	$188.4

% Change Q1 2025 vs. Q1 2024
(9.3%)	(44.2%)	(9.7%)	(8.4%)	(43.2%)	(8.8%)

(in millions except percentages, Total Subscription Revenues Per Paid Weeks and as noted)

Q1 2025
Total Paid Weeks	Total Subscription Revenues Per Paid Weeks	Total Subscription Revenues Per Paid Weeks (Constant Currency)	Incoming Subscribers	End of Period Subscribers
			(in thousands)
44.8	$4.13	$4.17	3,335.7	3,434.1

% Change Q1 2025 vs. Q1 2024
(13.4%)	4.8%	5.8%	(12.2%)	(14.2%)

(in millions except percentages)

Q1 2025
Subscription Revenues
Digital Subscription Revenues		Workshops + Digital Subscription Revenues		Behavioral Subscription Revenues		Clinical Subscription Revenues
GAAP	Constant Currency	GAAP	Constant Currency	GAAP	Constant Currency	GAAP	Constant Currency
$120.4	$121.9	$35.3	$35.6	$155.7	$157.5	$29.5	$29.5

% Change Q1 2025 vs. Q1 2024
(12.5%)	(11.4%)	(26.0%)	(25.3%)	(16.0%)	(15.0%)	57.1%	57.1%

(in millions except percentages)

Q1 2025
Paid Weeks
Digital Paid Weeks	Workshops + Digital Paid Weeks	Behavioral Paid Weeks	Clinical Paid Weeks
36.8	6.6	43.3	1.5

% Change Q1 2025 vs. Q1 2024
(13.1%)	(22.1%)	(14.6%)	45.8%

Q1 2025
Subscription Revenues Per Paid Weeks				Subscription Revenues Per Paid Weeks (Constant Currency)
Digital Subscription Revenues Per Paid Weeks	Workshops + Digital Subscription Revenues Per Paid Weeks	Behavioral Subscription Revenues Per Paid Weeks	Clinical Subscription Revenues Per Paid Weeks	Digital Subscription Revenues Per Paid Weeks	Workshops + Digital Subscription Revenues Per Paid Weeks	Behavioral Subscription Revenues Per Paid Weeks	Clinical Subscription Revenues Per Paid Weeks
$3.28	$5.38	$3.59	$19.46	$3.32	$5.42	$3.64	$19.46

% Change Q1 2025 vs. Q1 2024
0.7%	(5.0%)	(1.6%)	7.7%	2.0%	(4.2%)	(0.4%)	7.7%

(in thousands except percentages)

Q1 2025
Digital Subscribers		Workshops + Digital Subscribers		Behavioral Subscribers		Clinical Subscribers
Incoming Digital Subscribers	End of Period Digital Subscribers	Incoming Workshops + Digital Subscribers	End of Period Workshops + Digital Subscribers	Incoming Behavioral Subscribers	End of Period Behavioral Subscribers	Incoming Clinical Subscribers	End of Period Clinical Subscribers
2,740.6	2,794.3	503.4	505.0	3,244.0	3,299.4	91.7	134.8

% Change Q1 2025 vs. Q1 2024
(11.0%)	(14.7%)	(22.7%)	(21.1%)	(13.1%)	(15.8%)	37.8%	55.2%

Operating Performance

The decrease in revenues for the first quarter of fiscal 2025 versus the prior year period was driven by a decline in Behavioral Subscription Revenues, partially offset by an increase in Clinical Subscription Revenues. The decline in Behavioral Subscription Revenues was driven by a decrease in Digital Subscription Revenues and, to a lesser extent, a decrease in Workshops + Digital Subscription Revenues due to the lower number of respective Incoming Subscribers at the beginning of the first quarter of fiscal 2025 versus the beginning of the first quarter of fiscal 2024 and recruitment declines. The decline in Behavioral Subscription Revenues was also driven by a higher mix of subscribers within their initial, lower-priced commitment periods. The increase in Clinical Subscription Revenues was primarily due to Clinical recruitment growth during the first quarter of fiscal 2025 versus the prior year period and the higher number of Incoming Clinical Subscribers at the beginning of the first quarter of fiscal 2025 versus the beginning of the first quarter of fiscal 2024.

The increase in Total Subscription Revenues Per Paid Weeks for the first quarter of fiscal 2025 versus the prior year period was driven primarily by a mix shift to the Clinical business.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

We have experienced significant disruption and competitive pressures, including shifts in consumer behavior in the weight loss category, a rapid proliferation of GLP-1 and other medications available as weight-loss options, and significantly increased competition from new entrants. These factors have negatively impacted our Behavioral business. While the Clinical business is growing, it has not yet been able to offset the declines in the Behavioral business, resulting in decreased revenue overall and decreased cash flows from operations. Our management has continued to execute certain cost-savings initiatives, including our previously disclosed restructuring plans, to proactively manage our liquidity.

We have recurring net losses. During the first quarter of fiscal 2025, we recorded an operating loss of $20.2 million and a net loss of $72.6 million. Operating loss included $27.5 million of franchise rights acquired impairments that were non-cash. Our revenues decreased from $206.5 million for the first quarter of fiscal 2024 to $186.6 million for the first quarter of fiscal 2025. Cash provided by operating activities for the first quarter of fiscal 2025 was $15.0 million, which reflected outflows of $13.7 million for interest payments and $4.5 for severance payments. We had a total deficit of $1,182.9 million at March 29, 2025.

Our principal sources of liquidity are cash and cash equivalents, cash flows from operations and proceeds from the January 2025 borrowings under the Revolving Credit Facility (as defined below). Our primary cash needs for the twelve months following the issuance date of the financial statements (the “issuance date”) are funding our operations and global strategic initiatives, meeting debt service requirements and other financing commitments. We had unrestricted cash on hand of $236.3 million at March 29, 2025 (of which $39.1 million is maintained at foreign subsidiaries).

At March 29, 2025, we had outstanding $1,616.3 million of total debt, consisting of borrowings under the Term Loan Facility (as defined below) of $945.0 million with a stated maturity of April 13, 2028, $500.0 million in aggregate principal amount of Senior Secured Notes (as defined below) with a stated maturity of April 15, 2029, and $171.3 million of borrowings under the Revolving Credit Facility with a stated maturity of April 13, 2026.

In order to provide flexibility in assessing strategic options and to create financial flexibility, we increased our outstanding debt by borrowing $50.0 million and $121.3 million on January 2, 2025 and January 31, 2025, respectively, under our Revolving Credit Facility, currently at an interest rate of approximately 7.3%. As a result of these drawdowns and $3.7 million outstanding letters of credit, we have no availability for future borrowings under our Revolving Credit Facility. At the filing of the fiscal 2024 Form 10-K, we had the intent and ability to remain in compliance with our obligations under our debt agreements.

During March 2025, we commenced substantive discussions with an ad hoc group of our lenders and noteholders with the aim of restructuring our debt in advance of the scheduled maturity dates and materially reducing the aggregate principal amount and corresponding interest payments. The goal of these discussions was to restructure our debt to allow increased operating cash flow for funding our operations and strategic initiatives. As a result of the negotiations with the ad hoc lender group, we reevaluated our intent to repay a portion of the Revolving Credit Facility.

If the aggregate principal amount of extensions of credit outstanding under the Revolving Credit Facility, inclusive of outstanding letters of credit, as of any fiscal quarter end exceeds 35%, or $61.3 million, of the amount of the aggregate commitments under the Revolving Credit Facility, we are required to be in compliance with a Consolidated First Lien Leverage Ratio not to exceed 5.25:1.00 through and including the first fiscal quarter of 2025 and not to exceed 5.00:1.00 thereafter. Our Consolidated First Lien Leverage Ratio as of March 29, 2025 was 7.37:1.00. Although we had the ability to reduce our borrowings under the Revolving Credit Facility, we did not reduce our borrowings under the Revolving Credit Facility to $61.3 million as of March 29, 2025 as previously intended. Accordingly, we expect an Event of Default, as defined under the Revolving Credit Facility, to occur upon the delivery of the next compliance certificate, due on May 13, 2025, and the expiration of the applicable cure period, which is to occur on or before June 4, 2025. We have not requested and do not currently expect to receive a waiver and, as a result, the maturity of borrowings under the Revolving Credit Facility could be accelerated by the Revolving Credit Facility lenders as a result of the anticipated Event of Default.

If the Revolving Credit Facility maturity is accelerated as a result of the anticipated Event of Default, the Term Loan Facility and Senior Secured Notes may be accelerated as the Term Loan Facility and Senior Secured Notes contain cross-default and/or cross-acceleration provisions. Based on the potential acceleration of the Revolving Credit Facility, the Term Loan Facility, and Senior Secured Notes, all outstanding borrowings under the Revolving Credit Facility, the Term Loan Facility, and Senior Secured Notes have been classified as current liabilities at March 29, 2025.

Our ability to meet our debt service requirements may be impacted by the anticipated Event of Default, as defined under the Revolving Credit Facility, which may result in acceleration of all of our indebtedness upon the delivery of the next compliance certificate, due on May 13, 2025, and the expiration of the applicable cure period, which is to occur on or before June 4, 2025. We have been engaged in substantive discussions with an ad hoc group of our lenders and noteholders representing a portion of the Term Loan Facility and Senior Secured Notes lenders and noteholders, including the negotiation of a potential restructuring support agreement. We currently expect that these discussions will result in a prepackaged bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code by WW International, Inc. and certain of our subsidiaries, which we anticipate will occur imminently. A bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code would constitute an Event of Default under the Revolving Credit Facility, Term Loan Facility and Senior Secured Notes. There is no assurance that a prepackaged bankruptcy filing will be successful in restructuring our outstanding debt.

Given the anticipated Event of Default under the Revolving Credit Facility, the potential cross defaults under our Term Loan Facility and Senior Secured Notes and/or an Event of Default under the Revolving Credit Facility, Term Loan Facility and Senior Secured Notes as a result of a bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code and the inherent uncertainties associated with our discussions with lenders and noteholders, any resolution through a restructuring support agreement and bankruptcy process is uncertain and beyond management’s control. Therefore, management has concluded that as of March 29, 2025 there is substantial doubt about our ability to continue as a going concern and management’s plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern.

The Consolidated Financial Statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt, net at:

	March 29,	December 28,	Increase/
	2025	2024	(Decrease)
	(in millions)
Total current assets	$281.3	$102.6	$178.6
Total current liabilities	1,821.6	173.3	1,648.3
Working capital deficit	(1,540.4)	(70.7)	1,469.7
Cash and cash equivalents	236.3	53.0	183.3
Current portion of long-term debt, net	1,603.0	—	1,603.0
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt, net	$(173.7)	$(123.7)	$50.0

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to the $50.0 million increase in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt, net:

				Impact to
	March 29,	December 28,	Increase/	Working
	2025	2024	(Decrease)	Capital Deficit
	(in millions)
Portion of operating lease liabilities due within one year	$7.4	$8.2	$(0.8)	$(0.8)
Deferred revenue	$31.9	$31.7	$0.3	$0.3
Prepaid income taxes	$4.4	$11.7	$(7.2)	$7.2
Operational liabilities and other, net of assets	$95.3	$81.8	$13.5	$13.5
Accrued interest	$24.8	$11.3	$13.5	$13.5
Income taxes payable	$18.7	$2.3	$16.3	$16.3
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt, net				$50.0

Note: Totals may not sum due to rounding.

The increase in income taxes payable was primarily due to the outsized impact of a significant, largely non-cash, income tax expense resulting from the valuation allowance recorded to reflect the uncertainty of the realization of U.S. deferred tax assets. The increase in accrued interest was primarily due to the timing of payments. The increase in operational liabilities and other, net of assets, which includes accrued salaries and wages, was driven primarily by an increase in accounts payable due to the timing of payments, partially offset by a decrease in accrued salaries and wages due to the decline in employee compensation and related costs. The decrease in prepaid income taxes was primarily due to cash tax payments made in the quarter.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended:

	March 29,	March 30,
	2025	2024
	(in millions)
Net cash provided by (used for) operating activities	$15.0	$(36.0)
Net cash used for investing activities	$(3.2)	$(4.8)
Net cash provided by (used for) financing activities	$171.2	$(0.6)

Operating Activities

Cash flows provided by operating activities of $15.0 million for the first three months of fiscal 2025 reflected a change of $51.0 million from $36.0 million of cash flows used for operating activities for the first three months of fiscal 2024. This change was primarily attributable to a decrease in net loss, partially offset by a decrease in non-cash add-back adjustments driven by the decline in franchise rights acquired impairments in the first three months of fiscal 2025 as compared to the prior year period.

Investing Activities

Net cash used for investing activities totaled $3.2 million for the first three months of fiscal 2025, a decrease of $1.6 million as compared to the first three months of fiscal 2024. This decrease was primarily attributable to a decrease in capitalized software and website development expenditures in the first three months of fiscal 2025 as compared to the prior year period.

Financing Activities

Net cash provided by financing activities totaled $171.2 million for the first three months of fiscal 2025, a change of $171.9 million as compared to the first three months of fiscal 2024. This change was primarily attributable to an increase in borrowings on the Revolving Credit Facility in the first three months of fiscal 2025 as compared to the prior year period.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at March 29, 2025:

Long-Term Debt

At March 29, 2025

(in millions)

March 29, 2025
Revolving Credit Facility due April 13, 2026	$171.3
Term Loan Facility due April 13, 2028	945.0
Senior Secured Notes due April 15, 2029	500.0
Total	1,616.3
Less: Current portion	1,603.0
Unamortized deferred financing costs	6.4
Unamortized debt discount	6.9
Total long-term debt	$—

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

On January 2, 2025 and January 31, 2025, we borrowed $50.0 million and $121.3 million, respectively, under the Revolving Credit Facility. These borrowings under the Revolving Credit Facility were incurred in order to provide flexibility in assessing strategic options and to create financial flexibility.

As of March 29, 2025, we had $1,116.3 million in an aggregate principal amount of loans outstanding under our Credit Facilities, with $0 of availability and $3.7 million in issued but undrawn letters of credit outstanding under the Revolving Credit Facility subject to its terms and conditions as discussed below. There were $171.3 million of borrowings outstanding under the Revolving Credit Facility as of March 29, 2025.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that Term SOFR is not lower than a floor of 0.50%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of Bank of America and (c) the Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) a Term SOFR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided such rate is not lower than a floor of zero. As of March 29, 2025, the applicable margins for the Term SOFR rate borrowings under the Term Loan Facility and the Revolving Credit Facility were 3.50% and 2.75%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default. As of March 29, 2025, we were in compliance with the covenants under the Credit Agreement that were in effect on such date.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, if the aggregate principal amount of extensions of credit (inclusive of outstanding letters of credit) under the Revolving Credit Facility as of any fiscal quarter end exceeds 35%, or $61.3 million, of the aggregate revolving commitments, we are required to be in compliance with a Consolidated First Lien Leverage Ratio not to exceed 5.25:1.00 through and including the first fiscal quarter of 2025 and not to exceed 5.00:1.00 thereafter. There were $171.3 million of borrowings outstanding under the Revolving Credit Facility as of March 29, 2025. Our Consolidated First Lien Leverage Ratio as of March 29, 2025 was 7.37:1.00. Accordingly, we expect an Event of Default, as defined under the Revolving Credit Facility, to occur upon the delivery of the next compliance certificate, due on May 13, 2025, and the expiration of the applicable cure period, which is to occur on or before June 4, 2025. If the Revolving Credit Facility is accelerated, the Term Loan Facility and Senior Secured Notes may be accelerated as the Term Loan Facility and Senior Secured Notes contain cross-default and/or cross-acceleration provisions.

Senior Secured Notes

The Senior Secured Notes were issued pursuant to an Indenture, dated as of April 13, 2021 (as amended, supplemented or modified from time to time, the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. The Indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. As of March 29, 2025, we were in compliance with the covenants under the Indenture that were in effect on such date.

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

Outstanding Debt

At March 29, 2025, we had $1,616.3 million outstanding under the Credit Facilities and the Senior Secured Notes, consisting of borrowings under the Term Loan Facility of $945.0 million, $171.3 million (inclusive of outstanding letters of credit) drawn down on the Revolving Credit Facility and $500.0 million in aggregate principal amount of Senior Secured Notes issued and outstanding.

At March 29, 2025 and December 28, 2024, our debt consisted of both fixed and variable-rate instruments. We have historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. At March 29, 2025, we did not have any interest rate swaps in effect. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 7.18% and 7.75% per annum at March 29, 2025 and December 28, 2024, respectively, based on interest rates on these dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of any applicable interest rate swaps, was approximately 7.18% and 7.47% per annum at March 29, 2025 and December 28, 2024, respectively, based on interest rates on these dates.

The following schedule sets forth our year-by-year debt obligations at March 29, 2025:

Total Debt Obligation

(Including Current Portion)

At March 29, 2025

(in millions)

Remainder of fiscal 2025	$—
Fiscal 2026	171.3
Fiscal 2027	10.0
Fiscal 2028	935.0
Fiscal 2029	500.0
Fiscal 2030	—
Thereafter	—
Total	$1,616.3

Note: Totals may not sum due to rounding.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the effects of foreign currency translations and the fair value of derivative instruments, as applicable. At March 29, 2025 and March 30, 2024, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $22.6 million and a loss of $16.9 million, respectively. At March 30, 2024, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was $0.0 million.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. The repurchase program currently has no expiration date. During the three months ended March 29, 2025 and March 30, 2024, we repurchased no shares of our common stock under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation, franchise rights acquired impairments, transaction costs related to the review of strategic alternatives to strengthen our balance sheet, net restructuring charges, former CEO separation expenses, and other items that management believes are not indicative of ongoing operations, as applicable.

The table below sets forth the reconciliations for EBITDAS and Adjusted EBITDAS, each a non-GAAP financial measure, to net loss, the most comparable GAAP financial measure, for the three months ended March 29, 2025 and March 30, 2024, and EBITDAS and Adjusted EBITDAS to net loss for the trailing twelve months ended March 29, 2025:

(in millions)

	Three Months Ended
	March 29, 2025	March 30, 2024	Trailing Twelve Months
Net loss	$(72.6)	$(347.9)	$(70.4)
Interest	27.6	24.7	111.8
Taxes	22.6	55.4	(32.3)
Depreciation and amortization	6.9	10.4	34.3
Stock-based compensation	0.9	2.4	5.1
EBITDAS	$(14.6)	$(254.9)	$48.5
Franchise rights acquired impairments	27.5	258.0	84.6
Transaction costs	10.8	—	10.8
2024 plan restructuring charges	1.5	—	18.5
2023 plan restructuring charges	(0.5)	5.5	(0.9)
2022 plan restructuring charges	—	0.2	(0.2)
Former CEO separation expenses	—	—	3.9
Other (1)	2.2	(1.6)	1.1
Adjusted EBITDAS (2)	$26.9	$7.2	$166.3

Note: Totals may not sum due to rounding.

(1)
Primarily consists of the impact of foreign exchange gains and losses.
(2)
The “Adjusted EBITDAS” measure is a non-GAAP financial measure that (i) adjusts the consolidated statements of operations for the three months ended March 29, 2025 to exclude the impact of the $27.5 million franchise rights acquired impairment, the impact of the $10.8 million of transaction costs related to the review of strategic alternatives to strengthen our balance sheet, the net impact of the $1.5 million of 2024 plan restructuring charges and the reversal of $0.5 million of 2023 plan restructuring charges, and the impact of the $2.2 million of other; (ii) adjusts the consolidated statements of operations for the three months ended March 30, 2024 to exclude the impact of the $258.0 million of franchise rights acquired impairments, the net impact of the $5.5 million of 2023 plan restructuring charges and the $0.2 million of 2022 plan restructuring charges, and the impact of the $1.6 million of other; and (iii) adjusts EBITDAS for the trailing twelve months ended March 29, 2025 to exclude the impact of the $84.6 million of franchise rights acquired impairments, the impact of the $10.8 million of transaction costs related to the review of strategic alternatives to strengthen our balance sheet, the net impact of the $18.5 million of 2024 plan restructuring charges, the reversal of $0.9 million of 2023 plan restructuring charges and the reversal of $0.2 million of 2022 plan restructuring charges, the impact of the $3.9 million of former CEO separation expenses and the impact of the $1.1 million of other. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Reducing leverage is a capital structure priority for the Company. As of March 29, 2025, our total debt less unamortized deferred financing costs and unamortized debt discount/net loss ratio was (22.8)x. As of March 29, 2025, our net debt/Adjusted EBITDAS ratio was 8.2x.

The table below sets forth the reconciliation for net debt, a non-GAAP financial measure, to total debt, the most comparable GAAP financial measure, for the three months ended:

(in millions)

March 29, 2025
Total debt	$1,616.3
Less: Unamortized deferred financing costs	6.4
Less: Unamortized debt discount	6.9
Less: Cash on hand	236.3
Net debt	$1,366.7

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 29, 2025, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2024 have not materially changed from December 28, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2025, the end of the first quarter of fiscal 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the first quarter of fiscal 2025, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2024 other than as set forth below.

Our ability to meet our debt service obligations may be adversely impacted if our debt is accelerated due to our anticipated event of default under our Revolving Credit Facility.

As of March 29, 2025, our total debt was $1,616.3 million, consisting of $945.0 million of borrowings under our Term Loan Facility that mature on April 13, 2028, $500.0 million in aggregate principal amount of Senior Secured Notes that matures on April 15, 2029 and $171.3 million of borrowings under our Revolving Credit Facility that mature on April 13, 2026. Under the terms of our Revolving Credit Facility, if the aggregate principal amount of extensions of credit (inclusive of outstanding letters of credit) under the Revolving Credit Facility as of any fiscal quarter end exceeds 35%, or $61.3 million, of the aggregate revolving commitments, we are required to be in compliance with a consolidated first lien secured net leverage ratio not to exceed 5.25:1.00 through and including the first fiscal quarter of 2025 and not to exceed 5.00:1.00 thereafter. Our consolidated first lien secured net leverage ratio as of March 29, 2025 was 7.37:1.00, and we will not be able to meet the 5.25:1.00 consolidated first lien secured net leverage ratio as of March 29, 2025 when tested in the coming weeks. Accordingly, the Company expects an event of default to occur under the Revolving Credit Facility upon the delivery of the next compliance certificate and the expiration of the applicable cure period, which is to occur on or before June 4, 2025.

Our ability to meet our debt service obligations may be impacted by the anticipated event of default under the Revolving Credit Facility which may result in acceleration of our indebtedness. We do not currently expect to receive a waiver and, as a result, the maturity of borrowings under the Revolving Credit Facility may be accelerated. If the Revolving Credit Facility is accelerated, the Term Loan Facility and Senior Secured Notes may be accelerated as the Term Loan Facility and Senior Secured Notes contain cross-default and/or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness, including making interest and principal payments, and we may not be able to borrow sufficient funds to refinance such indebtedness. Any such acceleration likely would independently cause us to file for bankruptcy.

We may be subject to other risks and uncertainties associated with a potential restructuring transaction if, as anticipated, it is implemented through a bankruptcy.

We have engaged in substantive discussions with certain of our creditors, and we expect that these discussions will result in a restructuring transaction that we anticipate will imminently be implemented through Chapter 11 Cases. If such Chapter 11 Cases are commenced, the Company and its applicable affiliates would be expected to continue to operate the business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court of the applicable jurisdiction and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company would plan to seek approval of customary first day motions to ensure its ability to continue operating in the ordinary course of business both domestically and internationally, including authority to pay employee wages and benefits and vendors and suppliers in the ordinary course of business, but there can be no assurance as to how quickly such motions would be approved.

Our operations and ability to execute our business plan, our financial condition and our liquidity during any Chapter 11 Cases would be subject to the risks and uncertainties associated with the filing thereof. These risks include the following: our ability to confirm and consummate any plan of reorganization; our ability to obtain and/or maintain court approval with respect to motions filed in any Chapter 11 Cases from time to time; our ability to maintain our relationships with our vendors, members, employees and other third parties; the impact of negative publicity associated with a bankruptcy filing on our business; our ability to maintain contracts that are critical to our operations; our ability to execute on our business plan; our ability to attract, motivate and retain key employees and our management team; the high costs of bankruptcy and related fees; the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us; the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or examiner, or to convert any Chapter 11 Cases to a Chapter 7 proceeding; the actions and decisions of our creditors and other third parties who have interests in any Chapter 11 Cases that may be inconsistent with our plans; our ability to remain listed on The Nasdaq Stock Market LLC (“Nasdaq”); and uncertainties and continuing risks associated with our ability to achieve our stated goals.

Given the inherent uncertainties associated with our discussions with creditors, any resolution through a restructuring support agreement and bankruptcy process is uncertain and our business may be adversely impacted, including by experiencing a loss of members and vendors who may be concerned about our long-term prospects. In addition, the filing of Chapter 11 Cases could affect our business and operations in various ways and we cannot predict the timing and impact of events that may occur during such time, including negative publicity and the need to seek court or creditor approval for certain actions.

The negotiations regarding potential restructuring transactions have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations.

Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on potential restructuring transactions (including the anticipated Chapter 11 Cases). This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the restructuring transactions are protracted. During the pendency of any restructuring transactions, our employees may face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet member expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Our common stock may be delisted from Nasdaq and there is no guarantee that our common stock will be regularly traded on the over-the-counter markets.

The shares of our common stock are currently listed on Nasdaq under the symbol “WW.” In the event of filing of the Chapter 11 Cases, we anticipate that our shares would be suspended from trading and may eventually be delisted from Nasdaq.

There can be no assurance that the Company will be able to maintain its listing on Nasdaq during the pendency of any Chapter 11 Cases. If Nasdaq determines to continue the listing of our common stock during any bankruptcy reorganization, we would nevertheless be required to satisfy all requirements for listing, upon emerging from bankruptcy proceedings. There is no guarantee we could satisfy all requirements for initial listing upon emergence from any potential bankruptcy proceeding or be able to list any new common equity for a reorganized Company.

Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock is likely to become more volatile. Delisting may also reduce the number of investors willing to hold or acquire our common stock and negatively impact our ability to access equity markets and obtain financing. Delisting would also be expected to negatively impact your ability to sell or otherwise transact in our common stock.

If our shares are suspended from trading on Nasdaq, our common stock would be expected to be quoted in the OTC Pink Current Market. The OTC Pink Current Market is a significantly more limited market than Nasdaq, and quotation on the OTC Pink Current Market will likely result in a less liquid market for existing and potential holders of the common stock to trade our common stock and could further depress the trading price of our common stock. There is no guarantee that our common stock would be regularly traded on the over-the-counter markets, and accordingly, our common stock could become illiquid. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on this market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

Our new compounded GLP-1 offering exposes us to a variety of risks that could result in an adverse impact on our reputation, business and ability to effectively compete. In addition, due to changes in the regulatory environment, we will no longer be offering compounded semaglutide after May 22, 2025.

In October 2024, WeightWatchers Clinic began offering to eligible clinical members access to compounded semaglutide, a GLP-1 prescription medication, sourced via a 503B outsourcing facility (the “Manufacturing Supplier”) and dispensed by a licensed 503A pharmacy (“Dispensing Pharmacy”). A 503B outsourcing facility must meet certain conditions under Section 503B of the Federal Food, Drug and Cosmetic Act (the “FDCA”), including registration with the U.S. Food and Drug Administration (the “FDA”). The facility must also operate in compliance with the FDA’s Current Good Manufacturing Practice (cGMP) regulations and guidance and is subject to FDA inspection relating to compliance with cGMPs. If the Manufacturing Supplier or any of its compounded products are found by the FDA not to satisfy the criteria set forth in Section 503B, it may not be able to fulfill the prescriptions prescribed by the WeightWatchers Clinic clinicians, which could have an adverse effect on our business. Compounding pharmacies and 503B outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies, and a governmental inquiry or action or litigation could be brought against us, our affiliated medical practices, the Dispensing Pharmacy or the Manufacturing Supplier relating to GLP-1 compounding activities. In such a case, we may experience negative publicity and reputational harm. Manufacturers of the branded GLP-1 medications also have brought private actions against compounders and outsourcing facilities, as well as prescribers of compounded medications, including against med-spas, medical practices and telehealth providers, and such action or litigation could be brought against us or our affiliated medical practices. The Manufacturing Supplier is legally permitted to produce compounded semaglutide injection while the approved branded GLP-1 drug products (i.e., Ozempic and Wegovy) (the “Drug Products”) appear on the FDA drug shortage list. The Drug Products were added to the FDA drug shortage list in 2022. In a Declaratory Order issued on February 21, 2025, the FDA determined that the semaglutide injection product shortage is resolved and removed the Drug Products from the shortage list. As part of the Declaratory Order, the FDA stated that 503A pharmacies will be permitted to compound injectible semaglutide until the later of the date of the district court’s decision on the plaintiffs’ preliminary injunction motion in Outsourcing Facilities Association (OFA) v. FDA, 4:25-cv-00174 (N.D. Tex.) (“OFA Case”), or April 22, 2025 and that 503B outsourcing facilities will be permitted to compound injectible semaglutide until the later of the date of such district court decision or May 22, 2025. On April 24, 2025, the district court in the OFA Case denied OFA’s request for preliminary injunction. As a result, 503B outsourcing facilities will no longer be permitted to compound injectible semaglutide beginning on May 22, 2025. The Manufacturing Supplier must operate in compliance with the FDA’s requirements and produce compounded semaglutide only during the applicable period of enforcement discretion and may not be able to fulfill the prescriptions prescribed by the WeightWatchers Clinic clinicians after the expiration of such period. In light of the resolution of the OFA litigation and the imminent deadline by which 503B outsourcing facilities must stop producing compounded semaglutide, on May 22, 2025 we will cease our offering that includes the compounded medication, which could adversely impact our business and results of operations. We are preparing transition plans for WeightWatchers Clinic members that will both comply with FDA requirements and prioritize patient continuity of care, transitioning WeightWatchers Clinic members to other available and suitable medications, such as branded GLP-1s and oral medications. However, there can be no assurance that WeightWatchers Clinic members will be able to be successfully transitioned to other medications to the same extent, or at all, due to a variety of factors, including some outside of our control. This transition is occurring earlier in 2025 than we initially anticipated and may result in near term headwinds within our WeightWatchers Clinic business.

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

During the transition period that we continue to offer access to compounded medication, our business could be negatively impacted by perceived risks associated with compounded medications. Certain compounding pharmacies and 503B outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage. We or the Manufacturing Supplier or Dispensing Pharmacy may also face allegations, litigation, and regulatory investigations under federal or state laws related to the marketing, fulfillment, distribution, and/or sale of these products. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Such litigation or regulatory proceedings and investigations, FDA shortage list implications, unexpected side effects or safety or efficacy concerns with our compounded semaglutide offering (or GLP-1s as a class) or related negative publicity could have an adverse effect on our reputation, business and ability to effectively compete.

Our business is subject to legislative and regulatory restrictions.

A number of laws and regulations govern our advertising and marketing, services, products, operations and relations with consumers, licensees, franchisees, coaches, guides, employees and government authorities in the countries in which we operate.

Certain federal, state and foreign agencies, such as the U.S. Federal Trade Commission (the “FTC”) and the U.S. Food and Drug Administration (the “FDA”), regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, labeling, privacy, consumer pricing and billing arrangements, and other consumer protection matters. In addition, the FTC recently announced a final “click-to-cancel” rule that will require providers of subscription services like ourselves to make it as easy for consumers to cancel their enrollment as it was to sign up. Other jurisdictions and states, such as California, have adopted similar and even more restrictive legislation. This new legislation and regulation could have a material negative impact on our business by resulting in an increase in subscription terminations. A determination by a federal, state or foreign agency, or a court in connection with a governmental enforcement action or private litigation, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions on our business operations. For example, during the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017.

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

Laws and regulations directly applicable to communications, operations (including the use and treatment of personal data) or commerce over the Internet, such as those governing consumer protection, intellectual property, privacy and taxation, continue to evolve. Recent examples include the enactment of the European General Data Protection Regulation, the California Consumer Privacy Act and the California Privacy Rights Act. If we are required to comply with new laws or regulations or interpretations of existing laws or regulations that differ from our interpretations, or if we are unable to comply with these laws, regulations or interpretations, our business and results of operations could be adversely affected.

Future laws or regulations, including laws or regulations affecting our advertising and marketing practices, consumer pricing and billing arrangements, use and treatment of personal data, relations with consumers, employees, coaches, guides, brand ambassadors, spokespersons, social media influencers, licensees or franchisees, or our services and products, may have an adverse impact on us.

For additional information regarding the legislative and regulatory restrictions applicable to our Clinical business, see our other Risk Factors regarding our Clinical business in our Annual Report on Form 10-K for fiscal 2024.

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

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended March 29, 2025, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5–1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

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

†*Exhibit 10.1	Offer Letter, dated January 30, 2024, by and between WW International, Inc. and Jacqueline Cooke.

†*Exhibit 10.2	Retention Award Agreement, dated February 25, 2025, by and between WW International, Inc. and Jacqueline Cooke.

†*Exhibit 10.3	Offer Letter, dated April 2, 2024, by and between WW International, Inc. and Donna Boyer.

†*Exhibit 10.4	Transition Agreement and General Release, dated as of April 4, 2025, by and between WW International, Inc. and Donna Boyer.

†*Exhibit 10.5	Offer Letter, dated as of November 26, 2024, by and between WW International, Inc. and Felicia DellaFortuna.

†*Exhibit 10.6	Retention Award Agreement, dated February 25, 2025, by and between WW International, Inc. and Felicia DellaFortuna.

†*Exhibit 10.7	Employment Agreement, dated February 26, 2025, by and between WW International, Inc. and Tara Comonte.

†*Exhibit 10.8	Form of Continuity Agreement between WW International, Inc. and certain key executives (Chief Financial Officer and Chief Legal Officer).

*Exhibit 31.1	Rule 13a-14(a) Certification by Tara Comonte, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Felicia DellaFortuna, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

† Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: May 6, 2025	By:	/s/ Tara Comonte
Tara Comonte
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Felicia DellaFortuna
Felicia DellaFortuna
Chief Financial Officer (Principal Financial Officer)