Form 10-Q
period 2025-06-30
WW INTERNATIONAL, INC.
filed 2025-08-11
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-16769

WW INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Virginia	11-6040273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 West 18th Street, 7th Floor, New York, New York 10011

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 589-2700

Former fiscal year: January 3, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of common stock outstanding as of July 29, 2025 was 9,986,928.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	Successor	Predecessor
	June 30,	December 28,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,379	$53,024
Restricted cash	33,048	3,003
Receivables (net of allowances: June 30, 2025 - $0 and December 28, 2024 - $3,166)	11,712	14,428
Prepaid income taxes	41,346	11,676
Prepaid marketing and advertising	5,707	4,969
Prepaid expenses and other current assets	19,028	15,548
TOTAL CURRENT ASSETS	263,220	102,648
Property and equipment, net	9,690	15,798
Operating lease assets	3,505	42,047
Goodwill	199,053	239,583
Other intangible assets, net	527,566	115,762
Deferred income taxes	16,727	16,686
Other noncurrent assets	13,357	17,752
TOTAL ASSETS	$1,033,118	$550,276
LIABILITIES AND TOTAL EQUITY DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$9,099	$8,168
Accounts payable	10,198	17,803
Salaries and wages payable	34,419	53,143
Accrued marketing and advertising	11,927	12,805
Accrued interest	1,006	11,322
Deferred acquisition payable	—	15,503
Other accrued liabilities	40,418	20,593
Income taxes payable	3,038	2,339
Deferred revenue	29,954	31,655
TOTAL CURRENT LIABILITIES	140,059	173,331
Long-term debt, net	465,518	1,430,643
Long-term operating lease liabilities	2,601	44,322
Deferred income taxes	43,304	14,762
Other noncurrent liabilities	667	1,590
TOTAL LIABILITIES	652,149	1,664,648
TOTAL EQUITY (DEFICIT)
Successor common stock, $0 par value; 1,000,000 shares authorized; 10,000 shares issued at June 30, 2025	378,533	—
Predecessor common stock, $0 par value; 1,000,000 shares authorized; 130,048 shares issued at December 28, 2024	—	—
Predecessor treasury stock, at cost, 49,997 shares at December 28, 2024	—	(3,024,710)
Retained earnings	1,254	1,936,170
Accumulated other comprehensive income (loss)	1,182	(25,832)
TOTAL EQUITY (DEFICIT)	380,969	(1,114,372)
TOTAL LIABILITIES AND TOTAL EQUITY (DEFICIT)	$1,033,118	$550,276

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	March 30, 2025	Three Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Subscription revenues, net	$12,078	$175,773	$199,956
Other revenues, net	89	1,224	2,117
Revenues, net	12,167	176,997	202,073
Cost of subscription revenues	3,258	46,439	64,023
Cost of other revenues	—	50	756
Cost of revenues	3,258	46,489	64,779
Gross profit	8,909	130,508	137,294
Marketing expenses	2,784	32,093	53,696
Product development expenses	686	14,160	10,732
Selling, general and administrative expenses	2,853	42,851	36,933
Operating income	2,586	41,404	35,933
Reorganization items, net	—	(1,143,918)	—
Interest expense	923	11,061	28,577
Other expense (income), net	932	4,478	(78)
Income before income taxes	731	1,169,782	7,434
Benefit from income taxes	(523)	(20,906)	(15,835)
Net income	$1,254	$1,190,688	$23,269
Earnings per share
Basic	$0.13	$14.81	$0.29
Diluted	$0.13	$14.67	$0.29
Weighted average common shares outstanding
Basic	10,000	80,419	79,483
Diluted	10,000	81,165	79,825

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Subscription revenues, net	$12,078	$360,953	$404,012
Other revenues, net	89	2,615	4,609
Revenues, net	12,167	363,568	408,621
Cost of subscription revenues	3,258	100,026	131,839
Cost of other revenues	—	158	1,688
Cost of revenues	3,258	100,184	133,527
Gross profit	8,909	263,384	275,094
Marketing expenses	2,784	110,871	143,858
Product development expenses	686	25,281	23,237
Selling, general and administrative expenses	2,853	78,480	83,410
Franchise rights acquired impairments	—	27,549	257,988
Operating income (loss)	2,586	21,203	(233,399)
Reorganization items, net	—	(1,143,918)	—
Interest expense	923	38,664	53,304
Other expense (income), net	932	6,685	(1,683)
Income (loss) before income taxes	731	1,119,772	(285,020)
(Benefit from) provision for income taxes	(523)	1,669	39,613
Net income (loss)	$1,254	$1,118,103	$(324,633)
Earnings (net loss) per share
Basic	$0.13	$13.93	$(4.09)
Diluted	$0.13	$13.80	$(4.09)
Weighted average common shares outstanding
Basic	10,000	80,271	79,345
Diluted	10,000	80,998	79,345

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	March 30, 2025	Three Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Net income	$1,254	$1,190,688	$23,269
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,182	7,444	(616)
Income tax benefit on foreign currency translation loss	—	—	140
Foreign currency translation gain (loss), net of taxes	1,182	7,444	(476)
Total other comprehensive income (loss)	1,182	7,444	(476)
Comprehensive income	$2,436	$1,198,132	$22,793

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Net income (loss)	$1,254	$1,118,103	$(324,633)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,182	10,706	(4,504)
Income tax benefit on foreign currency translation loss	—	—	1,125
Foreign currency translation gain (loss), net of taxes	1,182	10,706	(3,379)
Loss on derivatives	—	—	(3,473)
Income tax benefit on loss on derivatives	—	—	757
Loss on derivatives, net of taxes	—	—	(2,716)
Total other comprehensive income (loss)	1,182	10,706	(6,095)
Comprehensive income (loss)	$2,436	$1,128,809	$(330,728)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Equity (Deficit)

(IN THOUSANDS)

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at March 30, 2024 (Predecessor)	—	$—	130,048	$—	50,803	$(3,062,005)	$(16,919)	$1,966,625	$(1,112,299)
Comprehensive income (loss)	—	—	—	—	—	—	(476)	23,269	22,793
Issuance of treasury stock under stock plans	—	—	—	—	(459)	21,326	—	(21,843)	(517)
Compensation expense on share-based awards	—	—	—	—	—	—	—	2,740	2,740
Balance at June 29, 2024 (Predecessor)	—	$—	130,048	$—	50,344	$(3,040,679)	$(17,395)	$1,970,791	$(1,087,283)

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss (Income)	Earnings	Total
Balance at March 29, 2025 (Predecessor)	—	$—	130,048	$—	49,788	$(3,015,138)	$(22,570)	$1,854,785	$(1,182,923)
Comprehensive income	—	—	—	—	—	—	7,444	1,190,688	1,198,132
Issuance of treasury stock under stock plans	—	—	—	—	(330)	14,974	—	(15,026)	(52)
Compensation expense on share-based awards	—	—	—	—	—	—	—	3,173	3,173
Cancellation of Predecessor equity	—	—	(130,048)	—	(49,458)	3,000,164	15,126	(3,033,620)	(18,330)
Issuance of Successor equity	10,000	378,533	—	—	—	—	—	—	378,533
Balance at June 24, 2025 (Predecessor)	10,000	$378,533	—	$—	—	$—	$—	$—	$378,533

Balance at June 25, 2025 (Successor)	10,000	$378,533	—	$—	—	$—	$—	$—	$378,533
Comprehensive income	—	—	—	—	—	—	1,182	1,254	2,436
Balance at June 30, 2025 (Successor)	10,000	$378,533	—	$—	—	$—	$1,182	$1,254	$380,969

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total EQUITY (Deficit)

(IN THOUSANDS)

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 30, 2023 (Predecessor)	—	$—	130,048	$0	50,859	$(3,064,628)	$(11,300)	$2,314,834	$(761,094)
Comprehensive loss	—	—	—	—	—	—	(6,095)	(324,633)	(330,728)
Issuance of treasury stock under stock plans	—	—	—	—	(515)	23,949	—	(24,551)	(602)
Compensation expense on share-based awards	—	—	—	—	—	—	—	5,141	5,141
Balance at June 29, 2024 (Predecessor)	—	$—	130,048	$0	50,344	$(3,040,679)	$(17,395)	$1,970,791	$(1,087,283)

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	(Loss) Income	Earnings	Total
Balance at December 28, 2024 (Predecessor)	—	$—	130,048	$—	49,997	$(3,024,710)	$(25,832)	$1,936,170	$(1,114,372)
Comprehensive income	—	—	—	—	—	—	10,706	1,118,103	1,128,809
Issuance of treasury stock under stock plans	—	—	—	—	(539)	24,546	—	(24,685)	(139)
Compensation expense on share-based awards	—	—	—	—	—	—	—	4,032	4,032
Cancellation of Predecessor equity	—	—	(130,048)	—	(49,458)	3,000,164	15,126	(3,033,620)	(18,330)
Issuance of Successor equity	10,000	378,533	—	—	—	—	—	—	378,533
Balance at June 24, 2025 (Predecessor)	10,000	$378,533	—	$—	—	$—	$—	$—	$378,533

Balance at June 25, 2025 (Successor)	10,000	$378,533	—	$—	—	$—	$—	$—	$378,533
Comprehensive income	—	—	—	—	—	—	1,182	1,254	2,436
Balance at June 30, 2025 (Successor)	10,000	$378,533	—	$—	—	$—	$1,182	$1,254	$380,969

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Operating activities:
Net income (loss)	$1,254	$1,118,103	$(324,633)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	1,681	14,201	19,948
Amortization of deferred financing costs and debt discount	—	1,766	2,509
Impairment of franchise rights acquired	—	27,549	257,988
Impairment of intangible and long-lived assets	—	97	197
Share-based compensation expense	—	4,032	5,141
Deferred tax benefit	—	(4,503)	(14,948)
Allowance for doubtful accounts	—	(1,131)	5,447
Reserve for inventory obsolescence	—	(1)	134
Foreign currency exchange rate loss (gain)	933	6,717	(1,249)
Non-cash reorganization items, net	—	(1,176,532)	—
Changes in cash due to:
Receivables	466	4,280	4,846
Inventories	—	3	30
Prepaid expenses	586	(31,281)	18,956
Accounts payable	406	(8,237)	6,598
Accrued liabilities	6,178	15,084	(36,825)
Deferred revenue	47	(2,914)	142
Other long-term assets and liabilities, net	—	(2,236)	(16,076)
Income taxes	(43)	580	33,819
Cash provided by (used for) operating activities	11,508	(34,423)	(37,976)
Investing activities:
Capital expenditures	—	(87)	(730)
Capitalized software and website development expenditures	(188)	(6,253)	(9,376)
Other items, net	—	(1)	(5)
Cash used for investing activities	(188)	(6,341)	(10,111)
Financing activities:
Borrowings on revolving credit facility	—	171,341	—
Financing costs	—	(1,298)	—
Taxes paid related to net share settlement of equity awards	—	(145)	(629)
Cash paid for acquisitions	—	(16,000)	(16,500)
Other items, net	—	—	(3)
Cash provided by (used for) financing activities	—	153,898	(17,132)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	544	3,966	(1,438)
Net increase (decrease) in cash and cash equivalents and restricted cash	11,864	117,100	(66,657)
Cash and cash equivalents and restricted cash, beginning of period	173,620	56,520	109,366
Cash and cash equivalents and restricted cash, end of period	$185,484	$173,620	$42,709

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc., all of its subsidiaries and the variable interest entities of which WW International, Inc. is the primary beneficiary. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Behavioral” business refers to providing subscriptions to the Company’s digital product offerings with the option to add on unlimited access to the Company’s workshops. The Company’s “Clinical” business refers to providing subscriptions to the Company’s clinical product offerings provided by WeightWatchers Clinic combined with the Company’s digital subscription product offerings and unlimited access to the Company’s workshops.

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

Beginning in the Successor Period (as defined below), the Company began reporting product development costs separately within the unaudited consolidated statements of operations. Product development costs include personnel-related costs such as salaries, benefits, and stock-based compensation as well as engineering, design, data, and other costs related to product development, such as software licenses. Product development costs were also recast in the Predecessor Periods (as defined below). Prior period amounts have been reclassified to conform with the current period presentation.

These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2024 filed on February 28, 2025, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

Emergence from Bankruptcy

On May 6, 2025 (the “Petition Date”), WW International, Inc. and its subsidiaries WW North America Holdings, LLC, WW Canada Holdco, Inc., WW.com, LLC, W Holdco, Inc., WW Health Solutions, Inc., Weekend Health, Inc. and WW NewCo, Inc. (the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). Subsequently, on May 30, 2025, the Debtors filed with the Court the First Amended Joint Prepackaged Plan of Reorganization of WW International, Inc. and its Debtor Affiliates, Docket No. 143 (as supplemented, the “Plan”), and on June 24, 2025 (the “Emergence Date”), the Debtors emerged from the Chapter 11 Cases in accordance with the Plan. Refer to Note 2 “Emergence from Voluntary Reorganization under Chapter 11” for additional information.

Between the Petition Date and the Emergence Date, the Debtors entered into certain first day motions and received approval from the Court to take certain operating actions under the supervision of the Court. The effect of the Debtors’ emergence from bankruptcy has been applied to the financial statements as of close of business on June 24, 2025. As used herein, the following terms refer to the Company and its operations:

“Predecessor”	The Company, prior to and including the Emergence Date
“Current Predecessor Period”	The Company’s operations, March 30, 2025 through June 24, 2025 and December 29, 2024 through June 24, 2025
“Successor”	The Company, after the Emergence Date
“Successor Period”	The Company’s operations, June 25, 2025 through June 30, 2025

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In accordance with the application of fresh start accounting, the Company allocated its reorganization value to its individual assets and liabilities based on their estimated fair value. Accordingly, the Successor’s unaudited consolidated financial statements after June 24, 2025 are not comparable with the Predecessor’s unaudited consolidated financial statements as of or prior to that date. The fair value of the assets and liabilities following the reorganization may differ from their recorded values as reflected on the historical balance sheet of the Predecessor.

All estimates, assumptions, valuations and financial projections related to fresh start accounting, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, no assurances can be provided that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.

The Debtors applied ASC 852, Reorganizations (“ASC 852”) during the period from the Petition Date to the Emergence Date. The prepetition liabilities that are unsecured, under-secured or where it could not be determined that the liabilities are fully secured, were classified to “Liabilities subject to compromise” through the Emergence Date (see Note 3 “Fresh Start Accounting”). For the period from the Petition Date to the Emergence Date, the Predecessor prepared the unaudited financial statements by distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including fresh start valuation adjustments and gains on liabilities subject to compromise, were recorded as reorganization items, net in the unaudited consolidated statements of operations in the Current Predecessor Period.

Due to the lack of comparability with historical financial statements, the Company’s unaudited financial statements and related footnotes are presented with a “black line” that separates the Predecessor and Successor Periods to emphasize the lack of comparability between amounts presented after the Emergence Date and amounts presented for all prior periods. The Successor’s financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material. Refer to Note 3 “Fresh Start Accounting” for additional information.

Fiscal Year Change

Following emergence from bankruptcy, the Company changed its fiscal year end from a 52-53 week year ending on the Saturday closest to December 31, and the respective quarterly periods, to a calendar year ending on December 31 with quarterly periods ended March 31, June 30 and September 30. The Company made the fiscal year change on a prospective basis and prior periods were not adjusted.

Liquidity and Going Concern

As noted above, the Debtors voluntarily commenced and completed a prepackaged bankruptcy filing under Chapter 11 of the Bankruptcy Code to restructure the Company’s debt and allow increased operating cash flow for funding its operations and strategic initiatives. The Company has experienced and expects to continue to experience significant disruption and competitive pressures, including shifts in consumer behavior in the weight loss category. There is also a rapid proliferation of GLP-1 and other medications available as weight-loss options, an evolving regulatory landscape, and significantly increased competition from new entrants. These factors have negatively impacted the Company’s business.

The Successor has assessed the impact of the current disruption and competitive pressures on its liquidity requirements over the next 12 months. To support this assessment, the Successor has analyzed the following factors: (1) its current financial condition, including available liquidity sources; (2) both conditional and unconditional obligations that are due or anticipated, including any required prepayments of excess cash under the senior secured credit agreement described in Note 8; (3) the funds necessary to sustain operations in light of its current financial condition, obligations, and expected cash flows; and (4) any other conditions or events that may adversely impact the Successor’s ability to meet its obligations for at least one year after the issuance date of the financial statements. Based on such evaluation, the Successor has concluded that it is probable the Successor will have sufficient liquidity to meet its future cash needs with cash and cash equivalents and cash flows from operations for at least one year after the issuance date of the financial statements as the restructuring of its debt significantly reduced the amount of outstanding debt and ongoing interest payments.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Successor’s principal sources of liquidity are cash flows from operations and cash and cash equivalents. The Successor had unrestricted cash on hand of $152,379 as of June 30, 2025 (Successor). The Company also had a senior secured credit agreement (the “Senior Secured Credit Agreement”), which provided for a five-year term loan (the “New Term Loan Facility”) in an aggregate principal amount of $465,000 maturing on June 24, 2030 with required contractual repayments only expected to be annual prepayments to be made for excess cash above $100,000 applicable to the last 10 calendar days of the first quarter. Additionally, as of June 30, 2025 (Successor), the Company had $3,659 in issued but undrawn letters of credit outstanding with Bank of America, N.A., which are permitted under the Senior Secured Credit Agreement and issued pursuant to separate reimbursement and cash collateral agreements. Given the Company’s current and forecasted liquidity position, it does not foresee needing access to additional sources of liquidity in the next 12 months.

2.
Emergence from Voluntary Reorganization under Chapter 11

On May 6, 2025, the Petition Date, the Debtors commenced the Chapter 11 Cases under the Bankruptcy Code in the Court. Subsequently, on May 30, 2025, the Debtors filed with the Court the Plan and on June 17, 2025, the Court entered an order confirming the Plan (the “Confirmation Order”). On June 24, 2025, the Emergence Date, the Debtors emerged from the Chapter 11 Cases in accordance with the Plan.

Plan of Reorganization

On the Emergence Date, all conditions precedent to the effectiveness of the Plan were either satisfied or waived, and the Debtors emerged from the Chapter 11 Cases. In accordance with the Plan and effective as of the Emergence Date:

•
First Lien Claims. The then-outstanding (i) senior secured tranche B term loans maturing on April 13, 2028 (the “Prepetition Term Loan Facility”), (ii) senior secured revolving credit facility (which included borrowing capacity available for letters of credit) maturing on April 23, 2026 (the “Prepetition Revolving Credit Facility”), and (iii) senior secured notes maturing on April 15, 2029 (the “Prepetition Senior Secured Notes”) (collectively, the “First Lien Claims”) were each discharged and terminated. Each holder of a First Lien Claim received a pro rata interest in a new senior secured credit agreement, which provides for a five-year term loan in an aggregate principal amount of $465,000 maturing on June 24, 2030 (the “New Term Loan Facility”) as well as a pro rata share of 91% of the equity of the Successor (the “Successor Common Stock”), subject to dilution by the Management Incentive Plan (defined below). Refer to Note 8, Long-Term Debt, for additional information.
•
Cancellation of Prior Equity Interests. The then-outstanding equity interests of the Predecessor as of the Emergence Date were canceled. Holders of these equity interests received 9% of the Successor Common Stock, subject to dilution by the Management Incentive Plan (defined below) which was allocated, in accordance with the Plan, based on milestones set forth in the restructuring support agreement.
•
General Unsecured Claims. Holders of general unsecured claims received or will receive payment in full in cash, reimbursement, or such other treatment rendering such general unsecured claim unimpaired. The Company has materially completed its claims reconciliation process, and all unimpaired claims will be settled in the ordinary course.
•
Settlement of Claims and Fees. Administrative expense claims including professional fee claims, priority tax claims, restructuring expenses and fees payable to U.S. Trustee were or will be paid in full.
•
Management Incentive Plan. The Plan contemplates that, on or after the Emergence Date, WW International, Inc.’s Board of Directors (the “Board”) shall be authorized to adopt and institute a management incentive plan (the “Management Incentive Plan”), providing for the issuance of equity or equity-based awards equal to up to 10% of the shares of Successor common stock. On June 24, 2025, in accordance with the Plan, the Board approved the WW International, Inc. 2025 Stock Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes (i) 1,000 shares of Successor common stock for use with respect to awards under the 2025 Plan, subject to adjustment as provided in the 2025 Plan, and (ii) awards in the form of option, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash awards (including performance-based awards) to eligible participants, which include employees, directors and other services providers of the Company. The 2025 Plan is administered by the Compensation and Benefits Committee of the Board and has a term of ten years from the date of approval by the Board. No stock-based awards were issued in the Successor Period.
•
Charter and Bylaws. Pursuant to the Plan, the Company amended and restated its articles of incorporation and bylaws, each of which became effective on the Emergence Date.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

•
Board of Directors. Pursuant to the Plan, on the Emergence Date, Steven M. Altschuler, Tracey D. Brown, Denis F. Kelly, Thilo Semmelbauer and William H. Shrank ceased to be members of the Board, and four new directors were appointed: Eugene I. Davis, J. Carney Hawkes, Michael Mason, and Nikolaj Sjoqvist. Tara Comonte and Julie Bornstein continued as directors.

Reorganization Items, net

Any expenses, losses and gains incurred or realized as of or subsequent to the Petition Date through the Emergence Date and as a direct result of the Chapter 11 Cases are recorded within reorganization items, net on the Company’s unaudited consolidated statements of operations. For the Current Predecessor Period, the Company recorded a reorganization gain of $1,143,918 which consisted of the following items:

Predecessor
Period from
March 30, 2025
through June 24, 2025
Write-off of prepetition deferred financing costs and original issue discount	$13,638
Gain on settlement of liabilities subject to compromise (see Note 3)	(812,511)
Bankruptcy-related professional fees and other income, net	32,615
Impairment of the Corporate Headquarters right-of-use lease asset	32,660
Write-off of leasehold improvements related to the Corporate Headquarters	10,371
Fresh start valuation adjustments (see Note 3)	(420,691)
Reorganization items, net	$(1,143,918)

3.
Fresh Start Accounting

Adoption of Fresh Start Accounting

In connection with the emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and adopted fresh start accounting on the Emergence Date because (1) the holders of the then-existing common shares of the Predecessor received less than 50% of the Common Stock shares of the Successor outstanding upon emergence and (2) the reorganization value of the emerging entity’s assets immediately prior to confirmation of the Plan of $1,023,549 was less than the total of all post-petition liabilities and allowed claims of $1,797,341.

With the application of fresh start accounting, the Company allocated its reorganization value to its individual assets and liabilities based on their estimated fair value. Accordingly, the unaudited consolidated financial statements after June 24, 2025 are not comparable with the consolidated financial statements as of or prior to that date. The fair value of the assets and liabilities following the reorganization may differ from their recorded values as reflected on the historical balance sheet of the Predecessor.

Reorganization Value

The reorganization value derived from the range of enterprise values associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values. Under ASC 852, reorganization value generally approximates the fair value of the entity before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets immediately after the effects of the restructuring. The Plan confirmed by the Court estimated a range of enterprise values between $500,000 and $900,000, with the midpoint determined to be the most appropriate value.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table reconciles the enterprise value to the reorganization value of Successor’s assets that has been allocated to the Company’s individual assets as of the Emergence Date:

Emergence Date
Enterprise value	$700,000
Plus: Excess cash and cash equivalents	90,585
Plus: Current liabilities excluding debt	133,079
Plus: Long-term liabilities excluding debt	46,419
Plus: Net working capital adjustment	53,466
Reorganization value of Successor’s assets	$1,023,549

The following table reconciles the enterprise value to the total implied equity value of the Successor as of the Emergence Date:

Emergence Date
Enterprise value	$700,000
Plus: Excess cash and cash equivalents	90,585
Less: Fair value of exit debt facility net of deferred financing costs	(465,518)
Plus: Net working capital adjustment	53,466
Total implied equity value	$378,533

Management determined, with the assistance of its advisors, the enterprise and corresponding equity value of the Successor using various valuation methods, including (i) discounted cash flow analysis (“DCF”), (ii) public comparable analysis and (iii) precedent transaction analysis. The use of each approach provides corroboration for the other approaches.

DCF Analysis. The DCF analysis is an enterprise valuation methodology that estimates the value of an asset or business by calculating the present value of expected future cash flows to be generated by that asset or business plus a present value of the estimated terminal value of that asset or business. The DCF analysis used estimated debt-free and after-tax free cash flows. These cash flows were then discounted at a range of estimated weighted average costs of capital (“Discount Rate”). The Discount Rate reflects the estimated blended rate of return that would be expected by debt and equity investors to invest in the Company’s businesses based on a target capital structure. The enterprise value was determined by calculating the present value of the Company’s unlevered after-tax free cash flows plus an estimate for the value of the Company beyond the period covered by the projections reviewed known as the terminal value.

Selected Publicly Traded Companies Analysis. The selected publicly traded companies analysis is based on the enterprise values of selected publicly traded companies that have operating and financial characteristics comparable in certain respects to the Company. For example, such characteristics may include similar industry, size, and scale of operations, operating margins, growth rates, and geographical exposure. Under this methodology, certain financial multiples that measure financial performance and value are calculated for each selected company and then applied to the Company’s financial statements to imply an enterprise value for the Company. Management, with the assistance of its advisors, used, among other measures, enterprise value (defined as market value of equity, plus book value of debt and book value of preferred stock and minority interests, less cash, subject to adjustments for underfunded obligations and other items where appropriate) for each selected company as a multiple of such company’s publicly available consensus projected EBITDA for fiscal years 2025 and 2026. Although the selected companies were used for comparison purposes, no selected publicly traded company is either identical or directly comparable to the Company or its businesses. Accordingly, the comparison of selected publicly traded companies to the Company and its businesses, and its analysis of the results of such comparisons, was not purely mathematical, but instead involved considerations and judgments concerning differences in operating and financial characteristics and other factors that could affect the relative values of the selected publicly traded companies and the Company. The selection of appropriate companies for this analysis is a matter of judgment and subject to limitations due to sample size and the public availability of meaningful market-based information.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Selected Transaction Analysis. The selected transactions analysis is based on the implied enterprise values of companies and assets involved in publicly disclosed merger and acquisition transactions for which the targets had operating and financial characteristics comparable in certain respects to the Company. Under this methodology, the enterprise value of each such target is determined by an analysis of the consideration paid and the net debt assumed in the merger or acquisition transaction. The enterprise value is then compared to a selected financial metric, in this case EBITDA for the Company for fiscal years 2025 and 2026, to determine an enterprise value multiple. In this analysis, the EBITDA enterprise value multiples were utilized to determine a range of implied enterprise value for the Company.

The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in the Company’s valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, the Company cannot provide assurances that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.

Unaudited Consolidated Balance Sheet as of the Emergence Date

The adjustments included in the following fresh start unaudited consolidated balance sheet as of June 24, 2025 reflect the effects of the transactions contemplated by the Plan and executed by the Predecessor on the Emergence Date (reflected in the column Reorganization Adjustments), and fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column Fresh Start Adjustments). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

Intangible Assets

In accordance with ASC 852, with the application of fresh start accounting, the Company allocated its reorganization value to its other individual assets and liabilities based on their estimated fair values, including those of intangible assets and liabilities.

Other intangible assets were measured based upon estimates of the future performance and cash from the Successor at the Emergence Date. Values and economic lives assigned to other intangible assets were based on estimated value and use of these assets by a market participant. Trade names and developed technology-based intangibles were valued under the relief from royalty income approach. The income approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life (Level 3 inputs) and then discounting these after-tax cash flows back to a present value. Database intangibles were valued using the cost approach and direct cost approach. The cost approach determines fair value by estimating the cost to replace or reproduce an asset at current prices and is reduced for functional and economic obsolescence. Customer related intangible assets that were valued using the multi-period excess earnings method. The multi-period excess earnings method is a valuation method that determines fair value by estimating the cash flows solely attributable to that specific asset, after deducting returns on all other assets that contribute to generating those cash flows, and then discounting those asset-specific cash flows to their present value.

The Company has also presented all franchise rights acquired from the Predecessor Period as part of other intangible assets, net.

Debt

In connection with the Debtors’ emergence from bankruptcy, the Company issued the New Term Loan Facility with a par amount of $465,000. The fair value of $466,816 was estimated using a discounted cash flow approach.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The consolidated balance sheet as of the Emergence Date was as follows:

	As of June 24, 2025
		Reorganization		Fresh Start
	Predecessor	Adjustments		Adjustments		Successor
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,008	$(23,423)	(a)	$—		$140,585
Restricted cash	19,007	13,973	(b)	—		32,980
Receivables (net of allowances)	12,115	—		—		12,115
Prepaid income taxes	38,404	—		2,417	(l)	40,821
Prepaid marketing and advertising	6,005	—		—		6,005
Prepaid expenses and other current assets	19,961	—		(131)	(m)	19,830
TOTAL CURRENT ASSETS	259,500	(9,450)		2,286		252,336
Property and equipment, net	3,566	—		6,176	(n)	9,742
Operating lease assets	5,117	—		(1,626)	(o)	3,491
Goodwill	242,422	—		(43,369)	(p)	199,053
Other intangible assets, net	82,145	—		446,855	(q)	529,000
Deferred income taxes	16,988	—		(407)	(r)	16,581
Other noncurrent assets	18,229	—		(4,883)	(s)	13,346
TOTAL ASSETS	$627,967	$(9,450)		$405,032		$1,023,549
LIABILITIES AND TOTAL EQUITY (DEFICIT)
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$514	$6,540	(c)	$2,040	(t)	$9,094
Accounts payable	9,779	—		—		9,779
Salaries and wages payable	21,768	10,670	(d)	—		32,438
Accrued marketing and advertising	9,732	—		—		9,732
Accrued interest	—	—		—		—
Other accrued liabilities	30,840	8,415	(e)	—		39,255
Income taxes payable	2,999	—		—		2,999
Deferred revenue	29,782	—		—		29,782
TOTAL CURRENT LIABILITIES	105,414	25,625		2,040		133,079
Long-term debt, net	—	463,702	(f)	1,816	(u)	465,518
Long-term operating lease liabilities	1,637	39,681	(g)	(38,730)	(v)	2,588
Deferred income taxes	10,759	—		32,408	(r)	43,167
Other noncurrent liabilities	664	—		—		664
Liabilities subject to compromise	1,678,867	(1,678,867)	(h)	—		—
TOTAL LIABILITIES	1,797,341	(1,149,859)		(2,466)		645,016
TOTAL EQUITY (DEFICIT)
Successor common stock	—	378,533	(i)	—		378,533
Predecessor common stock	—	—		—		—
Predecessor treasury stock	(3,000,164)	3,000,164	(j)	—		—
Retained earnings	1,845,916	(2,238,288)	(k)	392,372	(w)	—
Accumulated other comprehensive loss	(15,126)	—		15,126	(x)	—
TOTAL EQUITY (DEFICIT)	(1,169,374)	1,140,409		407,498		378,533
TOTAL LIABILITIES AND TOTAL EQUITY (DEFICIT)	$627,967	$(9,450)		$405,032		$1,023,549

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Balance Sheet Reorganization Adjustments

(a)
Changes in cash and cash equivalents included the following:

Funding of professional fee escrow account	$(10,041)
Payment for bankruptcy-related professional fees and debt issuance costs	(9,425)
Restriction of cash related to Letter of Credit collateralization	(4,025)
Release of cash reserved for utilities	93
Payment for continuing Letter of Credit fee	(25)
Changes in cash and cash equivalents	$(23,423)
(b)
Changes in restricted cash included the following:

Funding of professional fee escrow account	$10,041
Restriction of cash related to Letter of Credit collateralization	4,025
Release of cash reserved for utilities	(93)
Changes in restricted cash	$13,973
(c)
Changes in the portion of operating lease liabilities due within one year were due to the reinstatement of the portion of operating lease liabilities due within one year from liabilities subject to compromise.
(d)
Changes in salaries and wages payable were due to the reinstatement of salaries and wages payable from liabilities subject to compromise.
(e)
Changes in other accrued liabilities included the following:

Accrual of bankruptcy-related professional fees	$13,167
Payment for bankruptcy-related professional fees	(4,752)
Changes in other accrued liabilities	$8,415
(f)
Changes in long-term debt, net included the following:

Issuance of New Term Loan Facility (see Note 8)	$465,000
Capitalization of debt issuance costs	(1,298)
Changes in long-term debt	$463,702
(g)
Changes in long-term operating lease liabilities were due to the reinstatement of the long-term portion of operating lease liabilities from liabilities subject to compromise.
(h)
Liabilities subject to compromise settled in accordance with the Plan:

Prepetition Term Loan Facility due April 13, 2028	$945,000
Prepetition Senior Secured Notes due April 15, 2029	500,000
Prepetition Revolving Credit Facility due April 23, 2026	171,341
Long-term portion of operating lease liabilities	39,681
Accrued salaries and wages payable	10,670
Portion of operating lease liabilities due within one year	6,540
Accrued interest payable	5,635
Total liabilities subject to compromise	$1,678,867
Less: Issuance of New Term Loan Facility issued to holders of prepetition First Lien Claims	(465,000)
Less: Implied equity value issued to holders of prepetition First Lien Claims (9,100 Successor common shares)	(344,465)
Less: Reinstatement of long-term operating lease liabilities	(39,681)
Less: Reinstatement of salaries and wages payable	(10,670)
Less: Reinstatement of portion of operating lease liabilities due within one year	(6,540)
Gain on settlement of liabilities subject to compromise	$812,511
(i)
Reflects the Successor equity including the issuance of 10,000 shares of Successor Common Stock pursuant to the Plan.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(j)
Changes to Predecessor common stock and treasury stock were due to the cancellation of Predecessor common stock and treasury stock per the Plan.
(k)
Changes to retained earnings included the following:

Gain on settlement of liabilities subject to compromise	$812,511
Accrual of bankruptcy-related professional fees	(13,167)
Accrual of continuing Letter of Credit fees	(25)
Payment for bankruptcy related professional fees	(3,374)
Total adjustments impacting reorganization items, net	$795,945
Cancellation of Predecessor common stock and treasury stock	(3,000,164)
Implied equity value issued to Predecessor equity holders (900 Successor common shares)	(34,069)
Changes in retained earnings	$(2,238,288)

Balance Sheet Fresh Start Adjustments

(l)
The change in prepaid income taxes reflects the net change in the federal and state tax deductions for the lease termination liability and write-off of sublease asset associated with the Corporate Headquarters Lease (as defined below) due to the adoption of fresh start accounting.
(m)
The change in prepaid expenses and other current assets represents the fair value adjustment to the Company’s other current assets relating to the write-off of a sublease asset associated with the Corporate Headquarters Lease.
(n)
The change in property and equipment, net primarily represents the fair value adjustment to the Company’s leasehold improvements, office furniture and equipment and computer hardware and software. The Company valued the property and equipment, net using the indirect cost method under the cost approach. The indirect cost method considers historical acquisition costs for the assets adjusted for inflation, as well as factors in any potential obsolescence based on the current condition of the assets.
(o)
The change in operating lease assets reflects the adjustment to the Company’s operating lease assets relating to the recognition of sublease interest, decrease in short term leases due to applying the short term lease exemption, and the impact of changes to the incremental borrowing rate (“IBR”).
(p)
The change in goodwill reflects the adjustment to record excess reorganization value not attributable to a specific assets class.
(q)
Changes to other intangible assets, net included the following:

Recognition of other intangible assets recorded at fair value (see Note 7)	$529,000
Adjustment to write-off capitalized cost and related accumulated amortization of other intangible assets as part of fresh start accounting	(82,145)
Changes in other intangible assets, net	$446,855
(r)
The change to deferred income taxes was due to the increase of the net deferred tax liability by $32,815 resulting from the changes in fair value of assets and liabilities due to the adoption of fresh start accounting.
(s)
The change in other noncurrent assets reflects the fair value adjustment to the Company’s noncurrent assets relating to the write-off of a sublease asset associated with the Corporate Headquarters Lease.
(t)
The change in operating lease liabilities due within one year reflects the fair value adjustment to the Company’s operating lease liabilities, including the adjustments associated with the Corporate Headquarters Lease (see Note 5 “Leases” for further discussion). As part of adjusting the Corporate Headquarters Lease to the allowable claim, the operating lease liability due within one year increased by $3,749. Decreases in operating lease liabilities due within one year reflect the decrease in short term leases due to applying the short term lease exemption, and the impact of changes to the IBR.
(u)
The change in long-term debt, net reflects the fair value adjustment to the Company’s long-term debt due to the New Term Loan Facility (see Note 8 “Long-term Debt”).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(v)
Changes to long-term operating lease liabilities included the following:

Adjustment to long-term operating lease liability associated with the Corporate Headquarters Lease (See Note 5)	$(38,545)
Other adjustment to record long-term operating lease liabilities at fair value	(185)
Changes in long-term operating lease liabilities	$(38,730)
(w)
Changes to retained earnings reflect the net cumulative impact of the fresh start adjustments on retained earnings as follows:

Other intangible assets	$446,855
Long-term operating lease liabilities	38,730
Goodwill	(43,369)
Accumulated other comprehensive loss	(17,206)
Property and equipment	6,176
Other current and noncurrent assets	(5,013)
Portion of operating lease liabilities within one year	(2,040)
Long-term debt	(1,816)
Operating lease assets	(1,626)
Total fresh start adjustments impacting reorganization items, net	$420,691
Income tax effects on deferred income taxes	(32,815)
Income tax effects on accumulated other comprehensive income	2,079
Income tax effects on prepaid income taxes	2,417
Changes in retained earnings	$392,372
(x)
Changes to accumulated other comprehensive income (loss) represent the reset of the Predecessor balance due to the adoption of fresh start accounting.
4.
Changes in Accounting Policy

There were changes to accounting policies implemented during the period from June 25, 2025 through June 30, 2025 (Successor), as described below. These policy changes were made in connection with the adoption of fresh start accounting. There were no changes to accounting policies during the period from December 29, 2024 through June 24, 2025 (Predecessor).

Advertising Costs

Upon emergence, the Successor set new accounting policies independent of those of the Predecessor regarding its advertising costs. The Successor changed its accounting policy to expense advertising costs as they are incurred. This is a change from the Predecessor’s policy to record advertising expense as deferred costs until the first day of airing.

Share-based Payments

Upon emergence, the Successor set new accounting policies independent of those of the Predecessor regarding its share-based payment policies. The Successor made a policy decision to account for forfeitures as they occur pursuant to guidance in ASC 718-10-35-3. This is a change from the Predecessor’s policy election to estimate forfeitures.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.
Leases

The Company’s lease assets and lease liabilities for its studios and corporate offices were as follows:

	Successor	Predecessor
	June 30,	December 28,
	2025	2024
Assets:
Operating leases	$3,505	$42,047
Total lease assets	$3,505	$42,047

Liabilities:
Current
Operating leases	$9,099	$8,168
Noncurrent
Operating leases	2,601	44,322
Total lease liabilities	$11,700	$52,490

The components of the Company’s lease expense were as follows:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	March 30, 2025	Three Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Operating lease cost:
Fixed lease cost	$17	$3,114	$3,910
Lease termination cost	—	740	—
Variable lease cost	—	2	3
Total operating lease cost	17	$3,856	$3,913
Finance lease cost:
Amortization of leased assets	—	—	1
Interest on lease liabilities	—	—	0
Total finance lease cost	$—	$—	$1
Total lease cost	$17	$3,856	$3,914

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Operating lease cost:
Fixed lease cost	$17	$6,574	$7,893
Lease termination cost (benefit)	—	740	(156)
Variable lease cost	—	4	17
Total operating lease cost	$17	$7,318	$7,754
Finance lease cost:
Amortization of leased assets	—	—	3
Interest on lease liabilities	—	—	0
Total finance lease cost	$—	$—	$3
Total lease cost	$17	$7,318	$7,757

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023 (Predecessor). The Company recorded sublease income for the period from March 30, 2025 through June 24, 2025 (Predecessor) and the three months ended June 29, 2024 (Predecessor) of $1,086 and $916, respectively, as an offset to selling, general and administrative expenses. The Company recorded sublease income for the period from December 29, 2024 through June 24, 2025 (Predecessor) and the six months ended June 29, 2024 (Predecessor) of $2,205 and $1,827, respectively, as an offset to selling, general and administrative expenses.

In connection with the Chapter 11 bankruptcy, on June 3, 2025 the Company filed a motion with the Court to reject the lease of our nonresidential real property located at our New York City, New York location (“Corporate Headquarters Lease”). By order dated June 12, 2025 (Docket No. 161), the Court approved such rejection, effective June 30, 2025. The rejected lease was abandoned and the Company derecognized the operating lease right-of-use assets of $32,660 and the related leasehold improvements of $10,371, which are included in the caption “Reorganization items, net” in the Company’s unaudited consolidated financial statement of operations for the period from March 30, 2025 through June 24, 2025 (Predecessor). As part of the fresh start accounting adjustments, the Company adjusted the operating lease liabilities to the estimated allowable claim of $8,100, which resulted in a net reduction in the operating lease liabilities of $34,796, consisting of a decrease of $38,545 in long-term operating lease liabilities partially offset by an increase of $3,749 in portion of operating lease liabilities due within one year, as of June 24, 2025 (Predecessor). Any unrejected lease obligations that were incurred prior to the Petition Date and remained unpaid as of the balance sheet date are summarized below.

The Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	Successor	Predecessor
	June 30,	December 28,
	2025	2024
Weighted Average Remaining Lease Term (years)
Operating leases	3.10	6.84

Weighted Average Discount Rate
Operating leases	9.40	7.68

The Company’s leases have remaining lease terms of 1 to 4 years with a weighted average lease term of 3.10 years at June 30, 2025 (Successor).

At June 30, 2025 (Successor), the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

Operating Leases
Remainder of fiscal 2025	$8,514
Fiscal 2026	1,726
Fiscal 2027	985
Fiscal 2028	682
Fiscal 2029	428
Fiscal 2030	—
Thereafter	—
Total lease payments	$12,335
Less imputed interest	635
Present value of lease liabilities	$11,700

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Supplemental cash flow information related to leases were as follows:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$—	$7,160	$7,941
Operating cash flows from finance leases	$—	$—	$0
Financing cash flows from finance leases	$—	$—	$3

Lease assets (modified) obtained in exchange for (modified) new operating lease liabilities	$—	$(34,172)	$1,289
Lease assets modified in exchange for modified finance lease liabilities	$—	$—	$(1)

6.
Revenue

The following tables present the Company’s revenues disaggregated by revenue source:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	March 30, 2025	Three Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Behavioral Subscription Revenues	$10,345	$146,913	$180,233
Clinical Subscription Revenues	1,733	28,860	19,723
Subscription Revenues, net	$12,078	$175,773	$199,956
Other Revenues, net	89	1,224	2,117
Revenues, net	$12,167	$176,997	$202,073

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Behavioral Subscription Revenues	$10,345	$302,636	$365,537
Clinical Subscription Revenues	1,733	58,317	38,475
Subscription Revenues, net	$12,078	$360,953	$404,012
Other Revenues, net	89	2,615	4,609
Revenues, net	$12,167	$363,568	$408,621

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

	Deferred Revenue	Deferred Revenue
	Current	Long-Term
Balance at December 30, 2023 (Predecessor)	$33,966	$165
Net decrease during the period	(117)	(73)
Balance at June 29, 2024 (Predecessor)	$33,849	$92

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Deferred Revenue	Deferred Revenue
	Current	Long-Term
Balance at December 28, 2024 (Predecessor)	$31,655	$93
Net decrease during the period	(1,873)	(8)
Balance at June 24, 2025 (Predecessor)	$29,782	$85

Balance at June 25, 2025 (Successor)	$29,782	$85
Net increase during the period	172	—
Balance at June 30, 2025 (Successor)	$29,954	$85

Revenue recognized from amounts included in current deferred revenue at December 28, 2024 (Predecessor) was $26,934 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $232 for the period from June 25, 2025 through June 30, 2025 (Successor). Revenue recognized from amounts included in current deferred revenue at December 30, 2023 (Predecessor) was $30,757 for the six months ended June 29, 2024 (Predecessor). The Company’s long-term deferred revenue, which is included in other noncurrent liabilities on its unaudited consolidated balance sheets, represents revenue that will not be recognized during the next 12 months and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third-party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

7.
Goodwill and Other Intangible Assets

Goodwill

In the Predecessor Period, goodwill primarily relates to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005, Weekend Health Inc., doing business as Sequence, in 2023, and the Company’s franchised territories. In the Successor Period, goodwill primarily relates to the application of fresh start accounting. The change in the carrying value of goodwill was as follows:

Balance at December 30, 2023 (Predecessor)	$243,441
Effect of exchange rate changes	(3,858)
Balance at December 28, 2024 (Predecessor)	$239,583
Effect of exchange rate changes	2,839
Balance at June 24, 2025 (Predecessor) - Prior to fresh start accounting	$242,422
Fresh start accounting adjustments (Note 3)	(43,369)
Balance at June 24, 2025 (Predecessor)	$199,053

Balance at June 25, 2025 (Successor) and June 30, 2025 (Successor)	$199,053

Change in Goodwill Reporting Units

Effective the first day of fiscal 2024 (i.e., December 31, 2023) (Predecessor), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, the Company’s reportable segments changed to one reportable segment for the purpose of making operational and resource decisions and assessing financial performance. In connection with the Company’s change to one reportable segment, the Company’s operating segments also changed to one operating segment. As a result of this change to the Company’s operating segments, the Company reassessed its reporting units for the evaluation of goodwill during the first quarter of fiscal 2024 (Predecessor).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 350, Intangibles—Goodwill and Other (“ASC 350”), the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Prior to the change in operating segments, the Company’s reporting units for the evaluation of goodwill were determined by country. Component level financial information is reviewed by management across two business lines: Behavioral and Clinical. Accordingly, these were determined to be the Company's new reporting units at the first day of fiscal 2024 (Predecessor).

This change in reporting units qualified as a triggering event and required goodwill to be tested for impairment. As required by ASC 350, the Company tested goodwill for impairment immediately before and after the change in reporting units. As a result of these impairment analyses, it was determined that goodwill was not impaired before or after the change in reporting units.

Goodwill Impairment

The Company reviews goodwill for potential impairment on at least an annual basis or more often if events so require. In performing the annual impairment analyses at May 4, 2025 (Predecessor) and May 5, 2024 (Predecessor), the Company determined that the carrying values of its goodwill reporting units did not exceed their respective fair values and, therefore, no impairments existed.

During the quarter ended March 30, 2024 (Predecessor) and the quarter ended March 29, 2025 (Predecessor), the Company identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred. These factors included the continued decline in the Company’s stock price and market capitalization, and actual business performance. As a result of these triggering events, the Company performed an interim impairment test for all of its goodwill reporting units in the first quarter of fiscal 2024 (Predecessor) and in the first quarter of fiscal 2025 (Predecessor).

Based on the results of the interim goodwill impairment test at March 30, 2024 (Predecessor) performed for all of the Company’s reporting units, each unit had an estimated fair value at least 25% higher than its respective carrying value and, therefore, no impairment existed. Based on the results of the interim goodwill impairment test at March 29, 2025 (Predecessor) performed for the Company’s Behavioral reporting unit, which held 62.7% of the Company’s goodwill at the March 29, 2025 (Predecessor) balance sheet date, the estimated fair value of this reporting unit was at least 55% higher than its carrying value and, therefore, no impairment existed. Based on the results of the interim goodwill impairment test at March 29, 2025 (Predecessor) performed for the Company’s Clinical reporting unit, which held 37.3% of the Company’s goodwill at the March 29, 2025 (Predecessor) balance sheet date, the estimated fair value of this reporting unit was at least 60% higher than its carrying value and, therefore, no impairment existed.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other Intangible Assets

The components of other intangible assets, net as of December 28, 2024 (Predecessor) and as of June 30, 2025 (Successor) were as follows:

	Predecessor
	December 28,
	2024
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Franchise rights acquired	Indefinite	$68,627	$—	$68,627
Finite-lived intangible assets:
Capitalized software and website development costs	3 years	255,822	218,103	37,719
Trademarks	5 years	12,192	12,103	89
Other	20 years	13,537	6,714	6,823
Franchise rights acquired	1-17 years	7,820	5,316	2,504
Total other intangible assets		$357,998	$242,236	$115,762

	Successor
	June 30,
	2025
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Trade name	Indefinite	$320,000	$—	$320,000
Finite-lived intangible assets:
Database	3 years	46,000	252	45,748
Developed technology	3-6 years	70,000	321	69,679
Customers/subscribers	1 year	58,000	953	57,047
Customer relationships	6 years	35,000	96	34,904
Capitalized software and website development costs	3 years	188	—	188
Total other intangible assets		$529,188	$1,622	$527,566

Upon the adoption of fresh start accounting, the Company identified total other intangible assets of $529,000, which principally consisted of trade name, developed technology, database, customers/subscribers and customer relationships which were estimated based on either the cost approach, direct cost approach, relief from royalty or multi-period excess earnings methods. Significant assumptions for identified intangibles included royalty rates, discount rates, margins, attrition rates, revenue growth rates, and economic lives. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy.

For trade names valued under the relief from royalty income approach, the royalty rate was estimated to be 6.0%. For the developed technology-based intangibles that were valued using the relief from royalty income approach, the royalty rate was estimated to be 4.0% for Behavioral developed technology and 5.0% for Clinical developed technology. For the database intangibles that were valued using the cost approach and direct cost approach, the margin was estimated to be 19.0%. For customer related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 25.0% for Behavioral customer/subscribers and 40% for Clinical customers/subscribers. For B2B customer related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 10.0%. The discount rate applied to all the above models was 17.0%.

No value was allocated to franchise rights acquired or reported by the Successor in connection with fresh start accounting because future economic benefits from franchise rights were not considered material. Refer to Note 3 “Fresh Start Accounting” for additional information.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $1,623, $6,455 and $12,405 for the period from June 25, 2025 through June 30, 2025 (Successor), the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,472 and $17,762 for the three and six months ended June 29, 2024 (Predecessor), respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2025	$49,739
Fiscal 2026	$68,538
Fiscal 2027	$40,730
Fiscal 2028	$24,593
Fiscal 2029	$9,667
Fiscal 2030	$9,667
Thereafter	$4,632

The Company reviews other intangible assets for potential impairment on at least an annual basis or more often if events so require. Impairment is assessed by examining underlying assumptions used to determine fair value including projections of future cash flows, revenue growth rates, operating income margins and discount rates. The Company also considered the trading value of both our equity and debt. If the Company determines that it is more likely than not that its intangible assets may be impaired, it uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.

In performing the annual impairment analyses at May 4, 2025 (Predecessor) and May 5, 2024 (Predecessor), the Company determined that the carrying values of its franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairments existed.

As discussed above, based on the triggering events indicated during the quarter ended March 30, 2024 (Predecessor) and the quarter ended March 29, 2025 (Predecessor), the Company performed an interim impairment test for all of its franchise rights acquired with indefinite-lived units of account in the first quarter of fiscal 2024 (Predecessor) and in the first quarter of fiscal 2025 (Predecessor).

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using both a relief from royalty methodology and a discounted cash flow approach referred to as the hypothetical start-up approach. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the rights in the Behavioral business in the country in which the applicable acquisition occurred.

In the Company’s relief from royalty approach analysis, the cash flows associated with the Behavioral business in each country were based on the expected revenue for such country and the application of a royalty rate based on current market terms. In its hypothetical start-up approach analysis, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity for the hypothetical start-up approach, the Company estimated future cash flows in each country based on assumptions regarding revenue growth and operating income margins. The cash flows were discounted utilizing rates which were calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

In performing the interim franchise rights acquired impairment test at March 30, 2024 (Predecessor), the Company determined that the carrying values of its United States, Australia, New Zealand and United Kingdom franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States, Australia, New Zealand and United Kingdom units of account of $251,431, $4,074 (which comprised the remaining balance of franchise rights acquired for the Australia unit of account), $2,328 (which comprised the remaining balance of franchise rights acquired for the New Zealand unit of account) and $155, respectively, in the first quarter of fiscal 2024 (Predecessor).

In performing the interim franchise rights acquired impairment test at March 29, 2025 (Predecessor), the Company determined that the carrying value of its United States indefinite-lived franchise rights acquired unit of account, which held 100.0% of the Company’s indefinite-lived franchise rights acquired at the March 29, 2025 (Predecessor) balance sheet date, exceeded its fair value. Accordingly, the Company recorded an impairment charge for its United States unit of account of $27,549 in the first quarter of fiscal 2025 (Predecessor).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The impairment charges recorded in the first quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2025 (Predecessor) were driven primarily by the weighted average cost of capital used in this interim impairment test, reflecting market factors, including higher interest rates and the trading values of the Company’s equity and debt, and, to a lesser extent, business performance.

8.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	Predecessor
	December 28,
	2024
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	3,604	7,468	9.37%
Senior Secured Notes due April 15, 2029	500,000	3,285	—	4.69%
Total	$1,445,000	$6,889	$7,468	7.74%
Less: Current portion	—
Unamortized deferred financing costs	6,889
Unamortized debt discount	7,468
Total long-term debt	$1,430,643

(1)
Includes amortization of deferred financing costs and debt discount.

	Successor
	June 30,
	2025
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Premium	Effective Rate (1)
New Term Loan Facility due June 24, 2030	$465,000	$1,298	$(1,816)	11.09%
Total	$465,000	$1,298	$(1,816)
Less: Current portion	—
Unamortized deferred financing costs	1,298
Unamortized debt premium	(1,816)
Total long-term debt	$465,518

(1)
Includes amortization of deferred financing costs and debt discount.

In the period from June 25, 2025 through June 30, 2025 (Successor), total interest expense on long-term debt, inclusive of amortization of deferred financing costs, amounted to $923. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $11,061 and $28,577 for the period from March 30, 2025 through June 24, 2025 (Predecessor) and for the three months ended June 29, 2024 (Predecessor), respectively. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $38,664 and $53,304 for the period ended December 29, 2024 through June 24, 2025 (Predecessor) and for the six months ended June 29, 2024 (Predecessor), respectively.

As of June 30, 2025 (Successor) and December 28, 2024 (Predecessor), the Company’s debt consisted of fixed and / or variable-rate instruments. The Company has historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. At June 30, 2025 (Successor), the Company did not have any interest rate swaps in effect. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 11.09% and 7.75% per annum at June 30, 2025 (Successor) and December 28, 2024 (Predecessor), respectively, or 7.47% per annum at December 28, 2024 (Predecessor) including the impact of any applicable interest rate swaps, based on interest rates on these dates.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Senior Secured Credit Agreement

In connection with the Company’s emergence from bankruptcy, on June 24, 2025 the Company, as borrower, the lenders party thereto, and Wilmington Savings Fund Society, FSB (“WSFS”), as administrative agent, entered into a senior secured credit agreement (the “Senior Secured Credit Agreement”) which provides for a five-year term loan in an aggregate principal amount of $465,000 maturing on June 24, 2030 (the “New Term Loan Facility”). As of June 30, 2025 (Successor), the Company had $465,000 in an aggregate principal amount of loans outstanding under the New Term Loan Facility. Additionally, the Company has $3,659 in issued but undrawn letters of credit outstanding with Bank of America, N.A., which are permitted under the Senior Secured Credit Agreement and issued pursuant to separate reimbursement and cash collateral agreements.

The New Term Loan Facility bears a variable interest rate based on either (1) the sum of (x) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate (as defined in the Senior Secured Credit Agreement), (b) the prime rate announced by WSFS and (c) one-month Term SOFR plus 1.00%; provided that such rate is not lower than a floor of 1.50%, plus (y) 5.80% per annum, or (2) the sum of (x) Term SOFR plus (y) 6.80% per annum, provided that Term SOFR is not lower than a floor of 0.50%. The interest rate in effect for the New Term Loan Facility as of June 30, 2025 was 11.12%.

All obligations under the Senior Secured Credit Agreement are guaranteed by, subject to certain exceptions, each of the Company’s current and future material subsidiaries. All obligations under the Senior Secured Credit Agreement, and the guarantees of those obligations, are or will be secured by substantially all of the assets of the Company and each guarantor organized in the United States, the United Kingdom and the Netherlands (each, a “Secured Guarantor”).

The Company is required to prepay (a) 100% of the unrestricted cash held by the Company and its subsidiaries in excess of $100,000, (b) 100% of the proceeds from the sale of certain assets and proceeds of certain casualty events, and (c) 100% of incurrence of any new debt proceeds unless such incurrence is permitted under the credit agreement. Other than the mandatory prepayments of excess unrestricted cash as described above, the Company is also required to pay a prepayment premium of: (a) for the first eighteen months following the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility in excess of $200,000, (b) from the eighteen-month anniversary of the Emergence Date to the second anniversary of the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility, and (c) from the second anniversary of the Emergence Date to the third anniversary of the Emergence Date, 1.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility. All prepayments of the principal balance of outstanding loans under the New Term Loan Facility are subject to customary “breakage” costs with respect to Term SOFR loans under the New Term Loan Facility. The Senior Secured Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, the availability of certain of which are subject to compliance with certain financial ratios, and (3) customary events of default.

Prepetition Liabilities

On April 13, 2021, the Company, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and an issuing bank, entered into a credit agreement (the “Prepetition Credit Agreement”). The Prepetition Credit Agreement provided for senior secured financing of $1,175,000 in the aggregate, consisting of (1) $1,000,000 in aggregate principal amount of senior secured tranche B term loans maturing on April 13, 2028 (the “Prepetition Term Loan Facility”) and (2) a $175,000 senior secured revolving credit facility (which included borrowing capacity available for letters of credit) maturing on April 23, 2026 (the “Prepetition Revolving Credit Facility” and, together with the Prepetition Term Loan Facility, the “Prepetition Credit Facilities”). On January 2, 2025 and January 31, 2025, the Company borrowed $50,000 and $121,341, respectively, under the Revolving Credit Facility. These borrowings were under the Prepetition Revolving Credit Facility. Upon emergence from bankruptcy, all outstanding liabilities of approximately $1,116,000 under the Prepetition Credit Facilities and the Prepetition Credit Agreement were discharged and the liens and mortgages related thereto were released (see Note 2 “Emergence from Voluntary Reorganization under Chapter 11”). Between the Petition Date and the Emergence Date, the Company’s obligations were automatically stayed and the Company entered into certain first day motions to take certain operating actions under the supervision of the Court. Contractual interest on the Company’s obligations amounted to $15,412, which is $4,351 in excess of reported interest expense during the Predecessor period.

On April 13, 2021, the Company issued $500,000 in aggregate principal amount of its 4.500% Senior Secured Notes due 2029 (the “Notes”). The Notes were issued pursuant to an indenture, dated as of April 13, 2021 (the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent. Upon emergence from bankruptcy, all outstanding obligations of $500,000 under the Notes and the Indenture were discharged and the liens and mortgages related thereto were released (see Note 2 “Emergence from Voluntary Reorganization under Chapter 11”).

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

The following table sets forth the computation of basic and diluted earnings (net loss) per share:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	March 30, 2025	Three Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Numerator:
Net income	$1,254	$1,190,688	$23,269
Denominator:
Weighted average shares of common stock outstanding	10,000	80,419	79,483
Effect of dilutive common stock equivalents	—	746	342
Weighted average diluted common shares outstanding	10,000	81,165	79,825
Earnings per share
Basic	$0.13	$14.81	$0.29
Diluted	$0.13	$14.67	$0.29

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Numerator:
Net income (loss)	$1,254	$1,118,103	$(324,633)
Denominator:
Weighted average shares of common stock outstanding	10,000	80,271	79,345
Effect of dilutive common stock equivalents	—	727	—
Weighted average diluted common shares outstanding	10,000	80,998	79,345
Earnings (net loss) per share
Basic	$0.13	$13.93	$(4.09)
Diluted	$0.13	$13.80	$(4.09)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted earnings (net loss) per share was 0, 6,561 and 7,003 for the period from June 25, 2025 through June 30, 2025 (Successor), the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted earnings (net loss) per share was 9,420 and 9,312 for the three and six months ended June 29, 2024 (Predecessor), respectively.

10.
Income Taxes

The Company’s effective tax rate was (71.5%) for the period from June 25, 2025 through June 30, 2025 (Successor), (1.8%) for the period from March 30, 2025 through June 24, 2025 (Predecessor) and 0.1% for the period from December 29, 2024 through June 24, 2025 (Predecessor). The Company’s effective tax rate was (213.0%) and (13.9%) for the three and six months ended June 29, 2024.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The effective tax rate for interim periods is determined using an annualized effective tax rate (“AETR”), adjusted for discrete items. For the Successor Period, the Company estimated its AETR in recording its interim income tax provision for the various jurisdictions in which it operates. The tax effects of statutory rate changes, significant, unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of the Company’s estimated AETR, as such, items are recognized as discrete items in the quarter in which they occur. The Predecessor Period was also based on the Company’s AETR, including the discrete tax impacts resulting from reorganization adjustments and fresh start accounting. Any changes to its deferred tax assets and liabilities for the Predecessor Period (whether resulting from reorganization adjustments, fresh start adjustments or otherwise) were partially offset with a corresponding adjustment to its valuation allowances.

As part of the Chapter 11 bankruptcy proceedings, the Company’s prepetition funded debt was extinguished. The Internal Revenue Code (the “Code”) provides that a debtor in a bankruptcy case may exclude cancellation of debt income (“CODI”) from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of the Company’s CODI was estimated to be $951,515. As a result, the Company’s U.S. net operating loss carryforwards and tax credit carryforwards will be reduced to zero. The reductions in NOL carryforwards for the CODI are expected to be fully offset by a corresponding decrease to the Company’s valuation allowance as of December 31, 2025. The tax adjustments recorded in the Predecessor period represent the Company’s best estimate using all available information at June 30, 2025. The final tax impacts of the bankruptcy emergence, as well as the Plan of Reorganization’s overall effect on the Company’s tax attributes and tax basis in assets will be refined based on the Company’s final December 31, 2025 financial position as required under the Code. The final tax impacts on the Company’s tax attributes could change significantly from the current estimates.

As a result of emergence from the Chapter 11 bankruptcy proceedings, the Company did experience an ownership change. The Company’s ability to utilize disallowed business interest carryforwards to reduce future taxable income and federal income tax is subject to various limitations under Section 382 of the Code. The utilization of such attributes will be subject to an annual limitation under Section 382 of the Code.

11.
Cash Flow Information

The following table presents the Company’s cash and cash equivalents and restricted cash by balance sheet location:

	Successor	Predecessor
	June 30,	December 28,
	2025	2024
Cash and cash equivalents	$152,379	$53,024
Restricted cash	33,048	3,003
Restricted cash included in “Other noncurrent assets”	57	493
Total cash and cash equivalents and restricted cash	$185,484	$56,520

The Company’s restricted cash at June 30, 2025 (Successor) consisted of cash held in escrow accounts in connection with professional fees, letters of credit, processor payments and a foreign entity’s restructuring payments. The Company’s restricted cash at December 28, 2024 (Predecessor) consisted solely of cash held in an escrow account in connection with a foreign entity’s restructuring payments.

Supplemental Disclosures

The cash paid for Reorganization items, net at June 24, 2025 (Predecessor) was $10,339 related to bankruptcy-related professional fees. Non-cash transactions related to the Reorganization included the issuance of Successor common stock and the New Term Loan Facility in exchange for the settlement of the prepetition obligations.

12.
Legal

Voluntary Chapter 11 Proceedings

On May 6, 2025, the Debtors filed the Chapter 11 Cases under chapter 11 of the Bankruptcy Code in the Court to implement a prepackaged chapter 11 plan of reorganization that effectuates a financial restructuring of the Company’s secured debt. See Note 1 “Basis of Presentation – Emergence from Bankruptcy.”

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Subsequently, on May 30, 2025, the Debtors filed with the Court the Plan. As previously reported, on June 17, 2025, the Court entered the Confirmation Order. The Chapter 11 Cases were being administered under the caption In re WW International, Inc., Case No. 25-10829 until June 25, 2025. The remaining Chapter 11 Case is being administered under the caption In re WW North America Holdings, LLC, Case No. 25-10828.

On the Emergence Date, the conditions precedent to the effectiveness of the Plan were satisfied or waived, the Plan became effective and the Debtors emerged from the Chapter 11 Cases.

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

13.
Segment and Geographic Data

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses net income (loss) to assess financial performance and allocate resources. Significant expenses within net income (loss) include cost of revenues, marketing expenses, selling, general and administrative expenses, and product development expenses, which are each separately presented on the Company’s Consolidated Statements of Operations. Other segment items within net income (loss) include reorganization items, net, interest expense, other expense (income), net, and provision for (benefit from) income taxes.

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

Fair Value of Financial Instruments

The estimated fair value of the Company’s New Term Loan Facility has been determined to be Level 3 as certain inputs used to determine the fair value are unobservable. The Company utilized a discounted cash flow method based on observable risk-free interest rate yield curves and unobservable factors to estimate the Company’s credit risk. An increase or decrease in the estimated credit spread for the Company in isolation could result in a material increase or decrease in the estimated fair value.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.
Accumulated Other Comprehensive Income (Loss)

Amounts reclassified out of accumulated other comprehensive income (loss) were as follows:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Balance at December 30, 2023 (Predecessor)	$2,716	$(14,016)	$(11,300)
Other comprehensive loss before reclassifications, net of tax	(57)	(3,379)	(3,436)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(2,659)	—	(2,659)
Net current period other comprehensive loss	$(2,716)	$(3,379)	$(6,095)
Balance at June 29, 2024 (Predecessor)	$—	$(17,395)	$(17,395)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

Loss on Foreign Currency Translation
Balance at December 28, 2024 (Predecessor)	$(25,832)
Other comprehensive income, net of tax	10,706
Fresh start accounting adjustments (Note 3)	15,126
Balance at June 24, 2025 (Predecessor)	$—

Balance at June 25, 2025 (Successor)	$—
Other comprehensive income, net of tax	1,182
Balance at June 30, 2025 (Successor)	$1,182

(1)
Amounts in parentheses indicate debits

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (1)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Gain on Qualifying Hedges
Interest rate contracts	$—	$—	$3,545	Interest expense
	—	—	3,545	Income (loss) before income taxes
	—	—	(886)	Benefit from (provision for) income taxes
	$—	$—	$2,659	Net income (loss)

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

As previously disclosed, on December 15, 2019, the Company entered into an amendment of the Strategic Collaboration Agreement with Ms. Winfrey, pursuant to which, among other things, the Initial Term of the Strategic Collaboration Agreement was extended until April 17, 2023 (with no additional successive renewal terms), after which a second term commenced that continued through May 31, 2025. Ms. Winfrey continued to provide certain consulting and other services to the Company during the second term.

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $105 and $107 for the three and six months ended June 29, 2024 (Predecessor), respectively, which services included advertising, production and related fees. Ms. Winfrey and her related entities were no longer considered a related party to the Company effective at the beginning of fiscal 2025 (Predecessor).

The Company’s outstanding payables to parties related to Ms. Winfrey at June 30, 2025 (Successor) and December 28, 2024 (Predecessor) were $0 and $13, respectively.

17.
Restructuring

2024 Plan

As previously disclosed, in the third quarter of fiscal 2024 (Predecessor), in connection with the strategic streamlining of its operational structure to optimize its clinical and behavioral product portfolio and its cost-savings initiative, the Company committed to a plan of reduction in force that has resulted in the elimination of certain positions and the termination of employment for certain employees worldwide (the “2024 Plan”). The cumulative amount incurred at June 30, 2025 (Successor) related to the aggregate 2024 Plan is $21,454, consisting of employee termination benefit costs of $19,487, lease termination costs of $168 and other cash restructuring charges of $1,799. The Company fully executed the 2024 Plan during the second quarter of fiscal 2025 (Predecessor).

For the period from June 25, 2025 through June 30, 2025 (Successor), the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), the components of the Company’s restructuring charges for the 2024 Plan were as follows:

	Successor	Predecessor
	Period from	Period from	Period from
	June 25, 2025	March 30, 2025	December 29, 2024
	through June 30, 2025	through June 24, 2025	through June 24, 2025
Restructuring charges:
Employee termination benefit costs	$—	$2,617	$3,753
Other cash restructuring charges	—	323	658
Total restructuring charges	$—	$2,940	$4,411

For the period from June 25, 2025 through June 30, 2025 (Successor), the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), restructuring charges for the 2024 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Successor	Predecessor
	Period from	Period from	Period from
	June 25, 2025	March 30, 2025	December 29, 2024
	through June 30, 2025	through June 24, 2025	through June 24, 2025
Cost of revenues	$—	$(17)	$(248)
Selling, general and administrative expenses	—	2,957	4,659
Total restructuring charges	$—	$2,940	$4,411

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Employee termination benefit costs	Lease termination costs	Other cash restructuring charges	Total
Balance at December 30, 2023 (Predecessor)	$—	$—	$—	$—
Charges	15,520	168	1,141	16,829
Payments	(8,590)	—	(1,141)	(9,731)
Change in estimate	214	—	—	214
Balance at December 28, 2024 (Predecessor)	$7,144	$168	$—	$7,312
Charges	3,062	—	658	3,720
Payments	(4,421)	(168)	(658)	(5,247)
Change in estimate	691	—	—	691
Balance at June 24, 2025 (Predecessor)	$6,476	$—	$—	$6,476

Balance at June 25, 2025 (Successor)	$6,476	$—	$—	$6,476
Charges	—	—	—	—
Payments	—	—	—	—
Change in estimate	—	—	—	—
Balance at June 30, 2025 (Successor)	$6,476	$—	$—	$6,476

At June 30, 2025 (Successor), the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2027.

2023 Plan

As previously disclosed, in the fourth quarter of fiscal 2022 (Predecessor), management reviewed the then-current global business operations of the Company as well as the different functions and systems supporting those operations and contrasted them with the Company's strategic priorities and requirements for fiscal 2023 and beyond. Based on that review, in December 2022 (Predecessor), the Company's management resolved to centralize its global management of certain functions and systems, deprioritize and in some cases cease operations for certain non-strategic business lines, and continue the rationalization of its real estate portfolio to align with its future needs. Throughout December 2022 and January 2023 (Predecessor), management developed and continued refining a detailed plan to achieve these goals.

The Company committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). The cumulative amount incurred at June 30, 2025 (Successor) related to the aggregate 2023 Plan is $67,940.

The Organizational Restructuring has resulted in the elimination of certain positions and the termination of employment for certain employees worldwide. The cumulative amount incurred at June 30, 2025 (Successor) related to the aggregate employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan is $38,624. The cumulative amount incurred at June 30, 2025 (Successor) related to the aggregate lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan is $12,789 and $7,707, respectively. The cumulative amount incurred at June 30, 2025 (Successor) related to the aggregate other cash restructuring charges and total non-cash restructuring charges under the 2023 Plan is $2,158 and $6,662, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For the period from June 25, 2025 through June 30, 2025 (Successor), the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), the components of the Company’s restructuring charges for the 2023 Plan were as follows:

	Successor	Predecessor
	Period from	Period from	Period from
	June 25, 2025	March 30, 2025	December 29, 2024
	through June 30, 2025	through June 24, 2025	through June 24, 2025
Restructuring charges:
Real Estate Restructuring - Employee termination benefit costs	$—	$(2,054)	$(2,207)
Organizational Restructuring - Employee termination benefit costs	—	(1,980)	(2,326)
Total restructuring charges	$—	$(4,034)	$(4,533)

For the period from June 25, 2025 through June 30, 2025 (Successor), the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Successor	Predecessor
	Period from	Period from	Period from
	June 25, 2025	March 30, 2025	December 29, 2024
	through June 30, 2025	through June 24, 2025	through June 24, 2025
Cost of revenues	$—	$(2,054)	$(2,207)
Selling, general and administrative expenses	—	(1,980)	(2,326)
Total restructuring charges	$—	$(4,034)	$(4,533)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Real Estate Restructuring -	Real Estate Restructuring -	Organizational Restructuring -
	Lease termination costs	Employee termination benefit costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance at December 31, 2022 (Predecessor)	$—	$1,798	$11,810	$—	$13,608
Charges	12,924	5,678	26,927	1,577	47,106
Payments	(12,768)	(4,813)	(15,142)	(1,233)	(33,956)
Balance at December 30, 2023 (Predecessor)	$156	$2,663	$23,595	$344	$26,758
Charges	—	2,363	2,547	581	5,491
Payments	(21)	(1,835)	(19,342)	(925)	(22,123)
Change in estimate	(135)	75	(334)	—	(394)
Balance at December 28, 2024 (Predecessor)	$—	$3,266	$6,466	$—	$9,732
Payments	—	(619)	(2,953)	—	(3,572)
Change in estimate	—	(2,207)	(2,326)	—	(4,533)
Balance at June 24, 2025 (Predecessor)	$—	$440	$1,187	$—	$1,627

Balance at June 25, 2025 (Successor)	$—	$440	$1,187	$—	$1,627
Payments	—	—	—	—	—
Change in estimate	—	—	—	—	—
Balance at June 30, 2025 (Successor)	$—	$440	$1,187	$—	$1,627

At June 30, 2025 (Successor), the Company expects the remaining employee termination benefit liability related to the Real Estate Restructuring and the remaining employee termination benefit liability related to the Organizational Restructuring to be paid in full by the end of fiscal 2026.

18.
Subsequent Events

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

The Company has evaluated subsequent events from June 30, 2025 (Successor) through the date these financial statements were issued and determined that there have been no events, other than what has been disclosed in the notes above, that would require adjustments to its disclosures in the consolidated financial statements.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, the statements about our plans, strategies, objectives and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “aim” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•
our recent emergence from bankruptcy, which could adversely affect our business and relationships and subjects us to risks and uncertainties;
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
•
regulatory, reputational and other risks associated with our former compounded GLP-1 offering;
•
our ability to successfully implement strategic initiatives;
•
our ability to evolve our community offerings to meet the evolving preferences of our members;
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
•
risks related to the actions of activist shareholders and anti-takeover provisions in our articles of incorporation and bylaws;
•
uncertainty and continuing risks associated with our ability to achieve our goals; and
•
other risks and uncertainties, including those included in this Quarterly Report on Form 10-Q and those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise, “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements. We have one reportable segment for the purpose of making operational and resource decisions and assessing financial performance. Our “Behavioral” business refers to providing subscriptions to our digital product offerings with the option to add on unlimited access to our workshops. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by WeightWatchers Clinic combined with our digital subscription product offerings and unlimited access to our workshops.

Following our emergence from bankruptcy as described below, we changed our previous 52- or 53-week fiscal year ending on the Saturday closest to December 31 to a fiscal year coincident with the calendar year. We made the fiscal year change on a prospective basis and prior periods were not adjusted. The Company’s 2025 fiscal year that began on December 29, 2024 will end on December 31, 2025 and fiscal years 2026 and beyond will begin on January 1 and end on December 31 of the applicable year. This Quarterly Report on Form 10-Q for the second quarter of fiscal 2025 covers the period from March 30, 2025 to June 30, 2025; and the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2025 will now cover the period from July 1, 2025 to September 30, 2025. The Company’s quarterly results for subsequent fiscal years will be for quarterly periods ending March 31, June 30 and September 30 of each year. In this Quarterly Report on Form 10-Q:

•
“fiscal 2021” refers to our fiscal year ended January 1, 2022;
•
“fiscal 2022” refers to our fiscal year ended December 31, 2022;
•
“fiscal 2023” refers to our fiscal year ended December 30, 2023;
•
“fiscal 2024” refers to our fiscal year ended December 28, 2024;
•
“fiscal 2025” refers to our fiscal year ended December 31, 2025 (includes three extra days due to our change in fiscal year end); and
•
any fiscal year thereafter refers to a fiscal year ended December 31 of the respective calendar year.

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

Emergence from Bankruptcy

On May 6, 2025 (the “Petition Date”), we and certain of our subsidiaries (the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). Subsequently, on May 30, 2025, the Debtors filed with the Court the First Amended Joint Prepackaged Plan of Reorganization of WW International, Inc. and its Debtor Affiliates, Docket No. 143 (as supplemented, the “Plan”), and on June 24, 2025 (the “Emergence Date”), we emerged from the Chapter 11 Cases in accordance with the Plan. Since the Petition Date and through the Emergence Date, we operated our businesses as debtors-in-possession under the jurisdiction of the Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

On April 13, 2021, we, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and an issuing bank, entered into a credit agreement (the “Prepetition Credit Agreement”). The Prepetition Credit Agreement provided for senior secured financing of $1,175.0 million in the aggregate, consisting of (1) $1,000.0 million in aggregate principal amount of senior secured tranche B term loans maturing on April 13, 2028 (the “Prepetition Term Loan Facility”) and (2) a $175.0 million senior secured revolving credit facility (which included borrowing capacity available for letters of credit) maturing on April 23, 2026 (the “Prepetition Revolving Credit Facility” and, together with the Prepetition Term Loan Facility, the “Prepetition Credit Facilities”). On April 13, 2021, we issued $500.0 million in aggregate principal amount of its 4.500% Senior Secured Notes due 2029 (the “Notes”). The Notes were issued pursuant to an indenture, dated as of April 13, 2021 (the “Indenture”), among us, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent.

Upon emergence from bankruptcy, all outstanding liabilities of approximately $1,116.0 million under the Prepetition Credit Facilities and the Prepetition Credit Agreement, and all outstanding obligations of $500.0 million under the Notes and the Indenture were discharged and the liens and mortgages related thereto were released. Additionally, on the Emergence Date we (A) executed the senior secured credit agreement (“the Senior Secured Credit Agreement”) providing for a term loan (the “New Term Loan Facility”) in an aggregate principal amount of $465.0 million, maturing on June 24, 2030, to (i) refinance first lien claims and (ii) provide working capital and liquidity post-emergence, (B) distributed 9,100,000 shares of Common Stock to the holders of prepetition First Lien Claims and 900,000 shares of Common Stock to the holders of prepetition common stock, and (C) issued four letters of credit of $3.7 million in the aggregate, all maturing in 2026.

Beginning on the Emergence Date, we applied fresh start accounting which resulted in Successor and Predecessor financial statement presentation. References to “Successor” relate to our operations from June 25, 2025 through June 30, 2025 and references to “Predecessor” relate to our operations from March 30, 2025 through June 24, 2025, from December 29, 2024 through June 24, 2025 and for the three and six months ended June 29, 2024. Refer to Note 1 “Basis of Presentation” and Note 3 “Fresh Start Accounting” to our Consolidated Financial Statements for further details.

Recent Developments

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact on our Consolidated Financial Statements and will recognize the income tax effects in the Consolidated Financial Statements beginning in the period in which the OBBBA was signed into law.

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this Quarterly Report on Form 10-Q the following non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDA”); and EBITDA adjusted for franchise rights acquired impairments, reorganization items, net, transaction costs related to strategic alternatives and Chapter 11 financial reorganization, net restructuring charges, and other items as indicated in the reconciliations below that management believes are not indicative of ongoing operations (“Adjusted EBITDA”). See “—EBITDA and Adjusted EBITDA” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case.

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

CRITICAL ACCOUNTING ESTIMATES

Information concerning our critical accounting policies is set forth in “Note 2. Summary of Significant Accounting Policies” of our audited consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2024. Our critical accounting policies and estimates have not changed since the end of fiscal 2024, except as summarized below.

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. Indefinite-lived franchise rights acquired are tested for potential impairment on at least an annual basis or more often if events so require.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using both a relief from royalty methodology and a discounted cash flow approach referred to as the hypothetical start-up approach. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the rights in the Behavioral business in the country in which the applicable acquisition occurred.

In our relief from royalty approach analysis, the cash flows associated with the Behavioral business in each country were based on the expected revenue for such country and the application of a royalty rate based on current market terms. In our hypothetical start-up approach analysis, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity for the hypothetical start-up approach, we estimated future cash flows in each country based on assumptions regarding revenue growth and operating income margins. The cash flows were discounted utilizing rates which were calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

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

Goodwill and Other Intangible Assets Impairment Tests

We review goodwill for potential impairment on at least an annual basis or more often if events so require. In performing the annual impairment analyses at May 4, 2025 (Predecessor) and May 5, 2024 (Predecessor), we determined that the carrying values of our goodwill reporting units did not exceed their respective fair values and, therefore, no impairments existed.

We review other intangible assets for potential impairment on at least an annual basis or more often if events so require. Impairment is assessed by examining underlying assumptions used to determine fair value including projections of future cash flows, revenue growth rates, operating income margins and discount rates. We also considered the trading value of both our equity and debt. If we determine that its more likely than not that our intangible assets may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. In performing the annual impairment analyses at May 4, 2025 (Predecessor) and May 5, 2024 (Predecessor), we determined that the carrying values of our franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairments existed.

Based on the triggering events indicated during the quarter ended March 30, 2024 (Predecessor) and the quarter ended March 29, 2025 (Predecessor), we performed interim impairment tests for all of our goodwill reporting units and franchise rights acquired with indefinite-lived units of account in the first quarter of fiscal 2024 (Predecessor) and in the first quarter of fiscal 2025 (Predecessor).

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using both a relief from royalty methodology and a discounted cash flow approach referred to as the hypothetical start-up approach. The aggregate estimated fair value for these franchise rights is then compared to the carrying value of the unit of account for these rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the rights in the Behavioral business in the country in which the applicable acquisition occurred.

Further information regarding the results of our goodwill and other intangible assets annual impairment tests and interim impairment tests for the first quarters of fiscal 2025 and fiscal 2024 can be found in Note 7 “Goodwill and Other Intangible Assets” in the notes to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Bankruptcy

The Company applied ASC 852, Reorganizations (“ASC 852”) in preparing the Consolidated Financial Statements starting on the Petition Date. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the Emergence Date, which includes the period of emergence from Chapter 11 bankruptcy, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges are recorded as Reorganization Items, net in the unaudited consolidated statements of operations.

In connection with our emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and adopted fresh start accounting on the Emergence Date. The Company was required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. In accordance with ASC 852, with the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC 740, Income Taxes. The Emergence Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. Refer to Note 3 “Fresh Start Accounting” of the Consolidated Financial Statements for additional information.

The Company identified intangible assets of $529.0 million, which principally consisted of trade name, developed technology, database, customer/subscribers and customer relationships were estimated based on either the cost approach, direct cost approach, relief from royalty or multi-period excess earnings methods. Significant assumptions for identified intangibles included royalty rates, discount rates, margins, attrition rates, revenue growth rates, and economic lives. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy.

For trade names valued under the relief from royalty income approach, the royalty rate was estimated to be 6.0%. For the developed technology-based intangibles that were valued using the relief from royalty income approach, the royalty rate was estimated to be 4.0% for Behavioral developed technology and 5.0% for Clinical developed technology. For the database intangibles that were valued using the cost approach and direct cost approach, the margin was estimated to be 19.0%. For customer related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 25.0% for Behavioral customer/subscribers and 40% for Clinical customers/subscribers. For B2B customer related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 10.0%. The discount rate applied to all the above models was 17.0%.

PERFORMANCE INDICATORS

Our management team regularly reviews and analyzes a number of financial and operating metrics, including the key performance indicators listed below, in order to manage our business, measure our performance, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and assess the quality and potential variability of our cash flows and earnings. We also believe that these key performance indicators are useful to both management and investors for forecasting purposes and to facilitate comparisons to our historical operating results. These metrics are supplemental to our GAAP results and include operational measures. As of June 30, 2025 and due to our change in fiscal year, we consider these metrics on a fiscal month basis and therefore we will no longer report Paid Weeks and Subscription Revenues Per Paid Weeks, but will now report Monthly Subscription Revenues Per Average Subscriber.

•
Revenues—Our “Subscription Revenues” consist of the aggregate of: (a) “Behavioral Subscription Revenues”, the fees associated with subscriptions for our Behavioral offerings; and (b) “Clinical Subscription Revenues”, the fees associated with subscriptions for our Clinical offerings. In addition, “Other Revenues” (formerly known as “product sales and other”) consist of revenues from licensing, franchise fees with respect to commitment plans and royalties, publishing and other revenues. Prior to fiscal 2024, Other Revenues included sales of consumer products.
•
Incoming Subscribers—“Subscribers” refer to Behavioral subscribers and Clinical subscribers who participate in recurring bill programs in Company-owned operations. The “Incoming Subscribers” metric reports Subscribers in Company-owned operations at a given period start. Recruitment and retention are key drivers for this metric. Management utilizes this metric to monitor changes in the subscriber base which directly impacts our revenue growth and trends.
•
End of Period Subscribers—The “End of Period Subscribers” metric reports Subscribers in Company-owned operations at a given period end. Recruitment and retention are key drivers for this metric. Management utilizes this metric to monitor changes in the subscriber base which directly impacts our revenue growth and trends.

•
Monthly Subscription Revenues Per Average Subscriber—The “Monthly Subscription Revenues Per Average Subscriber” metric reports the monthly fees associated with subscriptions for our offerings divided by the Average Subscriber for our businesses. Monthly Subscription Revenues for both quarterly and year-to-date periods for each respective business are calculated as Subscription Revenues divided by the number of months in the respective quarterly or year-to-date period. The “Average Subscriber” for quarterly periods for each respective business is the average of its Incoming Subscribers and End of Period Subscribers for the respective quarterly period. The “Average Subscriber” for year-to-date periods for each respective business is the average of its Incoming Subscribers at the beginning of the fiscal year and its End of Period Subscribers for each quarter end within the respective year-to-date period. Management utilizes this metric to consider revenue growth and trends on a per subscriber basis.
•
Gross profit and gross margin.

RESULTS OF OPERATIONS

Period from June 25, 2025 through June 30, 2025 (Successor) and Period from March 30, 2025 through June 24, 2025 (Predecessor) Compared with the Three Months Ended June 29, 2024 (Predecessor)

The table below sets forth selected financial information from our consolidated statements of operations for the periods presented:

	(In millions, except per share amounts and percentages)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	March 30, 2025	Three Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Revenues, net	$12.2	$177.0	$202.1
Cost of revenues	3.3	46.5	64.8
Gross profit	8.9	130.5	137.3
Gross Margin %	73.2%	73.7%	67.9%

Marketing expenses	2.8	32.1	53.7
Product development expenses	0.7	14.2	10.7
Selling, general & administrative expenses	2.9	42.9	36.9
Operating income	2.6	41.4	35.9
Operating Income Margin %	21.3%	23.4%	17.8%

Reorganization items, net	—	(1,143.9)	—
Interest expense	0.9	11.1	28.6
Other expense (income), net	0.9	4.5	(0.1)
Income before income taxes	0.7	1,169.8	7.4

Benefit from income taxes	(0.5)	(20.9)	(15.8)
Net income	$1.3	$1,190.7	$23.3

Weighted average diluted shares outstanding	10.0	81.2	79.8
Diluted earnings per share	$0.13	$14.67	$0.29

Note: Totals may not sum due to rounding.

Included within the operating results are the impact of transaction costs related to strategic alternatives and Chapter 11 financial reorganization, the impact of depreciation and amortization expenses, and the net impact of restructuring charges, as applicable, which is further detailed below.

Transaction Costs

Certain non-recurring transaction costs related to strategic alternatives and Chapter 11 financial reorganization are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	March 30, 2025	Three Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Transaction costs:
Selling, general and administrative expenses	$0.2	$10.0	$—
Total transaction costs	$0.2	$10.0	$—

Depreciation and Amortization Expenses

Depreciation and amortization expenses are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	March 30, 2025	Three Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Depreciation and amortization expenses:
Cost of revenues	$0.3	$4.1	$6.3
Product development expenses	0.0	0.1	0.2
Selling, general and administrative expenses	1.3	3.1	3.0
Total depreciation and amortization expenses	$1.7	$7.3	$9.5

Restructuring Charges

Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include the 2024 Plan, the 2023 Plan and our previously disclosed 2022 restructuring plan (the “2022 Plan”). The restructuring charges are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	March 30, 2025	Three Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Restructuring charges:
Cost of revenues	$—	$(2.1)	$(0.1)
Selling, general and administrative expenses	—	1.0	2.1
Total restructuring charges	$—	$(1.1)	$2.0

Consolidated Results of Operations

Revenues

Revenues were $12.2 million for the period from June 25, 2025 through June 30, 2025 (Successor), $177.0 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) and $202.1 million for the three months ended June 29, 2024 (Predecessor). Foreign currency positively impacted our revenues for the period from June 25, 2025 through June 30, 2025 (Successor) by $0.2 million and for the period from March 30, 2025 through June 24, 2025 (Predecessor) by $2.3 million. The change in revenues was driven by a decline in Behavioral Subscription Revenues, partially offset by an increase in Clinical Subscription Revenues. The decline in Behavioral Subscription Revenues was primarily due to Behavioral recruitment challenges coupled with the lower number of Incoming Behavioral Subscribers versus the prior year period. The increase in Clinical Subscription Revenues was primarily due to an increase in the number of subscribers, with the majority of the growth due to compounded semaglutide subscriptions.

Cost of Revenues

Cost of revenues were $3.3 million for the period from June 25, 2025 through June 30, 2025 (Successor), $46.5 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) and $64.8 million for the three months ended June 29, 2024 (Predecessor). Foreign currency had a de minimis impact on cost of revenues for the period from June 25, 2025 through June 30, 2025 (Successor) and increased cost of revenues for the period from March 30, 2025 through June 24, 2025 (Predecessor) by $0.3 million. The decrease in cost of revenues was driven by a decrease in revenues, partially offset by actions to reduce the fixed cost base and movement to a more variable cost structure.

Gross Profit

Gross profit was $8.9 million for the period from June 25, 2025 through June 30, 2025 (Successor), $130.5 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) and $137.3 million for the three months ended June 29, 2024 (Predecessor). Foreign currency positively impacted gross profit for the period from June 25, 2025 through June 30, 2025 (Successor) by $0.2 million and for the period from March 30, 2025 through June 24, 2025 (Predecessor) by $2.0 million.

Gross margin was 73.2% for the period from June 25, 2025 through June 30, 2025 (Successor), 73.7% for the period from March 30, 2025 through June 24, 2025 (Predecessor) and 67.9% for the three months ended June 29, 2024 (Predecessor). The gross margin increase was due to the reduction in cost of revenues as a result of actions to reduce the fixed cost base and movement to a more variable cost structure.

Marketing Expenses

Marketing expenses were $2.8 million for the period from June 25, 2025 through June 30, 2025 (Successor), $32.1 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) and $53.7 million for the three months ended June 29, 2024 (Predecessor). Foreign currency had a de minimis impact on marketing expenses for the period from June 25, 2025 through June 30, 2025 (Successor) and increased marketing expenses for the period from March 30, 2025 through June 24, 2025 (Predecessor) by $0.1 million. The change in marketing expenses was primarily due to lower spend on online and TV advertising as well as the strategic decision to reduce marketing spend during our financial reorganization process.

Product Development Expenses

Product development expenses were $0.7 million for the period from June 25, 2025 through June 30, 2025 (Successor), $14.2 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) and $10.7 million for the three months ended June 29, 2024 (Predecessor). Foreign currency had a de minimis impact on product development expenses for the period from June 25, 2025 through June 30, 2025 (Successor) and for the period from March 30, 2025 through June 24, 2025 (Predecessor). The change in product development expenses was primarily due to an increase in consulting services and tech-related maintenance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.9 million for the period from June 25, 2025 through June 30, 2025 (Successor), $42.9 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) and $36.9 million for the three months ended June 29, 2024 (Predecessor). Foreign currency had a de minimis impact on selling, general and administrative expenses for the period from June 25, 2025 through June 30, 2025 (Successor) and increased selling, general and administrative expenses for the period from March 30, 2025 through June 24, 2025 (Predecessor) by $0.2 million. The increase in selling, general and administrative expenses was primarily due to both transaction and reorganization related costs associated with the Chapter 11 financial reorganization of the Company.

Reorganization Items, Net

The net reorganization gain of $1,143.9 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) related to our emergence from Chapter 11 bankruptcy and primarily consisted of the gain on settlement of liabilities subject to compromise and the impacts of fresh start valuation adjustments. See Note 2, “Emergence from Voluntary Reorganization under Chapter 11” of the Consolidated Financial Statements for further information.

Interest Expense

Interest expense was $0.9 million for the period from June 25, 2025 through June 30, 2025 (Successor), $11.1 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) and $28.6 million for the three months ended June 29, 2024 (Predecessor). The change in interest expense was driven by the Chapter 11 financial reorganization and the reduction in Successor debt under the New Term Loan Facility relative to Predecessor debt. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during each of the respective periods, was 11.09% per annum for the period from June 25, 2025 through June 30, 2025 (Successor), 7.12% per annum for the period from March 30, 2025 through June 24, 2025 (Predecessor) and 7.76% per annum for the three months ended June 29, 2024 (Predecessor). Following the emergence from bankruptcy and the restructuring of our debt, we anticipate a significant reduction in interest expense in future periods. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.

Other Expense (Income), Net

Other expense (income), net, which consists primarily of the impact of foreign currency on intercompany transactions, was $0.9 million of expense for the period from June 25, 2025 through June 30, 2025 (Successor), $4.5 million of expense for the period from March 30, 2025 through June 24, 2025 (Predecessor) and $0.1 million of income for the three months ended June 29, 2024 (Predecessor).

Provision for (Benefit from) Income Taxes

Our effective tax rate was (71.5%) for the period from June 25, 2025 through June 30, 2025 (Successor), (1.8%) for the period from March 30, 2025 through June 24, 2025 (Predecessor) and (213.0%) for the three months ended June 29, 2024 (Predecessor).

The effective tax rate for interim periods is determined using an annualized effective tax rate (“AETR”), adjusted for discrete items. For the Successor Period, we estimated our effective AETR in recording our interim income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant, unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR, as such, items are recognized as discrete items in the quarter in which they occur. The Predecessor Period was also based on our AETR, including the discrete tax impacts resulting from fresh start accounting. Any changes to our deferred tax assets and liabilities for the Predecessor Period (whether resulting from reorganization adjustments, fresh start adjustments or otherwise) were partially offset with a corresponding adjustment to our valuation allowance.

As part of the Chapter 11 bankruptcy proceedings, our prepetition funded debt was extinguished. Absent an exception, a debtor recognizes cancellation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result, our U.S. net operating loss carryforward and tax credit carryforwards will be reduced to zero. The reductions in NOL carryforwards for the CODI are expected to be fully offset by a corresponding decrease to our valuation allowance as of December 31, 2025.

For the three months ended June 29, 2024 (Predecessor), the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to an increase in the valuation allowance.

Net Income and Diluted Earnings Per Share

Net income was $1.3 million for the period from June 25, 2025 through June 30, 2025 (Successor), $1,190.7 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) and $23.3 million for the three months ended June 29, 2024 (Predecessor). Foreign currency positively impacted net income for the period from June 25, 2025 through June 30, 2025 (Successor) by $0.2 million and positively impacted net loss for the period from March 30, 2025 through June 24, 2025 (Predecessor) by $1.3 million. The change in net income (loss) primarily related to reorganization items, net and transaction costs during the period from March 30, 2025 through June 24, 2025 (Predecessor) related to the emergence from bankruptcy.

Diluted earnings per fully diluted share (“EPS”) was $0.13 for the period from June 25, 2025 through June 30, 2025 (Successor), $14.67 for the period from March 30, 2025 through June 24, 2025 (Predecessor) and $0.29 for the three months ended June 29, 2024 (Predecessor).

Operating Results

Although GAAP requires that we report our results for the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from June 25, 2025 through June 30, 2025 (Successor) separately, management views certain metric and revenue information for the three months ended June 30, 2025 by combining the results of the applicable Predecessor and Successor Periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. Although the Predecessor and Successor Periods generally are not comparable as they are impacted by fresh start accounting, there are no fresh start adjustments affecting revenues and therefore revenue information has been combined to provide a meaningful understanding of operating trends, which would be consistent with a pro forma calculation under Article 11 of Regulation S-X. Nevertheless, the combined operating results do not reflect the actual results we would have achieved absent our emergence from the Chapter 11 Cases and may not be indicative of future results.

We cannot adequately benchmark the operating results of the period from June 25, 2025 through June 30, 2025 (Successor) against any of the previous periods reported in our Consolidated Financial Statements without combining it with the period from March 30, 2025 through June 24, 2025 (Predecessor) and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics such as Subscription Revenues, Incoming and End of Period Subscribers and Monthly Subscription Revenues Per Average Subscriber for the Successor Period when combined with the Predecessor Period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, the tables below present the combined results for the second quarter of fiscal 2025.

Metrics and Business Trends

The following tables set forth key metrics for the second quarter of fiscal 2025 and the percentage change in those metrics versus the prior year period:

	Subscription Revenues (in millions except percentages)
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Combined Q2 2025	$157.3	$155.0	$30.6	$30.6	$187.9	$185.6
Q2 2024	$180.2	$180.2	$19.7	$19.7	$200.0	$200.0
% Change	(12.7%)	(14.0%)	55.1%	55.1%	(6.1%)	(7.2%)

	Subscribers (in thousands except percentages)
	Behavioral		Clinical		Total
	Incoming	End of Period	Incoming	End of Period	Incoming	End of Period
Combined Q2 2025	3,299.4	3,040.5	134.8	126.7	3,434.1	3,167.2
Q2 2024	3,917.1	3,755.5	86.8	81.0	4,003.9	3,836.5
% Change	(15.8%)	(19.0%)	55.2%	56.5%	(14.2%)	(17.4%)

	Monthly Subscription Revenues Per Average Subscriber
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Combined Q2 2025	$16.54	$16.30	$78.00	$78.00	$18.97	$18.74
Q2 2024	$15.66	$15.66	$78.37	$78.37	$17.00	$17.00
% Change	5.6%	4.1%	(0.5%)	(0.5%)	11.6%	10.2%

Operating Performance

The decline in Behavioral Subscription Revenues was primarily due to Behavioral recruitment challenges coupled with the lower number of Incoming Behavioral Subscribers versus the prior year period. The increase in Clinical Subscription Revenues was primarily due to an increase in the number of subscribers, with the majority of the growth due to compounded semaglutide subscriptions.

The change in Total Monthly Subscription Revenues Per Average Subscriber was driven primarily by a mix shift to the Clinical business.

RESULTS OF OPERATIONS

Period from June 25, 2025 through June 30, 2025 (Successor) and Period from December 29, 2024 through June 24, 2025 (Predecessor) Compared with the Six Months Ended June 29, 2024 (Predecessor)

The table below sets forth selected financial information from our consolidated statements of operations for the periods presented:

	(In millions, except per share amounts and percentages)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Revenues, net	$12.2	$363.6	$408.6
Cost of revenues	3.3	100.2	133.5
Gross profit	8.9	263.4	275.1
Gross Margin %	73.2%	72.4%	67.3%

Marketing expenses	2.8	110.9	143.9
Product development expenses	0.7	25.3	23.2
Selling, general & administrative expenses	2.9	78.5	83.4
Franchise rights acquired impairments	—	27.5	258.0
Operating income (loss)	2.6	21.2	(233.4)
Operating Income (Loss) Margin %	21.3%	5.8%	(57.1%)

Reorganization items, net	—	(1,143.9)	—
Interest expense	0.9	38.7	53.3
Other expense (income), net	0.9	6.7	(1.7)
Income (loss) before income taxes	0.7	1,119.8	(285.0)

(Benefit from) provision for income taxes	(0.5)	1.7	39.6
Net income (loss)	$1.3	$1,118.1	$(324.6)

Weighted average diluted shares outstanding	10.0	81.0	79.3
Diluted earnings (net loss) per share	$0.13	$13.80	$(4.09)

Note: Totals may not sum due to rounding.

Included within the operating results are the impact of transaction costs related to strategic alternatives and Chapter 11 financial reorganization, the impact of depreciation and amortization expenses, and the net impact of restructuring charges, as applicable, which is further detailed below.

Transaction Costs

Certain non-recurring transaction costs related to strategic alternatives and Chapter 11 financial reorganization are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Transaction costs:
Selling, general and administrative expenses	$0.2	$20.9	$—
Total transaction costs	$0.2	$20.9	$—

Depreciation and Amortization Expenses

Depreciation and amortization expenses are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Depreciation and amortization expenses:
Cost of revenues	$0.3	$8.7	$12.6
Product development expenses	0.0	0.1	0.4
Selling, general and administrative expenses	1.3	5.4	6.9
Total depreciation and amortization expenses	$1.7	$14.2	$19.9

Restructuring Charges

Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include the 2024 Plan, the 2023 Plan and the 2022 Plan. The restructuring charges are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Restructuring charges:
Cost of revenues	$—	$(2.5)	$2.4
Selling, general and administrative expenses	—	2.3	5.4
Total restructuring charges	$—	$(0.1)	$7.7

Consolidated Results of Operations

Revenues

Revenues were $12.2 million for the period from June 25, 2025 through June 30, 2025 (Successor), $363.6 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $408.6 million for the six months ended June 29, 2024 (Predecessor). Foreign currency positively impacted our revenues for the period from June 25, 2025 through June 30, 2025 (Successor) by $0.2 million and for the period from December 29, 2024 through June 24, 2025 (Predecessor) by $0.5 million. The change in revenues was driven by a decline in Behavioral Subscription Revenues, partially offset by an increase in Clinical Subscription Revenues. The decline in Behavioral Subscription Revenues was primarily due to Behavioral recruitment challenges coupled with the lower number of Incoming Behavioral Subscribers versus the prior year. The increase in Clinical Subscription Revenues was primarily due to an increase in the number of subscribers, with the majority of the growth due to compounded semaglutide subscriptions.

Cost of Revenues

Cost of revenues were $3.3 million for the period from June 25, 2025 through June 30, 2025 (Successor), $100.2 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $133.5 million for the six months ended June 29, 2024 (Predecessor). Foreign currency had a de minimis impact on cost of revenues for the period from June 25, 2025 through June 30, 2025 (Successor) and for the period from December 29, 2024 through June 24, 2025 (Predecessor). The decrease in cost of revenues was driven by a decrease in revenues, partially offset by actions to reduce the fixed cost base and movement to a more variable cost structure.

Gross Profit

Gross profit was $8.9 million for the period from June 25, 2025 through June 30, 2025 (Successor), $263.4 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $275.1 million for the six months ended June 29, 2024 (Predecessor). Foreign currency positively impacted gross profit for the period from June 25, 2025 through June 30, 2025 (Successor) by $0.2 million and for the period from December 29, 2024 through June 24, 2025 (Predecessor) by $0.5 million.

Gross margin was 73.2% for the period from June 25, 2025 through June 30, 2025 (Successor), 72.4% for the period from December 29, 2024 through June 24, 2025 (Predecessor) and 67.3% for the six months ended June 29, 2024 (Predecessor). The gross margin increase was due to the reduction in cost of revenues as a result of actions to reduce the fixed cost base and movement to a more variable cost structure.

Marketing Expenses

Marketing expenses were $2.8 million for the period from June 25, 2025 through June 30, 2025 (Successor), $110.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $143.9 million for the six months ended June 29, 2024 (Predecessor). Foreign currency had a de minimis impact on marketing expenses for the period from June 25, 2025 through June 30, 2025 (Successor) and decreased marketing expenses for the period from December 29, 2024 through June 24, 2025 (Predecessor) by $0.1 million. The change in marketing expenses was primarily due to lower spend on TV and online advertising as well as the strategic decision to reduce marketing spend during our financial reorganization process.

Product Development Expenses

Product development expenses were $0.7 million for the period from June 25, 2025 through June 30, 2025 (Successor), $25.3 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $23.2 million for the six months ended June 29, 2024 (Predecessor). Foreign currency had a de minimis impact on product development expenses for the period from June 25, 2025 through June 30, 2025 (Successor) and for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in product development expenses was primarily due to an increase in consulting services and tech-related maintenance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.9 million for the period from June 25, 2025 through June 30, 2025 (Successor), $78.5 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $83.4 million for the six months ended June 29, 2024 (Predecessor). Foreign currency had a de minimis impact on selling, general and administrative expenses for the period from June 25, 2025 through June 30, 2025 (Successor) and for the period from December 29, 2024 through June 24, 2025 (Predecessor). The increase in selling, general and administrative expenses was primarily due to both transaction and reorganization related costs associated with the Chapter 11 financial reorganization of the Company.

Franchise Rights Acquired Impairments

In performing our interim impairment analysis as of March 29, 2025 (Predecessor), we determined that the carrying value of our United States indefinite-lived franchise rights acquired unit of account exceeded its respective fair value and, as a result, we recorded an impairment charge for our United States unit of account of $27.5 million in the first quarter of fiscal 2025 (Predecessor).

In performing our interim impairment analysis as of March 30, 2024 (Predecessor), we determined that the carrying values of our United States, Australia, New Zealand and United Kingdom indefinite-lived franchise rights acquired units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our United States, Australia, New Zealand and United Kingdom units of account of $251.4 million, $4.1 million, $2.3 million and $0.2 million, respectively, in the first quarter of fiscal 2024 (Predecessor).

Reorganization Items, Net

The net reorganization gain of $1,143.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) related to our emergence from Chapter 11 bankruptcy and primarily consisted of the gain on settlement of liabilities subject to compromise and the impacts of fresh start valuation adjustments. See Note 2, “Emergence from Voluntary Reorganization under Chapter 11” of the Consolidated Financial Statements for further information.

Interest Expense

Interest expense was $0.9 million for the period from June 25, 2025 through June 30, 2025 (Successor), $38.7 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $53.3 million for the six months ended June 29, 2024 (Predecessor). The change in interest expense was driven by the Chapter 11 financial reorganization and the reduction in Successor debt under the New Term Loan Facility relative to Predecessor debt. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during each of the respective periods and excluding the impact of any applicable interest rate swaps, was 11.09% per annum for the period from June 25, 2025 through June 30, 2025 (Successor), 7.14% per annum for the period from December 29, 2024 through June 24, 2025 (Predecessor) and 7.77% per annum for the six months ended June 29, 2024 (Predecessor), or 7.28% per annum for the six months ended June 29, 2024 (Predecessor) including the impact of any applicable interest rate swaps. Interest expense was impacted by the termination of our interest rate swaps on March 31, 2024. Following the emergence from bankruptcy and the restructuring of our debt, we anticipate a significant reduction in interest expense in future periods. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.

Other Expense (Income), Net

Other expense (income), net, which consists primarily of the impact of foreign currency on intercompany transactions, was $0.9 million of expense for the period from June 25, 2025 through June 30, 2025 (Successor), $6.7 million of expense for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $1.7 million of income for the six months ended June 29, 2024 (Predecessor).

Provision for Income Taxes

Our effective tax rate was (71.5%) for the period from June 25, 2025 through June 30, 2025 (Successor), 0.1% for the period from December 29, 2024 through June 24, 2025 (Predecessor) and (13.9%) for the six months ended June 29, 2024 (Predecessor).

The effective tax rate for interim periods is determined using an annualized effective tax rate (“AETR”), adjusted for discrete items. For the Successor Period, we estimated our effective AETR in recording our interim income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant, unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR, as such, items are recognized as discrete items in the quarter in which they occur. The Predecessor Period was also based on our AETR, including the discrete tax impacts resulting from fresh start accounting. Any changes to our deferred tax assets and liabilities for the Predecessor Period (whether resulting from reorganization adjustments, fresh start adjustments or otherwise) were partially offset with a corresponding adjustment to our valuation allowance.

As part of the Chapter 11 bankruptcy proceedings, our prepetition funded debt was extinguished. Absent an exception, a debtor recognizes cancellation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result, our U.S. net operating loss carryforward and tax credit carryforwards will be reduced to zero. The reductions in NOL carryforwards for the CODI are expected to be fully offset by a corresponding decrease to our valuation allowance as of December 31, 2025.

For the six months ended June 29, 2024 (Predecessor), the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to a valuation allowance established to offset certain non-U.S. deferred tax assets due to the uncertainty of realizing future tax benefits.

Net Income (Loss) and Diluted Earnings (Net Loss) Per Share

Net income was $1.3 million for the period from June 25, 2025 through June 30, 2025 (Successor), net income was $1,118.1 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and net loss was $324.6 million for the six months ended June 29, 2024 (Predecessor). Foreign currency positively impacted net income for the period from June 25, 2025 through June 30, 2025 (Successor) by $0.2 million and positively impacted net loss for the period from December 29, 2024 through June 24, 2025 (Predecessor) by $0.4 million. The change in net income (loss) was primarily due to reorganization items, net and transaction costs during the period from December 28, 2024 through June 24, 2025 (Predecessor) related to the emergence from bankruptcy, partially offset by the franchise rights acquired impairments.

Diluted EPS was $0.13 for the period from June 25, 2025 through June 30, 2025 (Successor), diluted EPS per share was $13.80 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and diluted net loss per share was $4.09 for the six months ended June 29, 2024 (Predecessor).

Operating Results

Although GAAP requires that we report our results for the period from December 29, 2024 through June 24, 2025 (Predecessor) and the period from June 25, 2025 through June 30, 2025 (Successor) separately, management views certain metric and revenue information for the six months ended June 30, 2025 by combining the results of the applicable Predecessor and Successor Periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. Although the Predecessor and Successor Periods generally are not comparable as they are impacted by fresh start accounting, there are no fresh start adjustments affecting revenues and therefore revenue information has been combined to provide a meaningful understanding of operating trends, which would be consistent with a pro forma calculation under Article 11 of Regulation S-X. Nevertheless, the combined operating results do not reflect the actual results we would have achieved absent our emergence from the Chapter 11 Cases and may not be indicative of future results.

We cannot adequately benchmark the operating results of the period from June 25, 2025 through June 30, 2025 (Successor) against any of the previous periods reported in our Consolidated Financial Statements without combining it with the period from December 29, 2024 through June 24, 2025 (Predecessor) and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics such as Subscription Revenues, Incoming and End of Period Subscribers and Monthly Subscription Revenues Per Average Subscriber for the Successor Period when combined with the Predecessor Period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, the tables below present the combined results for the first six months of fiscal 2025.

Metrics and Business Trends

The following tables set forth key metrics for the combined first six months of fiscal 2025 and the percentage change in those metrics versus the prior year period:

	Subscription Revenues (in millions except percentages)
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Combined First Six Months of Fiscal 2025	$313.0	$312.5	$60.1	$60.1	$373.0	$372.5
First Six Months of Fiscal 2024	$365.5	$365.5	$38.5	$38.5	$404.0	$404.0
% Change	(14.4%)	(14.5%)	56.1%	56.1%	(7.7%)	(7.8%)

	Subscribers (in thousands except percentages)
	Behavioral		Clinical		Total
	Incoming	End of Period	Incoming	End of Period	Incoming	End of Period
Combined First Six Months of Fiscal 2025	3,244.0	3,040.5	91.7	126.7	3,335.7	3,167.2
First Six Months of Fiscal 2024	3,730.9	3,755.5	66.6	81.0	3,797.5	3,836.5
% Change	(13.1%)	(19.0%)	37.8%	56.5%	(12.2%)	(17.4%)

	Monthly Subscription Revenues Per Average Subscriber
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Combined First Six Months of Fiscal 2025	$16.33	$16.30	$85.01	$85.01	$18.77	$18.75
First Six Months of Fiscal 2024	$16.03	$16.03	$82.08	$82.08	$17.36	$17.36
% Change	1.9%	1.7%	3.6%	3.6%	8.1%	8.0%

Operating Performance

The decline in Behavioral Subscription Revenues was primarily due to Behavioral recruitment challenges coupled with the lower number of Incoming Behavioral Subscribers versus the prior year. The increase in Clinical Subscription Revenues was primarily due to an increase in the number of subscribers, with the majority of the growth due to compounded semaglutide subscriptions.

The change in Total Monthly Subscription Revenues Per Average Subscriber was driven primarily by a mix shift to the Clinical business.

LIQUIDITY AND CAPITAL RESOURCES

We voluntarily commenced and completed a prepackaged bankruptcy filing under Chapter 11 of the Bankruptcy Code to restructure our debt and allow increased operating cash flow for funding our operations and strategic initiatives. We have experienced and expect to continue to experience significant disruption and competitive pressures, including shifts in consumer behavior in the weight loss category. There is also a rapid proliferation of GLP-1 and other medications available as weight-loss options, an evolving regulatory landscape, and significantly increased competition from new entrants. These factors have negatively impacted our business. While the Clinical business is growing, it has not yet been able to offset the declines in the Behavioral business, resulting in decreased revenue overall and decreased cash flows from operations. Further, we have historically had recurring net losses. We voluntarily commenced and completed a prepackaged bankruptcy filing under Chapter 11 to restructure our debt and allow increased operating cash flow for funding our operations and strategic initiatives.

On the Emergence Date, all outstanding liabilities under the Prepetition Credit Facilities and the Prepetition Credit Agreement totaling approximately $1,116.0 million and our 4.500% Senior Secured Notes due 2029 of $500.0 million were discharged and the liens and mortgages related thereto were released. Concurrently, we entered into the Senior Secured Credit Agreement dated June 24, 2025 which provided for a five-year term loan (the “New Term Loan Facility”) in an aggregate principal amount of $465.0 million maturing on June 24, 2030. Prepayments for excess cash are required annually as further described below. The restructuring of our debt significantly reduces the amount of outstanding debt and ongoing interest payments.

Our principal sources of liquidity are cash and cash equivalents and cash flows from operations. Our primary cash needs are funding our operations and global strategic initiatives, meeting debt service requirements and other financing commitments. We had unrestricted cash on hand of $152.4 million as of June 30, 2025 (of which $30.5 million is maintained at foreign subsidiaries).

Following our emergence from bankruptcy and restructuring of our debt, we believe that our sources of liquidity are sufficient to meet our obligations for at least 12 months following the issuance of the Consolidated Financial Statements found herein.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt, net as of:

	(In millions)
	Successor	Predecessor
	June 30,	December 28,
	2025	2024
Total current assets	$263.2	$102.6
Total current liabilities	140.1	173.3
Working capital surplus (deficit)	123.2	(70.7)
Cash and cash equivalents	152.4	53.0
Current portion of long-term debt, net	—	—
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt, net	$(29.2)	$(123.7)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt, net as of:

	(In millions)
	Successor	Predecessor
	June 30,	December 28,
	2025	2024
Operational liabilities and other, net of assets	$27.4	$81.9
Deferred revenue	30.0	31.7
Portion of operating lease liabilities due within one year	9.1	8.2
Prepaid income taxes	41.3	11.7
Accrued interest	1.0	11.3
Income taxes payable	3.0	2.3
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt, net	$(29.2)	$(123.7)

Note: Totals may not sum due to rounding.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	(In millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Six Months Ended
	through June 30, 2025	through June 24, 2025	June 29, 2024
Net cash provided by (used for) operating activities	$11.5	$(34.4)	$(38.0)
Net cash used for investing activities	$(0.2)	$(6.3)	$(10.1)
Net cash provided by (used for) financing activities	$—	$153.9	$(17.1)

Operating Activities

Net cash provided by operating activities was $11.5 million for the period from June 25, 2025 through June 30, 2025 (Successor), net cash used for operating activities was $34.4 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and net cash used for operating activities was $38.0 million for the six months ended June 29, 2024 (Predecessor). The change in net cash provided by (used for) operating activities was primarily attributable to a decrease in net loss after excluding the non-cash impact of the reorganization items, net and other non-cash add-back adjustments driven by the decline in franchise rights acquired impairments.

Investing Activities

Net cash used for investing activities was $0.2 million for the period from June 25, 2025 through June 30, 2025 (Successor), $6.3 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $10.1 million for the six months ended June 29, 2024 (Predecessor). The change in net cash used for investing activities was primarily attributable to a decrease in capitalized software and website development expenditures.

Financing Activities

There was no net cash provided by (used for) financing activities for the period from June 25, 2025 through June 30, 2025 (Successor). Net cash provided by financing activities was $153.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and net cash used for financing activities was $17.1 million for the six months ended June 29, 2024 (Predecessor). The change in net cash provided by (used for) financing activities was primarily attributable to an increase in borrowings on the Prepetition Revolving Credit Facility. On April 10, 2025, we made the second anniversary Sequence acquisition payment of $16.0 million.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations as of June 30, 2025 (Successor):

(In millions)

Successor
June 30,
2025
New Term Loan Facility due June 24, 2030	$465.0
Less: Current portion	—
Less: Unamortized deferred financing costs	1.3
Less: Unamortized debt premium	(1.8)
Total long-term debt	$465.5

Note: Totals may not sum due to rounding.

In the period from June 25, 2025 through June 30, 2025 (Successor), total interest expense on long-term debt, inclusive of amortization of deferred financing costs, amounted to $0.9 million. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $11.1 million and $28.6 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) and for the three months ended June 29, 2024 (Predecessor), respectively. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $38.7 million and $53.3 million for the period ended December 29, 2024 through June 24, 2025 (Predecessor) and for the six months ended June 29, 2024 (Predecessor), respectively.

We have historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. As of June 30, 2025 (Successor), we did not have any interest rate swaps in effect. As of December 28, 2024 (Predecessor), our debt consisted of fixed and/or variable-rate instruments. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 11.09% and 7.75% per annum at June 30, 2025 (Successor) and December 28, 2024 (Predecessor), respectively, or 7.47% per annum at December 28, 2024 (Predecessor) including the impact of any applicable interest rate swaps, based on interest rates on these dates.

Senior Secured Credit Agreement

In connection with our emergence from bankruptcy, on June 24, 2025 we, as borrower, the lenders party thereto, and Wilmington Savings Fund Society, FSB (“WSFS”), as administrative agent, entered into a senior secured credit agreement (the “Senior Secured Credit Agreement”) which provides for the New Term Loan Facility.

The New Term Loan Facility bears a variable interest rate based on either (1) the sum of (x) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate (as defined in the Senior Secured Credit Agreement), (b) the prime rate announced by WSFS and (c) one-month Term SOFR plus 1.00%; provided that such rate is not lower than a floor of 1.50%, plus (y) 5.80% per annum, or (2) the sum of (x) Term SOFR plus (y) 6.80% per annum, provided that Term SOFR is not lower than a floor of 0.50%.

All obligations under the Senior Secured Credit Agreement are guaranteed by, subject to certain exceptions, each of our current and future material subsidiaries. All obligations under the Senior Secured Credit Agreement, and the guarantees of those obligations, are or will be secured by substantially all of the assets of the Company and each guarantor organized in the United States, the United Kingdom and the Netherlands (each, a “Secured Guarantor”).

We are required to prepay (a) 100% of the unrestricted cash held by us and our subsidiaries in excess of $100.0 million, (b) 100% of the proceeds from the sale of certain assets and proceeds of certain casualty events, and (c) 100% of incurrence of any new debt proceeds unless such incurrence is permitted under the credit agreement. Other than the mandatory prepayments of excess unrestricted cash as described above, we are also required to pay a prepayment premium of: (a) for the first eighteen months following the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility in excess of $200.0 million, (b) from the eighteen-month anniversary of the Emergence Date to the second anniversary of the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility, and (c) from the second anniversary of the Emergence Date to the third anniversary of the Emergence Date, 1.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility. All prepayments of the principal balance of outstanding loans under the New Term Loan Facility are subject to customary “breakage” costs with respect to Term SOFR loans under the New Term Loan Facility.

Refer to “Emergence from Bankruptcy” for additional information.

Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) includes changes in the effects of foreign currency translations and the fair value of derivative instruments, as applicable. At June 30, 2025 (Successor) and June 29, 2024 (Predecessor), the cumulative balance of the effects of foreign currency translations, net of taxes, was income of $1.2 million and a loss of $17.4 million, respectively. At June 29, 2024 (Predecessor), the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was $0.0 million.

Dividends and Stock Transactions

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the sole discretion of our Board of Directors, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the provisions of Virginia law affecting the payment of distributions to shareholders and such other factors our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants in our existing indebtedness, including the Senior Secured Credit Agreement, and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock, which allows for shares to be purchased from time to time in the open market or through privately negotiated transactions and has no expiration date. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program, of which $208.9 million remained unutilized as of June 30, 2025. During the period from June 25, 2025 through June 30, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor) and the six months ended June 29, 2024 (Predecessor), we repurchased no shares of our common stock under this program. Notwithstanding the foregoing terms, the Company does not expect to conduct any repurchases of our common stock under this pre-bankruptcy authorized share repurchase program. The Company expects future share repurchases, if any, to be made under a new or modified share repurchase program authorized by our Board of Directors. Any future determination to enact a share repurchase program will be made at the sole discretion of our Board of Directors, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the applicable provisions of Virginia law and such other factors our Board of Directors may deem relevant. In addition, our ability to repurchase shares of our common stock may be limited by covenants in our existing indebtedness agreements and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

EBITDA AND ADJUSTED EBITDA

We define EBITDA, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted for franchise rights acquired impairments, reorganization items, net, transaction costs related to strategic alternatives and Chapter 11 financial reorganization, net restructuring charges, and other items that management believes are not indicative of ongoing operations, as applicable.

The table below sets forth the reconciliations for EBITDA and Adjusted EBITDA, each a non-GAAP financial measure, to net (loss) income, the most comparable GAAP financial measure, for the period from June 25, 2025 through June 30, 2025 (Successor), for the period from March 30, 2025 through June 24, 2025 (Predecessor), for the period from December 29, 2024 through June 24, 2025 (Predecessor) and for the three and six months ended June 29, 2024 (Predecessor):

	(In millions)
	Successor	Predecessor
	Period from	Period from	Period from
	June 25, 2025	March 30, 2025	December 29, 2024	Three Months Ended	Six Months Ended
	through June 30, 2025	through June 24, 2025	through June 24, 2025	June 29, 2024	June 29, 2024
Net income (loss)	$1.3	$1,190.7	$1,118.1	$23.3	$(324.6)
Interest	0.9	11.1	38.7	28.6	53.3
Taxes	(0.5)	(20.9)	1.7	(15.8)	39.6
Depreciation and amortization expenses	1.7	7.3	14.2	9.5	19.9
Stock-based compensation	—	3.2	4.0	2.7	5.1
EBITDA	$3.3	$1,191.3	$1,176.7	$48.3	$(206.7)
Franchise rights acquired impairments	—	—	27.5	—	258.0
Reorganization items, net	—	(1,143.9)	(1,143.9)	—	—
Transaction costs	0.2	10.0	20.9	—	—
Restructuring charges (1)	—	(1.1)	(0.1)	2.0	7.7
Other (2)	0.9	4.5	6.7	(0.1)	(1.7)
Adjusted EBITDA	$4.4	$60.8	$87.7	$50.2	$57.3

Note: Totals may not sum due to rounding.

(1)
Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include the 2024 Plan, the 2023 Plan and the 2022 Plan. Refer to Note 17 “Restructuring” of the Consolidated Financial Statements for additional information.
(2)
Primarily consists of the impact of foreign exchange gains and losses.

We present EBITDA and Adjusted EBITDA because we consider them to be useful supplemental measures of our performance and useful for period-over-period comparisons. In addition, we believe EBITDA and Adjusted EBITDA are useful to investors and analysts. See “—Non-GAAP Financial Measures” herein for an explanation of our use of these non-GAAP financial measures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2025 (Successor), the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2024 have not materially changed from December 28, 2024 (Predecessor) other than as set forth below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt, in particular changes in Term SOFR or the base rates which are used to determine the applicable interest rates for borrowings under the New Term Loan Facility.

As of June 30, 2025 (Successor), borrowings under the New Term Loan Facility bore interest at Term SOFR plus an applicable margin of 6.80%. For the New Term Loan Facility, the minimum interest rate for Term SOFR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50% (the “Term SOFR Floor”). Accordingly, as of June 30, 2025 (Successor), based on the amount of variable rate debt outstanding and the then-current Term SOFR rate, after giving consideration to the Term SOFR Floor, a hypothetical 125 basis point increase in interest rates would have increased annual interest expense by approximately $5.8 million and a hypothetical 125 basis point decrease in interest rates would have decreased annual interest expense by approximately $5.8 million. This decrease in market risk exposure from the end of fiscal 2024 was primarily due to the Chapter 11 financial reorganization of the Company, with an overall reduction in our variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, the end of the second quarter of fiscal 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the second quarter of fiscal 2025, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 12 “Legal” of the Notes to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2024 other than as set forth below.

We recently emerged from the Chapter 11 Cases, which could adversely affect our business, financial condition, relationships and liquidity.

As previously discussed above under Note 1 “Basis of Presentation” and Note 3 “Fresh Start Accounting” to our Consolidated Financial Statements, on June 24, 2025, we emerged from the Chapter 11 Cases. The Company’s senior management has been required to spend a significant amount of time and effort attending to the negotiation and execution of the Plan instead of focusing exclusively on the Company’s business operations. Risks associated with our emergence from bankruptcy include the following: our ability to maintain our relationships with our vendors, members, employees and other third parties; the impact of negative publicity associated with the bankruptcy on our business; our ability to maintain contracts that are critical to our operations; our ability to execute on our business plan; our ability to attract, motivate and retain key employees and our management team; competitors taking business away from us; employees being distracted from the performance of their duties by matters related to the Chapter 11 Cases; and uncertainties and continuing risks associated with our ability to achieve our stated goals.

Furthermore, we may not realize any or all of the intended benefits of the Chapter 11 Cases, the benefits may not be on the terms or in the manner we expect, and the costs incurred may exceed the intended benefits. The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation and we cannot assure you that having been subject to the bankruptcy proceedings will not adversely affect our operations in the future.

Our actual financial results following our emergence from bankruptcy may not be comparable to our historical financial information or to the projections we filed with the Court.

Upon emergence from our Chapter 11 Cases, we adopted fresh start accounting under ASC 852, in which case our assets and liabilities are recorded at fair value as of June 24, 2025, the Emergence Date, which differs materially from the recorded values of assets and liabilities on our historical consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends. This will make it difficult for shareholders to assess our performance in relation to prior periods. In addition, in connection with the Chapter 11 Cases, we prepared and filed certain financial projections that reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. We have not updated the projections prepared solely for the purpose of our Chapter 11 Cases or the assumptions on which they were based after our emergence. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections. Finally, following our emergence from bankruptcy proceedings, our capital structure was significantly altered. As a result, we do not believe our historical financial performance is indicative of our future financial performance and the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements.

Upon our emergence from bankruptcy, our Board of Directors was reconstituted and may implement changes in our business strategy that could affect the scope and results of our operations.

Our corporate business strategy is subject to continued development, evaluation and implementation by our management and Board of Directors. In connection with the effectiveness of the Plan in the Chapter 11 Cases, the Company’s Board of Directors was reconstituted, and subsequent to emergence from bankruptcy, an additional director joined the Board of Directors. The Board of Directors is now made up of seven directors, of which five directors did not serve on the former Board of Directors. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board of Directors of the Company at the time of the commencement of the Chapter 11 Cases and, thus, may have different views on the issues that will determine our future, including our strategic plans and priorities. The Board of Directors, as reconstituted, together with our Chief Executive Officer, may determine, from time to time, to implement changes in our business strategy which may affect our operations. There is, however, no guarantee that the strategic initiatives and plans, whether current or future, of the Board of Directors will be implemented in a timely manner or at all and, consequently, there is no guarantee that the operational and financial objectives of the reconstituted Board of Directors will be achieved in a timely manner or at all.

We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements, which may adversely affect our financial position and operating flexibility.

Prior to emergence from the Chapter 11 Cases, we had outstanding debt under the Prepetition Credit Facilities and Notes. In connection with our emergence from the Chapter 11 Cases, all of our outstanding obligations under the Prepetition Credit Facilities and Notes were discharged. However, we continue to have substantial indebtedness under our New Term Loan Facility, and, as of June 30, 2025, our total outstanding debt was $465.5 million under the New Term Loan Facility. Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as the increased popularity and acceptance of weight management medications, attitudes toward weight management and wellness programs and pressure from our competitors, as well as the impact of our emergence from the Chapter 11 Cases.

As of June 30, 2025, we had cash and cash equivalents of $152.4 million. While we have and continue to execute certain cost-savings initiatives, if our cash flows and capital resources are insufficient to fund our debt service obligations or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Any refinancing of our debt, if available on acceptable terms or at all, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any deterioration in our performance may result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or our ability to refinance our debt obligations on favorable terms or at all. Inadequate liquidity may materially adversely affect our share price and our ability to raise new capital or to enter into or amend critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.

The Senior Secured Credit Agreement includes customary negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of junior debt, amendments of material agreements governing junior debt, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, the availability of certain of which are subject to compliance with certain financial ratios. Our failure to comply with covenants could result in an acceleration of our debt, cause cross-defaults under our other debt, lead to the foreclosure on assets collateralizing secured debt (and the lenders and holders of that secured debt would rank ahead of the holders of unsecured debt in the proceeds of those assets). If our indebtedness is accelerated, we may not be able to repay our indebtedness, and we may not be able to borrow sufficient funds to refinance such indebtedness. Any such prepayment or refinancing could adversely affect our financial condition and liquidity. In addition, to the extent we may be required or choose to seek third-party financing in the future, we may not be able to obtain any such required financing on a timely basis or at all, particularly in light of the recent bankruptcy proceedings. Additionally, any future financing arrangements could include terms that are not commercially beneficial to us and/or we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject, which could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from any of the factors described herein or other factors. Any of the above-mentioned factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We cannot provide any guarantee that we will engage in share repurchases.

Although our Board of Directors previously authorized a share repurchase program before we entered bankruptcy, the Company does not expect to conduct any repurchases of our common stock under this pre-bankruptcy authorized share repurchase program. The Company expects future share repurchases, if any, to be made under a new or modified share repurchase program authorized by our Board of Directors. The Board of Directors is not obligated to adopt any new share repurchase program and we are not obligated to make any purchases under any such program, and any such future program may be discontinued at any time. In addition, even if the Board of Directors authorizes a new share repurchase program, the timing, manner, price and amount of any common stock repurchases will be determined by the Board of Directors in its sole discretion and will depend on a variety of factors, including our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the applicable provisions of Virginia law and such other factors our Board of Directors may deem relevant. In addition, our ability to repurchase shares of our common stock may be limited by covenants in our existing indebtedness agreements and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

We do not intend to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to applicable law, and will depend on a variety of factors, including our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our Board deems relevant.

Our articles of incorporation and bylaws and Virginia corporate law contain provisions that may discourage a takeover attempt.

Provisions contained in our articles of incorporation and bylaws and the laws of Virginia, the state in which we are incorporated, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our articles of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. For example, our articles of incorporation authorize our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These rights may have the effect of delaying or deterring a change of control of our company and could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

We could fail to maintain the listing of our common stock on Nasdaq, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction.

On May 9, 2025, we received written notice from Nasdaq notifying us that Nasdaq had determined to delist the Company’s common stock as a result of the Chapter 11 Cases. On May 16, 2025, the Company’s common stock was suspended from trading on Nasdaq and began trading on the Pink Current Market, operated by OTC Markets Group, under the symbol “WGHTQ.” Following the Company’s emergence from the Chapter 11 Cases on June 24, 2025, all equity securities in the Company, including the Company’s common stock, were cancelled, released and extinguished. On July 3, 2025, following the Company’s emergence from the Chapter 11 Cases, our newly issued common stock was relisted for trading on Nasdaq.

There can be no assurance that the Company will continue to meet Nasdaq listing requirements. A delisting from Nasdaq and commencement of trading on the Over-the-Counter Bulletin Board would likely result in a reduction in some or all of the following, each of which could have a material adverse effect on shareholders:

•
the liquidity of our common stock;
•
the market price of our common stock (and the accompanying valuation of our Company);
•
our ability to obtain financing or complete a strategic transaction;
•
the number of institutional and other investors that will consider investing in shares of our common stock;
•
the number of market makers or broker-dealers for our common stock;
•
the availability of information concerning the trading prices and volume of shares of our common stock;
•
loss of investor confidence or interest in strategic transactions or opportunities; and
•
difficulty in recruiting and retaining personnel through equity incentive awards.

The WeightWatchers Clinic compounded GLP-1 offering, which was discontinued on May 22, 2025, exposes us to a variety of risks that could result in an adverse impact on our reputation, business and ability to effectively compete.

In October 2024, WeightWatchers Clinic began offering to eligible clinical members access to compounded semaglutide, a GLP-1 prescription medication, sourced via a 503B outsourcing facility (the “Manufacturing Supplier”) and dispensed by a licensed 503A pharmacy (“Dispensing Pharmacy”). A 503B outsourcing facility must meet certain conditions under Section 503B of the Federal Food, Drug, and Cosmetic Act, including registration with the U.S. Food and Drug Administration (the “FDA”). The facility must also operate in compliance with the FDA’s Current Good Manufacturing Practice (cGMP) regulations and guidance and is subject to FDA inspection relating to compliance with cGMPs. Compounding pharmacies and 503B outsourcing facilities have been subject to increased scrutiny of their compounding activities, especially those involving GLP-1 compounding, by the FDA and state governmental agencies, and a governmental inquiry or action or litigation could be brought against us, our affiliated medical practices, the Dispensing Pharmacy or the Manufacturing Supplier relating to GLP-1 compounding and dispensing activities. In such a case, we may experience negative publicity and reputational harm. Manufacturers of the branded GLP-1 medications also have brought private actions against compounders and outsourcing facilities, as well as prescribers of compounded medications, including against med-spas, medical practices and telehealth providers, and such action or litigation could be brought against us or our affiliated medical practices. The Manufacturing Supplier is legally permitted to produce identical compounded versions of the branded semaglutide injection while the approved branded GLP-1 drug products (i.e., Ozempic and Wegovy) (the “Drug Products”) appear on the FDA drug shortage list. The Drug Products were added to the FDA drug shortage list in 2022. In a Declaratory Order issued on February 21, 2025, the FDA determined that the semaglutide injection product shortage was resolved and removed the Drug Products from the shortage list (the “Declaratory Order”). As part of the Declaratory Order, the FDA stated that 503B outsourcing facilities would be permitted to compound injectible semaglutide until the later of the date of the district court’s decision regarding litigation involving the Outsourcing Facilities Association (“OFA”) or May 22, 2025. On April 24, 2025, the district court in the OFA case denied OFA’s request for preliminary injunction. As a result, 503B outsourcing facilities were no longer permitted to compound injectible semaglutide beginning on May 22, 2025. In light of the Declaratory Order, WeightWatchers Clinic discontinued any offering that included compounded injectible semaglutide and continues to transition patients onto other available and suitable medications, such as branded GLP-1s and oral medications. The transition could adversely impact our business and results of operations. There can be no assurance that such WeightWatchers Clinic members will be able to be successfully transitioned to other medications to the same extent, or at all, due to a variety of factors, including some outside of our control. This transition is occurring earlier in 2025 than we initially anticipated and may result in near-term headwinds within our WeightWatchers Clinic business.

Due to our former compounded injectible semaglutide offering, our business could be negatively impacted by perceived risks associated with compounded medications. Certain compounding pharmacies and 503B outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage. We or the Manufacturing Supplier or Dispensing Pharmacy may also face allegations, litigation, and/or regulatory investigations under federal or state laws related to the marketing, fulfillment, distribution, dispensing, and/or sale of these products. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Such litigation or regulatory proceedings and investigations, unexpected side effects or safety or efficacy concerns with our former compounded injectible semaglutide offering (or GLP-1s as a class) or related negative publicity could have an adverse effect on our reputation, business and ability to effectively compete.

Our business is subject to legislative and regulatory restrictions.

A number of laws and regulations govern our advertising and marketing, services (including medical services), products, operations and relations with consumers, licensees, franchisees, coaches, guides, employees, payors and government authorities in the countries in which we operate.

Certain federal, state and foreign agencies, such as the U.S. Federal Trade Commission (the “FTC”) and the U.S. Food and Drug Administration (the “FDA”), regulate and enforce laws and regulations relating to advertising and marketing, promotions, packaging, labeling, privacy, consumer pricing and billing arrangements, and other consumer protection matters. In addition, there have been numerous new developments related to state and federal laws and regulations governing subscription services. In 2024, the FTC announced a final “click-to-cancel” rule requiring providers of subscription services like ourselves to make it as easy for consumers to cancel their enrollment as it was to sign up. Although the FTC’s rule was recently vacated by a federal court, other jurisdictions and states, such as California, have adopted similar and even more restrictive legislation. This new legislation could have a material negative impact on our business by resulting in an increase in subscription terminations. A determination by a federal, state or foreign agency, or a court in connection with a governmental enforcement action or private litigation, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions on our business operations. For example, during the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Other than as disclosed on our Current Report on Form 8-K filed with the SEC on June 25, 2025, there were no sales of unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Other than as disclosed on our Current Report on Form 8-K filed with the SEC on May 7, 2025, there is nothing to report under this item.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended June 30, 2025, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5–1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

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

**Exhibit 2.2	Confirmation Order, dated June 17, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed on June 18, 2025 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 2.3

First Amended Joint Prepackaged Plan of Reorganization, dated May 30, 2025 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on June 2, 2025 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 3.1

Third Amended and Restated Articles of Incorporation of WW International, Inc. (effective as of June 24, 2025) (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed on June 25, 2025 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 3.2

Amended and Restated Bylaws of WW International, Inc. (effective as of June 24, 2025) (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed on June 25, 2025 (File No. 001-16769), and incorporated herein by reference).

†**Exhibit 10.1

Transition Agreement and General Release, dated as of April 4, 2025, by and between WW International, Inc. and Donna Boyer (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, as filed on May 6, 2025 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 10.2

Restructuring Support Agreement, dated as of May 6, 2025, among the Company Parties and the Consenting Creditors (“Restructuring Support Agreement”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 7, 2025 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 10.3	Amendment via Email Correspondence, dated May 30, 2025, to the Restructuring Support Agreement.

**Exhibit 10.4

Senior Secured Credit Agreement, dated as of June 24, 2025, among WW International, Inc., as borrower, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on June 25, 2025 (File No. 001-16769), and incorporated herein by reference).

†**Exhibit 10.5

WW International, Inc. 2025 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on June 25, 2025 (File No. 001-16769), and incorporated herein by reference).

†*Exhibit 10.6	Form of Offer Letter for WW International, Inc. new directors.

*Exhibit 31.1	Rule 13a-14(a) Certification by Tara Comonte, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Felicia DellaFortuna, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

† Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: August 11, 2025	By:	/s/ Tara Comonte
Tara Comonte
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Felicia DellaFortuna
Felicia DellaFortuna
Chief Financial Officer (Principal Financial Officer)