Form 10-Q
period 2025-09-30
WW INTERNATIONAL, INC.
filed 2025-11-06
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of common stock outstanding as of October 30, 2025 was 9,986,928.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	Successor	Predecessor
	September 30,	December 28,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$170,145	$53,024
Restricted cash	7,421	3,003
Receivables (net of allowances: September 30, 2025 - $1,307 and December 28, 2024 - $3,166)	14,902	14,428
Prepaid income taxes	6,290	11,676
Prepaid marketing and advertising	3,599	4,969
Prepaid expenses and other current assets	16,965	15,548
TOTAL CURRENT ASSETS	219,322	102,648
Property and equipment, net	8,892	15,798
Operating lease assets	3,229	42,047
Goodwill	200,073	239,583
Other intangible assets, net	507,629	115,762
Deferred income taxes	16,298	16,686
Other noncurrent assets	13,309	17,752
TOTAL ASSETS	$968,752	$550,276
LIABILITIES AND TOTAL EQUITY DEFICIT
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$1,256	$8,168
Accounts payable	11,340	17,803
Salaries and wages payable	33,464	53,143
Accrued marketing and advertising	14,788	12,805
Accrued interest	977	11,322
Deferred acquisition payable	1,000	15,503
Other accrued liabilities	26,056	20,593
Income taxes payable	16,448	2,339
Deferred revenue	27,631	31,655
TOTAL CURRENT LIABILITIES	132,960	173,331
Long-term debt, net	465,492	1,430,643
Long-term operating lease liabilities	2,198	44,322
Deferred income taxes	44,465	14,762
Other noncurrent liabilities	648	1,590
TOTAL LIABILITIES	645,763	1,664,648
TOTAL EQUITY (DEFICIT)
Successor common stock, $0 par value; 1,000,000 shares authorized; 9,987 shares issued at September 30, 2025	378,533	—
Predecessor common stock, $0 par value; 1,000,000 shares authorized; 130,048 shares issued at December 28, 2024	—	—
Predecessor treasury stock, at cost, 49,997 shares at December 28, 2024	—	(3,024,710)
(Accumulated deficit) retained earnings	(56,262)	1,936,170
Accumulated other comprehensive income (loss)	718	(25,832)
TOTAL EQUITY (DEFICIT)	322,989	(1,114,372)
TOTAL LIABILITIES AND TOTAL EQUITY (DEFICIT)	$968,752	$550,276

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2025	September 28, 2024
Subscription revenues, net	$170,929	$191,248
Other revenues, net	1,162	1,639
Revenues, net	172,091	192,887
Cost of subscription revenues	47,908	63,329
Cost of other revenues	72	62
Cost of revenues	47,980	63,391
Gross profit	124,111	129,496
Marketing expenses	48,404	44,402
Product development expenses	7,550	10,048
Selling, general and administrative expenses	60,122	57,046
Franchise rights acquired impairments	—	57,045
Operating income (loss)	8,035	(39,045)
Interest expense	12,052	28,619
Other expense, net	342	5,870
Loss before income taxes	(4,359)	(73,534)
Provision for (benefit from) income taxes	53,157	(27,342)
Net loss	$(57,516)	$(46,192)
Net loss per share
Basic	$(5.76)	$(0.58)
Diluted	$(5.76)	$(0.58)
Weighted average common shares outstanding
Basic	9,987	79,732
Diluted	9,987	79,732

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Subscription revenues, net	$183,007	$360,953	$595,260
Other revenues, net	1,251	2,615	6,248
Revenues, net	184,258	363,568	601,508
Cost of subscription revenues	51,166	100,026	195,168
Cost of other revenues	72	158	1,750
Cost of revenues	51,238	100,184	196,918
Gross profit	133,020	263,384	404,590
Marketing expenses	51,188	110,871	188,260
Product development expenses	8,236	25,281	33,285
Selling, general and administrative expenses	62,975	78,480	140,456
Franchise rights acquired impairments	—	27,549	315,033
Operating income (loss)	10,621	21,203	(272,444)
Reorganization items, net	—	(1,143,918)	—
Interest expense	12,975	38,664	81,923
Other expense, net	1,274	6,685	4,187
(Loss) income before income taxes	(3,628)	1,119,772	(358,554)
Provision for income taxes	52,634	1,669	12,270
Net (loss) income	$(56,262)	$1,118,103	$(370,824)
(Net loss) earnings per share
Basic	$(5.63)	$13.93	$(4.67)
Diluted	$(5.63)	$13.80	$(4.67)
Weighted average common shares outstanding
Basic	9,987	80,271	79,474
Diluted	9,987	80,998	79,474

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2025	September 28, 2024
Net loss	$(57,516)	$(46,192)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(273)	3,791
Income tax expense on foreign currency translation (loss) gain	(191)	(953)
Foreign currency translation (loss) gain, net of taxes	(464)	2,838
Total other comprehensive (loss) income	(464)	2,838
Comprehensive loss	$(57,980)	$(43,354)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Net (loss) income	$(56,262)	$1,118,103	$(370,824)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	909	10,706	(712)
Income tax (expense) benefit on foreign currency translation gain (loss)	(191)	—	171
Foreign currency translation gain (loss), net of taxes	718	10,706	(541)
Loss on derivatives	—	—	(3,473)
Income tax benefit on loss on derivatives	—	—	757
Loss on derivatives, net of taxes	—	—	(2,716)
Total other comprehensive income (loss)	718	10,706	(3,257)
Comprehensive (loss) income	$(55,544)	$1,128,809	$(374,081)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Equity (Deficit)

(IN THOUSANDS)

Three Months Ended September 28, 2024 (Predecessor)

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at June 29, 2024 (Predecessor)	—	$—	130,048	$—	50,344	$(3,040,679)	$(17,395)	$1,970,791	$(1,087,283)
Comprehensive (loss) income	—	—	—	—	—	—	2,838	(46,192)	(43,354)
Issuance of treasury stock under stock plans	—	—	—	—	(30)	1,370	—	(1,370)	0
Compensation expense on share-based awards	—	—	—	—	—	—	—	1,917	1,917
Balance at September 28, 2024 (Predecessor)	—	$—	130,048	$—	50,314	$(3,039,309)	$(14,557)	$1,925,146	$(1,128,720)

Three Months Ended September 30, 2025 (Successor)

							Accumulated	Retained
	Successor		Predecessor		Predecessor		Other	Earnings
	Common Stock		Common Stock		Treasury Stock		Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Deficit)	Total
Balance at June 30, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$1,182	$1,254	$380,969
Comprehensive loss	—	—	—	—	—	—	(464)	(57,516)	(57,980)
Balance at September 30, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$718	$(56,262)	$322,989

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total EQUITY (Deficit)

(IN THOUSANDS)

Nine Months Ended September 28, 2024 (Predecessor)

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 30, 2023 (Predecessor)	—	$—	130,048	$—	50,859	$(3,064,628)	$(11,300)	$2,314,834	$(761,094)
Comprehensive loss	—	—	—	—	—	—	(3,257)	(370,824)	(374,081)
Issuance of treasury stock under stock plans	—	—	—	—	(545)	25,319	—	(25,923)	(604)
Compensation expense on share-based awards	—	—	—	—	—	—	—	7,059	7,059
Balance at September 28, 2024 (Predecessor)	—	$—	130,048	$—	50,314	$(3,039,309)	$(14,557)	$1,925,146	$(1,128,720)

Period from December 29, 2024 through June 24, 2025 (Predecessor) and Period from June 25, 2025 through September 30, 2025 (Successor)

							Accumulated	Retained
	Successor		Predecessor		Predecessor		Other	Earnings
	Common Stock		Common Stock		Treasury Stock		Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	(Loss) Income	Deficit)	Total
Balance at December 28, 2024 (Predecessor)	—	$—	130,048	$—	49,997	$(3,024,710)	$(25,832)	$1,936,170	$(1,114,372)
Comprehensive income	—	—	—	—	—	—	10,706	1,118,103	1,128,809
Issuance of treasury stock under stock plans	—	—	—	—	(539)	24,546	—	(24,685)	(139)
Compensation expense on share-based awards	—	—	—	—	—	—	—	4,032	4,032
Cancellation of Predecessor equity	—	—	(130,048)	—	(49,458)	3,000,164	15,126	(3,033,620)	(18,330)
Issuance of Successor equity	9,987	378,533	—	—	—	—	—	—	378,533
Balance at June 24, 2025 (Predecessor)	9,987	$378,533	—	$—	—	$—	$—	$—	$378,533

Balance at June 25, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$—	$—	$378,533
Comprehensive (loss) income	—	—	—	—	—	—	718	(56,262)	(55,544)
Balance at September 30, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$718	$(56,262)	$322,989

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Operating activities:
Net (loss) income	$(56,262)	$1,118,103	$(370,824)
Adjustments to reconcile net (loss) income to cash provided by (used for) operating activities:
Depreciation and amortization	27,174	14,201	29,103
Amortization of deferred financing costs and debt discount	(26)	1,766	3,763
Impairment of franchise rights acquired	—	27,549	315,033
Impairment of intangible and long-lived assets	—	97	297
Share-based compensation expense	—	4,032	7,059
Deferred tax provision (benefit)	1,064	(4,503)	(15,905)
Allowance for doubtful accounts	(513)	(1,131)	12,296
Reserve for inventory obsolescence	(2)	(1)	75
Foreign currency exchange rate loss	1,298	6,717	1,902
Non-cash reorganization items, net	—	(1,176,532)	—
Changes in cash due to:
Receivables	(2,245)	4,280	4,675
Inventories	2	3	97
Prepaid expenses	39,934	(31,281)	19,754
Accounts payable	1,454	(8,237)	(1,718)
Accrued liabilities	(14,623)	15,084	(14,551)
Deferred revenue	(2,220)	(2,914)	(2,745)
Other long-term assets and liabilities, net	(11)	(2,236)	(15,334)
Income taxes	13,394	580	5,576
Cash provided by (used for) operating activities	8,418	(34,423)	(21,447)
Investing activities:
Capital expenditures	(6)	(87)	(598)
Capitalized software and website development expenditures	(3,678)	(6,253)	(12,620)
Cash paid for acquisitions, net of cash acquired	(1,020)	—	—
Other items, net	(3)	(1)	(5)
Cash used for investing activities	(4,707)	(6,341)	(13,223)
Financing activities:
Borrowings on revolving credit facility	—	171,341	—
Financing costs	—	(1,298)	—
Taxes paid related to net share settlement of equity awards	—	(145)	(631)
Cash paid for acquisitions	—	(16,000)	(16,500)
Other items, net	—	—	(4)
Cash provided by (used for) financing activities	—	153,898	(17,135)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	235	3,966	(380)
Net increase (decrease) in cash and cash equivalents and restricted cash	3,946	117,100	(52,185)
Cash and cash equivalents and restricted cash, beginning of period	173,620	56,520	109,366
Cash and cash equivalents and restricted cash, end of period	$177,566	$173,620	$57,181

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

Beginning in the Successor Period (as defined below), the Company began reporting product development costs separately within the unaudited consolidated statements of operations. Product development costs include personnel-related costs such as salaries, benefits, and stock-based compensation as well as engineering, design, data, and other costs related to product development, such as software licenses. Product development costs were also recast in the Predecessor Periods (as defined below). Prior period amounts have been reclassified to conform with the current period presentation. Additionally, the issued and outstanding number of shares of the Company’s Successor Common Stock (as defined below) was updated from 10,000 in the prior period to 9,987 due to the final conversion of Predecessor (as defined below) equity, which had no impact on previously reported per share amounts.

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

“Predecessor”	The Company, prior to and including the Emergence Date
“Predecessor Period”	The Company’s operations, December 29, 2024 through June 24, 2025
“Successor”	The Company, after the Emergence Date
“Successor Period”	The Company’s operations, for the three months ended September 30, 2025 and the period from June 25, 2025 through September 30, 2025

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

The Debtors applied Accounting Standards Codification (“ASC”) 852, Reorganizations, during the period from the Petition Date to the Emergence Date. The prepetition liabilities that are unsecured, under-secured or where it could not be determined that the liabilities are fully secured, were classified to “Liabilities subject to compromise” through the Emergence Date (see Note 3 “Fresh Start Accounting”). For the period from the Petition Date to the Emergence Date, the Predecessor prepared the unaudited financial statements by distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including fresh start valuation adjustments and gains on liabilities subject to compromise, were recorded as reorganization items, net in the unaudited consolidated statements of operations in the Predecessor Period.

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

Liquidity and Going Concern

As noted above, the Debtors voluntarily commenced and completed a prepackaged bankruptcy filing under Chapter 11 of the Bankruptcy Code to restructure the Company’s debt and allow increased operating cash flow for funding its operations and strategic initiatives. The Company has experienced and expects to continue to experience significant disruption and competitive pressures, and shifts in consumer behavior in the weight loss category. This includes a rapid adoption of GLP-1 and other medications available as weight-loss options, an evolving regulatory landscape, and significantly increased competition from new entrants. These factors have negatively impacted the Company’s business.

The Successor has assessed the impact of the current disruption and competitive pressures on its liquidity requirements over the next 12 months. To support this assessment, the Successor has analyzed the following factors: (1) its current financial condition, including available liquidity sources; (2) both conditional and unconditional obligations that are due or anticipated, including any required prepayments of excess cash under the senior secured credit agreement described in Note 9; (3) the funds necessary to sustain operations in light of its current financial condition, obligations, and expected cash flows; and (4) any other conditions or events that may adversely impact the Successor’s ability to meet its obligations for at least one year after the issuance date of the financial statements. Based on such evaluation, the Successor has concluded that it is probable the Successor will have sufficient liquidity to meet its future cash needs with cash and cash equivalents and cash flows from operations for at least one year after the issuance date of the financial statements as the restructuring of its debt significantly reduced the amount of outstanding debt and ongoing interest payments.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Successor’s principal sources of liquidity are cash flows from operations and cash and cash equivalents. The Successor had unrestricted cash on hand of $170,145 as of September 30, 2025 (Successor). The Company also had a senior secured credit agreement (the “Senior Secured Credit Agreement”), which provided for a five-year term loan (the “New Term Loan Facility”) in an aggregate principal amount of $465,000 maturing on June 24, 2030 with required contractual repayments only expected to be annual prepayments to be made for excess cash above $100,000 applicable to the last 10 calendar days of the first quarter. Additionally, as of September 30, 2025 (Successor), the Company had $3,659 in issued but undrawn letters of credit outstanding with Bank of America, N.A., which are permitted under the Senior Secured Credit Agreement and issued pursuant to separate reimbursement and cash collateral agreements. Given the Company’s current and forecasted liquidity position, it does not foresee needing access to additional sources of liquidity in the next 12 months.

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

Plan of Reorganization

On the Emergence Date, all conditions precedent to the effectiveness of the Plan were either satisfied or waived, and the Debtors emerged from the Chapter 11 Cases. In accordance with the Plan and effective as of the Emergence Date:

•
First Lien Claims. The then-outstanding (i) senior secured tranche B term loans maturing on April 13, 2028 (the “Prepetition Term Loan Facility”), (ii) senior secured revolving credit facility (which included borrowing capacity available for letters of credit) maturing on April 23, 2026 (the “Prepetition Revolving Credit Facility”), and (iii) senior secured notes maturing on April 15, 2029 (the “Prepetition Senior Secured Notes”) (collectively, the “First Lien Claims”) were each discharged and terminated. Each holder of a First Lien Claim received a pro rata interest in a new senior secured credit agreement, which provides for a five-year term loan in an aggregate principal amount of $465,000 maturing on June 24, 2030 (the “New Term Loan Facility”) as well as a pro rata share of 91% of the equity of the Successor (the “Successor Common Stock”), subject to dilution by the Management Incentive Plan (defined below). Refer to Note 9, Long-Term Debt, for additional information.
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

Debt

In connection with the Debtors’ emergence from bankruptcy, the Company issued the New Term Loan Facility with a par amount of $465,000. The fair value of $466,816 at the Emergence Date was estimated using a discounted cash flow approach. The estimated fair value of the Company’s New Term Loan Facility was determined to be Level 3 as certain inputs used to determine the fair value were unobservable. The Company utilized a discounted cash flow method based on observable risk-free interest rate yield curves and unobservable factors to estimate the Company’s credit risk.

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
(d)
Changes in salaries and wages payable were due to the reinstatement of salaries and wages payable from liabilities subject to compromise.
(e)
Changes in other accrued liabilities included the following:

Accrual of bankruptcy-related professional fees	$13,167
Payment for bankruptcy-related professional fees	(4,752)
Changes in other accrued liabilities	$8,415
(f)
Changes in long-term debt, net included the following:

Issuance of New Term Loan Facility (see Note 9)	$465,000
Capitalization of debt issuance costs	(1,298)
Changes in long-term debt	$463,702
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
(i)
Reflects the Successor equity including the issuance of 9,987 shares of Successor Common Stock pursuant to the Plan.

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
(p)
The change in goodwill reflects the adjustment to record excess reorganization value not attributable to a specific assets class.
(q)
Changes to other intangible assets, net included the following:

Recognition of other intangible assets recorded at fair value (see Note 8)	$529,000
Adjustment to write-off capitalized cost and related accumulated amortization of other intangible assets as part of fresh start accounting	(82,145)
Changes in other intangible assets, net	$446,855
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
(t)
The change in operating lease liabilities due within one year reflects the fair value adjustment to the Company’s operating lease liabilities, including the adjustments associated with the Corporate Headquarters Lease (see Note 6 “Leases” for further discussion). As part of adjusting the Corporate Headquarters Lease to the allowable claim, the operating lease liability due within one year increased by $3,749. Decreases in operating lease liabilities due within one year reflect the decrease in short term leases due to applying the short term lease exemption, and the impact of changes to the IBR.
(u)
The change in long-term debt, net reflects the fair value adjustment to the Company’s long-term debt due to the New Term Loan Facility (see Note 9 “Long-term Debt”).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(v)
Changes to long-term operating lease liabilities included the following:

Adjustment to long-term operating lease liability associated with the Corporate Headquarters Lease (See Note 6)	$(38,545)
Other adjustment to record long-term operating lease liabilities at fair value	(185)
Changes in long-term operating lease liabilities	$(38,730)
(w)
Changes to retained earnings reflect the net cumulative impact of the fresh start adjustments on retained earnings as follows:

Other intangible assets	$446,855
Long-term operating lease liabilities	38,730
Goodwill	(43,369)
Accumulated other comprehensive loss	(17,206)
Property and equipment	6,176
Other current and noncurrent assets	(5,013)
Portion of operating lease liabilities within one year	(2,040)
Long-term debt	(1,816)
Operating lease assets	(1,626)
Total fresh start adjustments impacting reorganization items, net	$420,691
Income tax effects on deferred income taxes	(32,815)
Income tax effects on accumulated other comprehensive income	2,079
Income tax effects on prepaid income taxes	2,417
Changes in retained earnings	$392,372
(x)
Changes to accumulated other comprehensive income (loss) represent the reset of the Predecessor balance due to the adoption of fresh start accounting.
4.
Changes in Accounting Policy

There were changes to accounting policies implemented during the period from June 25, 2025 through September 30, 2025 (Successor), as described below. These policy changes were made in connection with the adoption of fresh start accounting. There were no changes to accounting policies during the period from December 29, 2024 through June 24, 2025 (Predecessor).

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

5.
Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board issued Accounting Standard Update 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to improve the operability and application of guidance related to capitalized software development costs by removing all references to project stages and clarifying the threshold entities apply to begin capitalizing costs. The Company will adopt this standard on January 1, 2028. The Company is currently evaluating the impact that the adoption may have on our consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.
Leases

The Company’s lease assets and lease liabilities for its studios and corporate offices were as follows:

	Successor	Predecessor
	September 30,	December 28,
	2025	2024
Assets:
Operating leases	$3,229	$42,047
Total lease assets	$3,229	$42,047

Liabilities:
Current
Operating leases	$1,256	$8,168
Noncurrent
Operating leases	2,198	44,322
Total lease liabilities	$3,454	$52,490

The components of the Company’s lease expense were as follows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2025	September 28, 2024
Operating lease cost:
Fixed lease cost	$431	$3,874
Lease termination cost	—	21
Variable lease cost	—	4
Total operating lease cost	431	$3,899
Finance lease cost:
Amortization of leased assets	—	1
Interest on lease liabilities	—	0
Total finance lease cost	$—	$1
Total lease cost	$431	$3,900

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Operating lease cost:
Fixed lease cost	$448	$6,574	$11,766
Lease termination cost (benefit)	—	740	(135)
Variable lease cost	—	4	21
Total operating lease cost	$448	$7,318	$11,652
Finance lease cost:
Amortization of leased assets	—	—	4
Interest on lease liabilities	—	—	0
Total finance lease cost	$—	$—	$4
Total lease cost	$448	$7,318	$11,656

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023 (Predecessor). The Company recorded sublease income for the three months ended September 30, 2025 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor) of $390, $415 and $2,205, respectively, as an offset to selling, general and administrative expenses. The Company recorded sublease income for the three and nine months ended September 28, 2024 (Predecessor) of $914 and $2,741, respectively, as an offset to selling, general and administrative expenses.

In connection with the Chapter 11 bankruptcy, on June 3, 2025 the Company filed a motion with the Court to reject the lease of our nonresidential real property located at our New York City, New York location (“Corporate Headquarters Lease”). By order dated June 12, 2025 (Docket No. 161), the Court approved such rejection, effective June 30, 2025. The rejected lease was abandoned and the Company derecognized the operating lease right-of-use assets of $32,660 and the related leasehold improvements of $10,371, which are included in the caption “Reorganization items, net” in the Company’s unaudited consolidated financial statement of operations for the period from December 29, 2024 through June 24, 2025 (Predecessor). As part of the fresh start accounting adjustments, the Company adjusted the operating lease liabilities to the estimated allowable claim of $8,100, which resulted in a net reduction in the operating lease liabilities of $34,796, consisting of a decrease of $38,545 in long-term operating lease liabilities partially offset by an increase of $3,749 in portion of operating lease liabilities due within one year, as of June 24, 2025 (Predecessor).

The Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	Successor	Predecessor
	September 30,	December 28,
	2025	2024
Weighted Average Remaining Lease Term (years)
Operating leases	2.87	6.84

Weighted Average Discount Rate
Operating leases	9.41	7.68

The Company’s leases have remaining lease terms of 1 to 4 years with a weighted average lease term of 2.87 years at September 30, 2025 (Successor).

At September 30, 2025 (Successor), the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

Operating Leases
Remainder of fiscal 2025	$147
Fiscal 2026	1,774
Fiscal 2027	978
Fiscal 2028	674
Fiscal 2029	423
Fiscal 2030	—
Thereafter	—
Total lease payments	$3,996
Less imputed interest	542
Present value of lease liabilities	$3,454

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Supplemental cash flow information related to leases were as follows:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$471	$7,160	$11,939
Operating cash flows from finance leases	$—	$—	$0
Financing cash flows from finance leases	$—	$—	$4

Lease assets obtained (modified) in exchange for new (modified) operating lease liabilities	$95	$(34,172)	$1,451
Lease assets modified in exchange for modified finance lease liabilities	$—	$—	$(1)

7.
Revenue

The following tables present the Company’s revenues disaggregated by revenue source:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2025	September 28, 2024
Behavioral Subscription Revenues	$145,152	$172,194
Clinical Subscription Revenues	25,777	19,054
Subscription Revenues, net	$170,929	$191,248
Other Revenues, net	1,162	1,639
Revenues, net	$172,091	$192,887

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Behavioral Subscription Revenues	$155,497	$302,636	$537,731
Clinical Subscription Revenues	27,510	58,317	57,529
Subscription Revenues, net	$183,007	$360,953	$595,260
Other Revenues, net	1,251	2,615	6,248
Revenues, net	$184,258	$363,568	$601,508

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

	Deferred Revenue	Deferred Revenue
	Current	Long-Term
Balance at December 30, 2023 (Predecessor)	$33,966	$165
Net decrease during the period	(2,541)	(110)
Balance at September 28, 2024 (Predecessor)	$31,425	$55

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Deferred Revenue	Deferred Revenue
	Current	Long-Term
Balance at December 28, 2024 (Predecessor)	$31,655	$93
Net decrease during the period	(1,873)	(8)
Balance at June 24, 2025 (Predecessor)	$29,782	$85

Balance at June 25, 2025 (Successor)	$29,782	$85
Net decrease during the period	(2,151)	(17)
Balance at September 30, 2025 (Successor)	$27,631	$68

Revenue recognized from amounts included in current deferred revenue at December 30, 2023 (Predecessor) was $32,344 for the nine months ended September 28, 2024 (Predecessor). Revenue recognized from amounts included in current deferred revenue at December 28, 2024 (Predecessor) was $26,934 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $2,887 for the period from June 25, 2025 through September 30, 2025 (Successor). The Company’s long-term deferred revenue, which is included in other noncurrent liabilities on its unaudited consolidated balance sheets, represents revenue that will not be recognized during the next 12 months and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third-party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

8.
Goodwill and Other Intangible Assets

Goodwill

In the Predecessor Period, goodwill primarily related to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005, Weekend Health Inc., doing business as Sequence, in 2023, and the Company’s franchised territories. In the Successor Period, goodwill primarily relates to the application of fresh start accounting. The change in the carrying value of goodwill was as follows:

Balance at December 30, 2023 (Predecessor)	$243,441
Effect of exchange rate changes	(3,858)
Balance at December 28, 2024 (Predecessor)	$239,583
Effect of exchange rate changes	2,839
Balance at June 24, 2025 (Predecessor) - Prior to fresh start accounting	$242,422
Fresh start accounting adjustments (Note 3)	(43,369)
Balance at June 24, 2025 (Predecessor)	$199,053

Balance at June 25, 2025 (Successor)	$199,053
Goodwill acquired during the period	1,020
Balance at September 30, 2025 (Successor)	$200,073

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company determines its reporting units based upon whether discrete financial information is available, if management regularly reviews the operating results of the component, the nature of the products offered to customers and the market characteristics of each reporting unit. A reporting unit is considered to be an operating segment or one level below an operating segment also known as a component. Prior to the change in operating segments, the Company’s reporting units for the evaluation of goodwill were determined by country. Component level financial information is reviewed by management across two business lines: Behavioral and Clinical. Accordingly, these were determined to be the Company's new reporting units at the first day of fiscal 2024 (Predecessor).

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

During the quarters ended September 28, 2024 (Predecessor), March 30, 2024 (Predecessor) and March 29, 2025 (Predecessor), the Company identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred. These factors included the continued decline in the Company’s stock price and market capitalization, and actual business performance. As a result of these triggering events, the Company performed an interim impairment test for all of its goodwill reporting units in the third quarter of fiscal 2024 (Predecessor), the first quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2025 (Predecessor).

Based on the results of the interim goodwill impairment test as of September 28, 2024 (Predecessor) performed for the Company’s Behavioral reporting unit, which held 63.0% of the Company’s goodwill at the September 28, 2024 (Predecessor) balance sheet date, there was significant headroom in the goodwill impairment test for this reporting unit with the difference between the fair value and the carrying value exceeding 100% and, therefore, no impairment existed. Based on the results of the interim goodwill impairment test as of September 28, 2024 (Predecessor) performed for the Company’s Clinical reporting unit, which held 37.0% of the Company’s goodwill at the September 28, 2024 (Predecessor) balance sheet date, the estimated fair value of this reporting unit was at least 20% higher than the respective reporting unit's carrying value and, therefore, no impairment existed.

Based on the results of the interim goodwill impairment test as of March 30, 2024 (Predecessor) performed for all of the Company’s reporting units, each reporting unit had an estimated fair value at least 25% higher than its respective carrying value and, therefore, no impairment existed.

Based on the results of the interim goodwill impairment test as of March 29, 2025 (Predecessor) performed for the Company’s Behavioral reporting unit, which held 62.7% of the Company’s goodwill at the March 29, 2025 (Predecessor) balance sheet date, the estimated fair value of this reporting unit was at least 55% higher than its carrying value and, therefore, no impairment existed. Based on the results of the interim goodwill impairment test as of March 29, 2025 (Predecessor) performed for the Company’s Clinical reporting unit, which held 37.3% of the Company’s goodwill at the March 29, 2025 (Predecessor) balance sheet date, the estimated fair value of this reporting unit was at least 60% higher than its carrying value and, therefore, no impairment existed.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other Intangible Assets

The components of other intangible assets, net as of December 28, 2024 (Predecessor) and September 30, 2025 (Successor) were as follows:

	Predecessor
	December 28,
	2024
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Franchise rights acquired	Indefinite	$68,627	$—	$68,627
Finite-lived intangible assets:
Capitalized software and website development costs	3 years	255,822	218,103	37,719
Trademarks	5 years	12,192	12,103	89
Other	20 years	13,537	6,714	6,823
Franchise rights acquired	1-17 years	7,820	5,316	2,504
Total other intangible assets		$357,998	$242,236	$115,762

	Successor
	September 30,
	2025
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Trade name	Indefinite	$320,000	$—	$320,000
Finite-lived intangible assets:
Database	3 years	46,000	4,075	41,925
Developed technology	3-6 years	70,000	5,182	64,818
Customers/subscribers	1 year	58,000	15,414	42,586
Customer relationships	6 years	35,000	1,550	33,450
Capitalized software and website development costs	3 years	4,947	97	4,850
Total other intangible assets		$533,947	$26,318	$507,629

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

For trade names valued under the relief from royalty income approach, the royalty rate was estimated to be 6.0%. For the developed technology-based intangibles that were valued using the relief from royalty income approach, the royalty rate was estimated to be 4.0% for Behavioral developed technology and 5.0% for Clinical developed technology. For the database intangibles that were valued using the cost approach and direct cost approach, the margin was estimated to be 19.0%. For customer related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 25.0% for Behavioral customers/subscribers and 40.0% for Clinical customers/subscribers. For B2B customer related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 10.0%. The discount rate applied to all the above models was 17.0%.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $24,696, $26,319 and $12,405 for the three months ended September 30, 2025 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,124 and $25,886 for the three and nine months ended September 28, 2024 (Predecessor), respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2025	$25,281
Fiscal 2026	$70,281
Fiscal 2027	$42,314
Fiscal 2028	$25,757
Fiscal 2029	$9,667
Fiscal 2030	$9,667
Thereafter	$4,662

The Company reviews other intangible assets for potential impairment on at least an annual basis or more often if events so require. Impairment is assessed by examining underlying assumptions used to determine fair value including projections of future cash flows, revenue growth rates, operating income margins and discount rates. The Company also considered the trading value of both its equity and debt. If the Company determines that it is more likely than not that its intangible assets may be impaired, it uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.

In performing the annual impairment analyses at May 4, 2025 (Predecessor) and May 5, 2024 (Predecessor), the Company determined that the carrying values of its franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairments existed.

As discussed above, based on the triggering events indicated during the quarters ended September 28, 2024 (Predecessor), March 30, 2024 (Predecessor) and March 29, 2025 (Predecessor), the Company performed an interim impairment test for all of its franchise rights acquired with indefinite-lived units of account in the third quarter of fiscal 2024 (Predecessor), the first quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2025 (Predecessor).

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

In performing the interim franchise rights acquired impairment test as of September 28, 2024 (Predecessor), the Company determined that the carrying values of its United States and United Kingdom franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States and United Kingdom units of account of $54,295 and $2,750 (which comprised the remaining balance of franchise rights acquired for the United Kingdom unit of account), respectively, in the third quarter of fiscal 2024 (Predecessor).

In performing the interim franchise rights acquired impairment test as of March 30, 2024 (Predecessor), the Company determined that the carrying values of its United States, Australia, New Zealand and United Kingdom franchise rights acquired with indefinite-lived units of account exceeded their respective fair values. Accordingly, the Company recorded impairment charges for its United States, Australia, New Zealand and United Kingdom units of account of $251,431, $4,074 (which comprised the remaining balance of franchise rights acquired for the Australia unit of account), $2,328 (which comprised the remaining balance of franchise rights acquired for the New Zealand unit of account) and $155, respectively, in the first quarter of fiscal 2024 (Predecessor).

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

The impairment charges recorded in the third quarter of fiscal 2024 (Predecessor), the first quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2025 (Predecessor) were driven primarily by the weighted average cost of capital used in the interim impairment tests, reflecting market factors, including higher interest rates and the trading values of the Company’s equity and debt, and, to a lesser extent, business performance.

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

	Successor
	September 30,
	2025
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Premium	Effective Rate (1)
New Term Loan Facility due June 24, 2030	$465,000	$1,233	$(1,725)	11.07%
Total	$465,000	$1,233	$(1,725)
Less: Current portion	—
Unamortized deferred financing costs	1,233
Unamortized debt premium	(1,725)
Total long-term debt	$465,492

(1)
Includes amortization of deferred financing costs and debt discount.

Total interest expense on long-term debt, inclusive of amortization of deferred financing costs, amounted to $12,052 and $12,975 for the three months ended September 30, 2025 (Successor) and the period from June 25, 2025 through September 30, 2025 (Successor), respectively. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $38,664 for the period ended December 29, 2024 through June 24, 2025 (Predecessor). Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $28,619 and $81,923 for the three and nine months ended September 28, 2024 (Predecessor), respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As of September 30, 2025 (Successor) and December 28, 2024 (Predecessor), the Company’s debt consisted of fixed and/or variable-rate instruments. The Company has historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. As of September 30, 2025 (Successor), the Company did not have any interest rate swaps in effect. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount, as applicable) on the Company’s outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 11.07% and 7.75% per annum at September 30, 2025 (Successor) and December 28, 2024 (Predecessor), respectively, or 7.47% per annum at December 28, 2024 (Predecessor) including the impact of any applicable interest rate swaps, based on interest rates on these dates.

Senior Secured Credit Agreement

In connection with the Company’s emergence from bankruptcy, on June 24, 2025 the Company, as borrower, the lenders party thereto, and Wilmington Savings Fund Society, FSB (“WSFS”), as administrative agent, entered into a senior secured credit agreement (the “Senior Secured Credit Agreement”) which provides for a five-year term loan in an aggregate principal amount of $465,000 maturing on June 24, 2030 (the “New Term Loan Facility”). As of September 30, 2025 (Successor), the Company had $465,000 in an aggregate principal amount of loans outstanding under the New Term Loan Facility. Additionally, the Company has $3,659 in issued but undrawn letters of credit outstanding with Bank of America, N.A., which are permitted under the Senior Secured Credit Agreement and issued pursuant to separate reimbursement and cash collateral agreements.

The New Term Loan Facility bears a variable interest rate based on either (1) the sum of (x) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate (as defined in the Senior Secured Credit Agreement), (b) the prime rate announced by WSFS and (c) one-month Term SOFR plus 1.00%; provided that such rate is not lower than a floor of 1.50%, plus (y) 5.80% per annum, or (2) the sum of (x) Term SOFR plus (y) 6.80% per annum, provided that Term SOFR is not lower than a floor of 0.50%. The interest rate in effect for the New Term Loan Facility as of September 30, 2025 was 10.80%.

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

The Company is required to prepay (a) 100% of the unrestricted cash held by the Company and its subsidiaries in excess of $100,000 applicable to the last 10 calendar days of the first quarter of fiscal year 2026, (b) 100% of the proceeds from the sale of certain assets and proceeds of certain casualty events, and (c) 100% of incurrence of any new debt proceeds unless such incurrence is permitted under the credit agreement. Other than the mandatory prepayments of excess unrestricted cash as described above, the Company is also required to pay a prepayment premium of: (a) for the first eighteen months following the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility in excess of $200,000, (b) from the eighteen-month anniversary of the Emergence Date to the second anniversary of the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility, and (c) from the second anniversary of the Emergence Date to the third anniversary of the Emergence Date, 1.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility. All prepayments of the principal balance of outstanding loans under the New Term Loan Facility are subject to customary “breakage” costs with respect to Term SOFR loans under the New Term Loan Facility. The Senior Secured Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, the availability of certain of which are subject to compliance with certain financial ratios, and (3) customary events of default.

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

10.
Per Share Data

Basic (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted (net loss) earnings per share:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2025	September 28, 2024
Numerator:
Net loss	$(57,516)	$(46,192)
Denominator:
Weighted average shares of common stock outstanding	9,987	79,732
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	9,987	79,732
Net loss per share
Basic	$(5.76)	$(0.58)
Diluted	$(5.76)	$(0.58)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Numerator:
Net (loss) income	$(56,262)	$1,118,103	$(370,824)
Denominator:
Weighted average shares of common stock outstanding	9,987	80,271	79,474
Effect of dilutive common stock equivalents	—	727	—
Weighted average diluted common shares outstanding	9,987	80,998	79,474
(Net loss) earnings per share
Basic	$(5.63)	$13.93	$(4.67)
Diluted	$(5.63)	$13.80	$(4.67)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted (net loss) earnings per share was 0, 0 and 7,003 for the three months ended September 30, 2025 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 9,966 and 9,490 for the three and nine months ended September 28, 2024 (Predecessor), respectively.

11.
Income Taxes

The Company’s effective tax rate was (1,219.5%) for the three months ended September 30, 2025 (Successor), (1,450.8%) for the period from June 25, 2025 through September 30, 2025 (Successor) and 0.1% for the period from December 29, 2024 through June 24, 2025 (Predecessor). The Company’s effective tax rate was 37.2% and (3.4%) for the three and nine months ended September 28, 2024 (Predecessor).

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

As part of the Chapter 11 bankruptcy proceedings, the Company’s prepetition funded debt was extinguished. The Internal Revenue Code (the “Code”) provides that a debtor in a bankruptcy case may exclude cancellation of debt income (“CODI”) from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of the Company’s CODI was estimated to be $951,515. As a result, the Company’s U.S. net operating loss carryforwards and tax credit carryforwards will be reduced to zero. The reductions in NOL carryforwards for the CODI are expected to be fully offset by a corresponding decrease to the Company’s valuation allowance as of December 31, 2025. The tax adjustments recorded in the Predecessor Period represent the Company’s best estimate using all available information at June 24, 2025. Further adjustments were recorded in the Successor Period at September 30, 2025 due to additional forecasted U.S. operating loss and credit attributes being generated. The final tax impacts of the bankruptcy emergence, as well as the Plan of Reorganization’s overall effect on the Company’s tax attributes and tax basis in assets will be refined based on the Company’s final December 31, 2025 financial position as required under the Code. The final tax impacts on the Company’s tax attributes could change significantly from the current estimates.

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

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company currently expects the OBBBA to have a material impact on the annual estimated effective tax rate for 2025. The Company will continue to assess the impact on its Consolidated Financial Statements with respect to fiscal year 2026 and future years.

12.
Cash Flow Information

The following table presents the Company’s cash and cash equivalents and restricted cash by balance sheet location:

	Successor	Predecessor
	September 30,	December 28,
	2025	2024
Cash and cash equivalents	$170,145	$53,024
Restricted cash	7,421	3,003
Restricted cash included in “Other noncurrent assets”	—	493
Total cash and cash equivalents and restricted cash	$177,566	$56,520

The Company’s restricted cash at September 30, 2025 (Successor) consisted of cash held in escrow accounts in connection with letters of credit and processor payments. The Company’s restricted cash at December 28, 2024 (Predecessor) consisted solely of cash held in an escrow account in connection with a foreign entity’s restructuring payments.

Supplemental Disclosures

The cash paid for Reorganization items, net as of June 24, 2025 (Predecessor) was $10,339 related to bankruptcy-related professional fees. Cash paid for Reorganization items, net for the three months ended September 30, 2025 (Successor) was $29,850 related to accrued professional service fees and lease termination payments. Non-cash transactions related to the Reorganization included the issuance of Successor common stock and the New Term Loan Facility in exchange for the settlement of the prepetition obligations.

13.
Legal

Voluntary Chapter 11 Proceedings

On May 6, 2025, the Debtors filed the Chapter 11 Cases under chapter 11 of the Bankruptcy Code in the Court to implement a prepackaged chapter 11 plan of reorganization to effectuate a financial restructuring of the Company’s secured debt. See Note 1 “Basis of Presentation – Emergence from Bankruptcy.” Subsequently, on May 30, 2025, the Debtors filed with the Court the Plan, which, as previously reported, was confirmed by the Court on June 17, 2025.

On the Emergence Date, the conditions precedent to the effectiveness of the Plan were satisfied or waived, the Plan became effective, and the Debtors emerged from the Chapter 11 Cases.

The Chapter 11 Cases were being jointly administered under the caption In re WW International, Inc., Case No. 25-10829 until June 25, 2025, at which time all Chapter 11 Cases but the Chapter 11 Case of WW North America Holdings, LLC, Case No. 25-10828, were closed. The Court entered the final decree, and the remaining Chapter 11 Case of WW North America Holdings, LLC was closed, on September 2, 2025, upon the conclusion of all administrative matters before the Court.

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

14.
Segment and Geographic Data

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses net income (loss) to assess financial performance and allocate resources. Significant expenses within net income (loss) include cost of revenues, marketing expenses, product development expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations. Other segment items within net income (loss) include reorganization items, net, interest expense, other expense (income), net, and provision for (benefit from) income taxes, as applicable.

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

Fair Value of Financial Instruments

The fair value of the Company’s New Term Loan Facility was determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of September 30, 2025 (Successor), the fair value of the Company’s New Term Loan Facility was approximately $425,883 as compared to the carrying value (including the debt premium and net of deferred financing costs) of $465,492. The Company’s New Term Loan Facility was previously determined to be Level 3.

The Company did not have any transfers into or out of Levels 1 and 2 during the period from June 25, 2025 through September 30, 2025 (Successor).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.
Accumulated Other Comprehensive Income (Loss)

Amounts reclassified out of accumulated other comprehensive income (loss) were as follows:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Balance at December 30, 2023 (Predecessor)	$2,716	$(14,016)	$(11,300)
Other comprehensive loss before reclassifications, net of tax	(57)	(541)	(598)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(2,659)	—	(2,659)
Net current period other comprehensive loss	$(2,716)	$(541)	$(3,257)
Balance at September 28, 2024 (Predecessor)	$—	$(14,557)	$(14,557)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

(Loss) Gain on Foreign Currency Translation
Balance at December 28, 2024 (Predecessor)	$(25,832)
Other comprehensive income, net of tax	10,706
Fresh start accounting adjustments (Note 3)	15,126
Balance at June 24, 2025 (Predecessor)	$—

Balance at June 25, 2025 (Successor)	$—
Other comprehensive income, net of tax	718
Balance at September 30, 2025 (Successor)	$718

(1)
Amounts in parentheses indicate debits

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (1)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
Gain on Qualifying Hedges
Interest rate contracts	$—	$—	$3,545	Interest expense
	—	—	3,545	(Loss) income before income taxes
	—	—	(886)	Provision for income taxes
	$—	$—	$2,659	Net (loss) income

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $146 and $253 for the three and nine months ended September 28, 2024 (Predecessor), respectively, which services included advertising, production and related fees. Ms. Winfrey and her related entities were no longer considered a related party to the Company effective at the beginning of fiscal 2025 (Predecessor).

The Company’s outstanding payables to parties related to Ms. Winfrey at September 30, 2025 (Successor) and December 28, 2024 (Predecessor) were $0 and $13, respectively.

On August 6, 2025, the Company acquired certain assets from, and offered employment to certain employees of, Peoplehood, Inc. (“Peoplehood”), a wellness support platform co-founded by Julie Rice, who previously served as a member of the Board of Directors. The Company purchased the assets for $1,020 in cash upon closing and $1,000 in deferred consideration that was paid in cash on November 5, 2025. The acquired assets included the Peoplehood brand name and other intangible assets, primarily the meeting platform and customer list. Approximately $1,020 in goodwill was generated from the acquisition. The acquisition will include the integration of Peoplehood’s curriculum, technology, and operational insights into the Company’s ecosystem, with the aim of enhancing community-based programs focused on GLP-1 medication use and menopause support. On August 7, 2025, the Company appointed Ms. Rice as its Chief Experience Officer. Ms. Rice and her affiliated entities are considered related parties to the Company.

18.
Restructuring

2024 Plan

As previously disclosed, in the third quarter of fiscal 2024 (Predecessor), in connection with the strategic streamlining of its operational structure to optimize its clinical and behavioral product portfolio and its cost-savings initiative, the Company committed to a plan of reduction in force that has resulted in the elimination of certain positions and the termination of employment for certain employees worldwide (the “2024 Plan”). The cumulative amount incurred at September 30, 2025 (Successor) related to the aggregate 2024 Plan is $21,576, consisting of employee termination benefit costs of $19,525, lease termination costs of $168 and other cash restructuring charges of $1,883. The Company fully executed the 2024 Plan during the second quarter of fiscal 2025 (Predecessor).

For the three months ended September 30, 2025 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), the components of the Company’s restructuring charges for the 2024 Plan were as follows:

	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	December 29, 2024
	September 30, 2025	through September 30, 2025	through June 24, 2025
Restructuring charges:
Employee termination benefit costs	$38	$38	$3,753
Other cash restructuring charges	84	84	658
Total restructuring charges	$122	$122	$4,411

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For the three months ended September 30, 2025 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), restructuring charges for the 2024 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	December 29, 2024
	September 30, 2025	through September 30, 2025	through June 24, 2025
Cost of revenues	$23	$23	$(248)
Selling, general and administrative expenses	99	99	4,659
Total restructuring charges	$122	$122	$4,411

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Employee termination benefit costs	Lease termination costs	Other cash restructuring charges	Total
Balance at December 30, 2023 (Predecessor)	$—	$—	$—	$—
Charges	15,520	168	1,141	16,829
Payments	(8,590)	—	(1,141)	(9,731)
Change in estimate	214	—	—	214
Balance at December 28, 2024 (Predecessor)	$7,144	$168	$—	$7,312
Charges	3,062	—	658	3,720
Payments	(4,421)	(168)	(658)	(5,247)
Change in estimate	691	—	—	691
Balance at June 24, 2025 (Predecessor)	$6,476	$—	$—	$6,476

Balance at June 25, 2025 (Successor)	$6,476	$—	$—	$6,476
Charges	—	—	84	84
Payments	(1,323)	—	(84)	(1,407)
Change in estimate	38	—	—	38
Balance at September 30, 2025 (Successor)	$5,191	$—	$—	$5,191

At September 30, 2025 (Successor), the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2027.

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

The Company committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). The cumulative amount incurred at September 30, 2025 (Successor) related to the aggregate 2023 Plan is $67,940.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Organizational Restructuring has resulted in the elimination of certain positions and the termination of employment for certain employees worldwide. The cumulative amount incurred at September 30, 2025 (Successor) related to the aggregate employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan is $38,624. The cumulative amount incurred at September 30, 2025 (Successor) related to the aggregate lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan is $12,789 and $7,707, respectively. The cumulative amount incurred at September 30, 2025 (Successor) related to the aggregate other cash restructuring charges and total non-cash restructuring charges under the 2023 Plan is $2,158 and $6,662, respectively.

For the three months ended September 30, 2025 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), the components of the Company’s restructuring charges for the 2023 Plan were as follows:

	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	December 29, 2024
	September 30, 2025	through September 30, 2025	through June 24, 2025
Restructuring charges:
Real Estate Restructuring - Employee termination benefit costs	$—	$—	$(2,207)
Organizational Restructuring - Employee termination benefit costs	—	—	(2,326)
Total restructuring charges	$—	$—	$(4,533)

For the three months ended September 30, 2025 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	December 29, 2024
	September 30, 2025	through September 30, 2025	through June 24, 2025
Cost of revenues	$—	$—	$(2,207)
Selling, general and administrative expenses	—	—	(2,326)
Total restructuring charges	$—	$—	$(4,533)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Real Estate Restructuring -	Real Estate Restructuring -	Organizational Restructuring -
	Lease termination costs	Employee termination benefit costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance at December 31, 2022 (Predecessor)	$—	$1,798	$11,810	$—	$13,608
Charges	12,924	5,678	26,927	1,577	47,106
Payments	(12,768)	(4,813)	(15,142)	(1,233)	(33,956)
Balance at December 30, 2023 (Predecessor)	$156	$2,663	$23,595	$344	$26,758
Charges	—	2,363	2,547	581	5,491
Payments	(21)	(1,835)	(19,342)	(925)	(22,123)
Change in estimate	(135)	75	(334)	—	(394)
Balance at December 28, 2024 (Predecessor)	$—	$3,266	$6,466	$—	$9,732
Payments	—	(619)	(2,953)	—	(3,572)
Change in estimate	—	(2,207)	(2,326)	—	(4,533)
Balance at June 24, 2025 (Predecessor)	$—	$440	$1,187	$—	$1,627

Balance at June 25, 2025 (Successor)	$—	$440	$1,187	$—	$1,627
Payments	—	(227)	(409)	—	(636)
Change in estimate	—	—	—	—	—
Balance at September 30, 2025 (Successor)	$—	$213	$778	$—	$991

At September 30, 2025 (Successor), the Company expects the remaining employee termination benefit liability related to the Real Estate Restructuring and the remaining employee termination benefit liability related to the Organizational Restructuring to be paid in full by the end of fiscal 2026.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, the statements about our plans, strategies, objectives, initiatives, and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “aim” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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
•
the impact of prolonged or recurring U.S. federal government shutdowns and any resulting volatility in the capital markets or interruptions in our access to capital;
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

Following our emergence from bankruptcy as described below, we changed our previous 52- or 53-week fiscal year ending on the Saturday closest to December 31 to a fiscal year coincident with the calendar year. We made the fiscal year change on a prospective basis and prior periods were not adjusted. The Company’s 2025 fiscal year that began on December 29, 2024 will end on December 31, 2025 and fiscal years 2026 and beyond will begin on January 1 and end on December 31 of the applicable year. This Quarterly Report on Form 10-Q for the third quarter of fiscal 2025 covers the period from July 1, 2025 to September 30, 2025. The Company’s quarterly results for subsequent fiscal years will be for quarterly periods ending March 31, June 30 and September 30 of each year. In this Quarterly Report on Form 10-Q:

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

Beginning on the Emergence Date, we applied fresh start accounting which resulted in Successor and Predecessor financial statement presentation. References to “Successor” relate to our operations for the three months ended September 30, 2025 and the period from June 25, 2025 through September 30, 2025. References to “Predecessor” relate to our operations for the period from December 29, 2024 through June 24, 2025 and the three and nine months ended September 28, 2024. Refer to Note 1 “Basis of Presentation” and Note 3 “Fresh Start Accounting” to our Consolidated Financial Statements for further details.

Recent Developments

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We currently expect the OBBBA to have a material impact on the annual estimated effective tax rate for 2025. We will continue to assess the impact on our Consolidated Financial Statements with respect to fiscal year 2026 and future years.

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this Quarterly Report on Form 10-Q the following non-GAAP financial measures: earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDA”); and EBITDA adjusted for franchise rights acquired impairments, reorganization items, net, transaction costs related to strategic alternatives and Chapter 11 financial reorganization, net restructuring charges, former Chief Executive Officer (“CEO”) separation expenses and other items as indicated in the reconciliations below that management believes are not indicative of ongoing operations (“Adjusted EBITDA”). See “—EBITDA and Adjusted EBITDA” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case.

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

We review other intangible assets for potential impairment on at least an annual basis or more often if events so require. Impairment is assessed by examining underlying assumptions used to determine fair value including projections of future cash flows, revenue growth rates, operating income margins and discount rates. We also considered the trading value of both our equity and debt. If we determine that it's more likely than not that our intangible assets may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. In performing the annual impairment analyses at May 4, 2025 (Predecessor) and May 5, 2024 (Predecessor), we determined that the carrying values of our franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairments existed.

Based on the triggering events indicated during the quarters ended September 28, 2024 (Predecessor), March 30, 2024 (Predecessor) and March 29, 2025 (Predecessor), we performed interim impairment tests for all of our goodwill reporting units and franchise rights acquired with indefinite-lived units of account in the third quarter of fiscal 2024 (Predecessor), the first quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2025 (Predecessor).

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

Further information regarding the results of our goodwill and other intangible assets annual impairment tests and interim impairment tests for the third quarter of fiscal 2024 (Predecessor), the first quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2025 (Predecessor) can be found in Note 8 “Goodwill and Other Intangible Assets” in the notes to the Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Bankruptcy

The Company applied ASC 852 in preparing the Consolidated Financial Statements starting on the Petition Date. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the Emergence Date, which includes the period of emergence from Chapter 11 bankruptcy, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges are recorded as Reorganization Items, net in the unaudited consolidated statements of operations.

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

For trade names valued under the relief from royalty income approach, the royalty rate was estimated to be 6.0%. For the developed technology-based intangibles that were valued using the relief from royalty income approach, the royalty rate was estimated to be 4.0% for Behavioral developed technology and 5.0% for Clinical developed technology. For the database intangibles that were valued using the cost approach and direct cost approach, the margin was estimated to be 19.0%. For customer related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 25.0% for Behavioral customers/subscribers and 40.0% for Clinical customers/subscribers. For B2B customer related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 10.0%. The discount rate applied to all the above models was 17.0%.

PERFORMANCE INDICATORS

Our management team regularly reviews and analyzes a number of financial and operating metrics, including the key performance indicators listed below, in order to manage our business, measure our performance, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and assess the quality and potential variability of our cash flows and earnings. We also believe that these key performance indicators are useful to both management and investors for forecasting purposes and to facilitate comparisons to our historical operating results. These metrics are supplemental to our GAAP results and include operational measures. As of the Emergence Date and due to our change in fiscal year, we consider these metrics on a fiscal month basis and therefore we no longer report Paid Weeks and Subscription Revenues Per Paid Weeks, but now report Monthly Subscription Revenues Per Average Subscriber.

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
•
Gross profit and gross margin.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 (Successor) Compared with the Three Months Ended September 28, 2024 (Predecessor)

The table below sets forth selected financial information from our consolidated statements of operations for the periods presented:

	(In millions, except per share amounts and percentages)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2025	September 28, 2024
Revenues, net	$172.1	$192.9
Cost of revenues	48.0	63.4
Gross profit	124.1	129.5
Gross Margin %	72.1%	67.1%

Marketing expenses	48.4	44.4
Product development expenses	7.6	10.0
Selling, general & administrative expenses	60.1	57.1
Franchise rights acquired impairments	—	57.0
Operating income (loss)	8.0	(39.0)
Operating Income (Loss) Margin %	4.7%	(20.2%)

Interest expense	12.1	28.6
Other expense, net	0.3	5.9
Loss before income taxes	(4.4)	(73.5)

Provision for (benefit from) income taxes	53.2	(27.3)
Net loss	$(57.5)	$(46.2)

Weighted average diluted shares outstanding	10.0	79.7
Diluted net loss per share	$(5.76)	$(0.58)

Note: Totals may not sum due to rounding.

Included within the operating results are the impact of transaction costs related to strategic alternatives and Chapter 11 financial reorganization, the impact of depreciation and amortization expenses, the net impact of restructuring charges, and the impact of former CEO separation expenses, as applicable, which are further detailed below.

Transaction Costs

Certain non-recurring transaction costs related to strategic alternatives and Chapter 11 financial reorganization are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2025	September 28, 2024
Transaction costs:
Selling, general and administrative expenses	$9.1	$—
Total transaction costs	$9.1	$—

Depreciation and Amortization Expenses

Depreciation and amortization expenses are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2025	September 28, 2024
Depreciation and amortization expenses:
Cost of revenues	$5.1	$6.4
Product development expenses	0.1	0.1
Selling, general and administrative expenses	20.3	2.7
Total depreciation and amortization expenses	$25.5	$9.2

Restructuring Charges

Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include the 2024 Plan, the 2023 Plan and our previously disclosed 2022 restructuring plan (the “2022 Plan”). The restructuring charges are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2025	September 28, 2024
Restructuring charges:
Cost of revenues	$0.0	$3.8
Selling, general and administrative expenses	0.1	10.0
Total restructuring charges	$0.1	$13.8

Former CEO Separation Expenses

Certain non-recurring expenses in connection with the separation from the Company of our former CEO are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2025	September 28, 2024
Former CEO separation expenses:
Selling, general and administrative expenses	$—	$3.9
Total transaction costs	$—	$3.9

Consolidated Results of Operations

Revenues

Revenues were $172.1 million for the three months ended September 30, 2025 (Successor) and $192.9 million for the three months ended September 28, 2024 (Predecessor). Foreign currency positively impacted our revenues for the three months ended September 30, 2025 (Successor) by $2.4 million. The change in revenues was driven by a decline in Behavioral Subscription Revenues, partially offset by an increase in Clinical Subscription Revenues. The decline in Behavioral Subscription Revenues was primarily due to Behavioral recruitment challenges coupled with the lower number of Incoming Behavioral Subscribers versus the prior year period. The increase in Clinical Subscription Revenues was primarily due to an increase in the number of subscribers.

Cost of Revenues

Cost of revenues were $48.0 million for the three months ended September 30, 2025 (Successor) and $63.4 million for the three months ended September 28, 2024 (Predecessor). Foreign currency increased cost of revenues for the three months ended September 30, 2025 (Successor) by $0.3 million. The change in cost of revenues was driven by a decrease in revenues, actions to reduce the fixed cost base and movement to a more variable cost structure.

Gross Profit

Gross profit was $124.1 million for the three months ended September 30, 2025 (Successor) and $129.5 million for the three months ended September 28, 2024 (Predecessor). Foreign currency positively impacted gross profit for the three months ended September 30, 2025 (Successor) by $2.2 million.

Gross margin was 72.1% for the three months ended September 30, 2025 (Successor) and 67.1% for the three months ended September 28, 2024 (Predecessor). The gross margin change was due to the reduction in cost of revenues as a result of actions to reduce the fixed cost base and movement to a more variable cost structure.

Marketing Expenses

Marketing expenses were $48.4 million for the three months ended September 30, 2025 (Successor) and $44.4 million for the three months ended September 28, 2024 (Predecessor). Foreign currency increased marketing expenses for the three months ended September 30, 2025 (Successor) by $0.2 million. The change in marketing expenses was primarily due to higher spend on online advertising and agency fees, partially offset by lower spend on TV advertising and production fees.

Product Development Expenses

Product development expenses were $7.6 million for the three months ended September 30, 2025 (Successor) and $10.0 million for the three months ended September 28, 2024 (Predecessor). Foreign currency had a de minimis impact on product development expenses for the three months ended September 30, 2025 (Successor). The change in product development expenses was primarily due to an increase in the capitalization rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $60.1 million for the three months ended September 30, 2025 (Successor) and $57.1 million for the three months ended September 28, 2024 (Predecessor). Foreign currency increased selling, general and administrative expenses for the three months ended September 30, 2025 (Successor) by $0.1 million. The change in selling, general and administrative expenses was primarily due to transaction related costs associated with the Chapter 11 financial reorganization of the Company.

Impairments

In performing our interim impairment analysis as of September 28, 2024 (Predecessor), we determined that the carrying values of our United States and United Kingdom indefinite-lived franchise rights acquired units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our United States and United Kingdom units of account of $54.3 million and $2.8 million, respectively, in the third quarter of fiscal 2024 (Predecessor).

Interest Expense

Interest expense was $12.1 million for the three months ended September 30, 2025 (Successor) and $28.6 million for the three months ended September 28, 2024 (Predecessor). The change in interest expense was driven by the Chapter 11 financial reorganization and the reduction in Successor debt under the New Term Loan Facility relative to Predecessor debt. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount, as applicable) and our average borrowings during each of the respective periods, was 11.06% per annum for the three months ended September 30, 2025 (Successor) and 7.75% per annum for the three months ended September 28, 2024 (Predecessor). See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, was $0.3 million of expense for the three months ended September 30, 2025 (Successor) and $5.9 million of expense for the three months ended September 28, 2024 (Predecessor).

Provision for (Benefit from) Income Taxes

Our effective tax rate was (1,219.5%) for the three months ended September 30, 2025 (Successor) and 37.2% for the three months ended September 28, 2024 (Predecessor).

The effective tax rate for interim periods is determined using an annualized effective tax rate (“AETR”), adjusted for discrete items. For the Successor Period, we estimated our AETR in recording our interim income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant, unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR, as such, items are recognized as discrete items in the quarter in which they occur. The Predecessor Period was also based on our AETR, including the discrete tax impacts resulting from reorganization adjustments and fresh start accounting. Any changes to our deferred tax assets and liabilities for the Predecessor Period (whether resulting from reorganization adjustments, fresh start adjustments or otherwise) were partially offset with a corresponding adjustment to our valuation allowances.

As part of the Chapter 11 bankruptcy proceedings, our prepetition funded debt was extinguished. The Internal Revenue Code (the “Code”) provides that a debtor in a bankruptcy case may exclude cancellation of debt income (“CODI”) from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of our CODI was estimated to be $951.5 million. As a result, our U.S. net operating loss carryforwards and tax credit carryforwards will be reduced to zero. The reductions in NOL carryforwards for the CODI are expected to be fully offset by a corresponding decrease to our valuation allowance as of December 31, 2025. The tax adjustments recorded in the Predecessor Period represent our best estimate using all available information at June 24, 2025. Further adjustments were recorded in the Successor Period at September 30, 2025 due to additional forecasted U.S. operating loss and credit attributes being generated. The final tax impacts of the bankruptcy emergence, as well as the Plan of Reorganization’s overall effect on our tax attributes and tax basis in assets will be refined based on our final December 31, 2025 financial position as required under the Code. The final tax impacts on our tax attributes could change significantly from the current estimates.

As a result of emergence from the Chapter 11 bankruptcy proceedings, we did experience an ownership change. Our ability to utilize disallowed business interest carryforwards to reduce future taxable income and federal income tax is subject to various limitations under Section 382 of the Code. The utilization of such attributes will be subject to an annual limitation under Section 382 of the Code.

For the three months ended September 28, 2024 (Predecessor), the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to an increase in the valuation allowance.

Net Loss and Diluted Net Loss Per Share

Net loss was $57.5 million for the three months ended September 30, 2025 (Successor) and $46.2 million for the three months ended September 28, 2024 (Predecessor). Foreign currency positively impacted net loss for the three months ended September 30, 2025 (Successor) by $1.4 million. The change in net loss primarily related to the increase in the provision for income taxes.

Diluted net loss per share was $5.76 for the three months ended September 30, 2025 (Successor) and $0.58 for the three months ended September 28, 2024 (Predecessor).

Operating Results

Metrics and Business Trends

The following tables set forth key metrics for the third quarter of fiscal 2025 and the percentage change in those metrics versus the prior year period:

	Subscription Revenues (in millions except percentages)
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Q3 2025	$145.2	$142.7	$25.8	$25.8	$170.9	$168.5
Q3 2024	$172.2	$172.2	$19.1	$19.1	$191.2	$191.2
% Change	(15.7%)	(17.1%)	35.3%	35.3%	(10.6%)	(11.9%)

	Subscribers (in thousands except percentages)
	Behavioral		Clinical		Total
	Incoming	End of Period	Incoming	End of Period	Incoming	End of Period
Q3 2025	3,040.5	2,862.3	126.7	124.1	3,167.2	2,986.4
Q3 2024	3,755.5	3,589.0	81.0	77.8	3,836.5	3,666.7
% Change	(19.0%)	(20.2%)	56.5%	59.6%	(17.4%)	(18.6%)

	Monthly Subscription Revenues Per Average Subscriber
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Q3 2025	$16.39	$16.12	$68.52	$68.52	$18.52	$18.26
Q3 2024	$15.63	$15.63	$80.02	$80.02	$16.99	$16.99
% Change	4.9%	3.1%	(14.4%)	(14.4%)	9.0%	7.4%

Operating Performance

The decline in Behavioral Subscription Revenues was primarily due to Behavioral recruitment challenges coupled with the lower number of Incoming Behavioral Subscribers versus the prior year period. The increase in Clinical Subscription Revenues was primarily due to an increase in the number of subscribers.

The change in Total Monthly Subscription Revenues Per Average Subscriber was driven primarily by a mix shift to the Clinical business.

RESULTS OF OPERATIONS

Period from June 25, 2025 through September 30, 2025 (Successor) and Period from December 29, 2024 through June 24, 2025 (Predecessor) Compared with the Nine Months Ended September 28, 2024 (Predecessor)

The table below sets forth selected financial information from our consolidated statements of operations for the periods presented:

	(In millions, except per share amounts and percentages)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Revenues, net	$184.3	$363.6	$601.5
Cost of revenues	51.2	100.2	196.9
Gross profit	133.0	263.4	404.6
Gross Margin %	72.2%	72.4%	67.3%

Marketing expenses	51.2	110.9	188.3
Product development expenses	8.2	25.3	33.3
Selling, general & administrative expenses	63.0	78.5	140.4
Franchise rights acquired impairments	—	27.5	315.0
Operating income (loss)	10.6	21.2	(272.4)
Operating Income (Loss) Margin %	5.8%	5.8%	(45.3%)

Reorganization items, net	—	(1,143.9)	—
Interest expense	13.0	38.7	81.9
Other expense, net	1.3	6.7	4.2
(Loss) income before income taxes	(3.6)	1,119.8	(358.6)

Provision for income taxes	52.6	1.7	12.3
Net (loss) income	$(56.3)	$1,118.1	$(370.8)

Weighted average diluted shares outstanding	10.0	81.0	79.5
Diluted (net loss) earnings per share	$(5.63)	$13.80	$(4.67)

Note: Totals may not sum due to rounding.

Included within the operating results are the impact of transaction costs related to strategic alternatives and Chapter 11 financial reorganization, the impact of depreciation and amortization expenses, the net impact of restructuring charges, and the impact of former CEO separation expenses, as applicable, which are further detailed below.

Transaction Costs

Certain non-recurring transaction costs related to strategic alternatives and Chapter 11 financial reorganization are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Transaction costs:
Selling, general and administrative expenses	$9.3	$20.9	$—
Total transaction costs	$9.3	$20.9	$—

Depreciation and Amortization Expenses

Depreciation and amortization expenses are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Depreciation and amortization expenses:
Cost of revenues	$5.5	$8.7	$19.0
Product development expenses	0.1	0.1	0.5
Selling, general and administrative expenses	21.6	5.4	9.6
Total depreciation and amortization expenses	$27.2	$14.2	$29.1

Restructuring Charges

Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include the 2024 Plan, the 2023 Plan and the 2022 Plan. The restructuring charges are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Restructuring charges:
Cost of revenues	$0.0	$(2.5)	$6.2
Selling, general and administrative expenses	0.1	2.3	15.3
Total restructuring charges	$0.1	$(0.1)	$21.5

Former CEO Separation Expenses

Certain non-recurring expenses in connection with the separation from the Company of our former CEO are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Former CEO separation expenses:
Selling, general and administrative expenses	$—	$—	$3.9
Total transaction costs	$—	$—	$3.9

Consolidated Results of Operations

Revenues

Revenues were $184.3 million for the period from June 25, 2025 through September 30, 2025 (Successor), $363.6 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $601.5 million for the nine months ended September 28, 2024 (Predecessor). Foreign currency positively impacted our revenues for the period from June 25, 2025 through September 30, 2025 (Successor) by $2.7 million and for the period from December 29, 2024 through June 24, 2025 (Predecessor) by $0.5 million. The change in revenues was driven by a decline in Behavioral Subscription Revenues, partially offset by an increase in Clinical Subscription Revenues. The decline in Behavioral Subscription Revenues was primarily due to Behavioral recruitment challenges coupled with the lower number of Incoming Behavioral Subscribers versus the prior year. The increase in Clinical Subscription Revenues was primarily due to an increase in the number of subscribers.

Cost of Revenues

Cost of revenues were $51.2 million for the period from June 25, 2025 through September 30, 2025 (Successor), $100.2 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $196.9 million for the nine months ended September 28, 2024 (Predecessor). Foreign currency increased cost of revenues for the period from June 25, 2025 through September 30, 2025 (Successor) by $0.3 million and had a de minimis impact on cost of revenues for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in cost of revenues was driven by a decrease in revenues, actions to reduce the fixed cost base and movement to a more variable cost structure.

Gross Profit

Gross profit was $133.0 million for the period from June 25, 2025 through September 30, 2025 (Successor), $263.4 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $404.6 million for the nine months ended September 28, 2024 (Predecessor). Foreign currency positively impacted gross profit for the period from June 25, 2025 through September 30, 2025 (Successor) by $2.4 million and for the period from December 29, 2024 through June 24, 2025 (Predecessor) by $0.5 million.

Gross margin was 72.2% for the period from June 25, 2025 through September 30, 2025 (Successor), 72.4% for the period from December 29, 2024 through June 24, 2025 (Predecessor) and 67.3% for the nine months ended September 28, 2024 (Predecessor). The gross margin change was due to the reduction in cost of revenues as a result of actions to reduce the fixed cost base and movement to a more variable cost structure.

Marketing Expenses

Marketing expenses were $51.2 million for the period from June 25, 2025 through September 30, 2025 (Successor), $110.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $188.3 million for the nine months ended September 28, 2024 (Predecessor). Foreign currency increased marketing expenses for the period from June 25, 2025 through September 30, 2025 (Successor) by $0.2 million and decreased marketing expenses for the period from December 29, 2024 through June 24, 2025 (Predecessor) by $0.1 million. The change in marketing expenses was primarily due to lower spend on TV and online advertising as well as the strategic decision to reduce marketing spend during our financial reorganization process.

Product Development Expenses

Product development expenses were $8.2 million for the period from June 25, 2025 through September 30, 2025 (Successor), $25.3 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $33.3 million for the nine months ended September 28, 2024 (Predecessor). Foreign currency had a de minimis impact on product development expenses for the period from June 25, 2025 through September 30, 2025 (Successor) and for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in product development expenses was primarily due to an increase in the capitalization rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $63.0 million for the period from June 25, 2025 through September 30, 2025 (Successor), $78.5 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $140.4 million for the nine months ended September 28, 2024 (Predecessor). Foreign currency increased selling, general and administrative expenses for the period from June 25, 2025 through September 30, 2025 (Successor) by $0.1 million and had a de minimis impact on selling, general and administrative expenses for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in selling, general and administrative expenses was primarily due to both transaction and reorganization related costs associated with the Chapter 11 financial reorganization of the Company.

Franchise Rights Acquired Impairments

In performing our interim impairment analysis as of September 28, 2024 (Predecessor), we determined that the carrying values of our United States and United Kingdom indefinite-lived franchise rights acquired units of account exceeded their respective fair values and, as a result, we recorded impairment charges for our United States and United Kingdom units of account of $54.3 million and $2.8 million, respectively, in the third quarter of fiscal 2024 (Predecessor).

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

Interest Expense

Interest expense was $13.0 million for the period from June 25, 2025 through September 30, 2025 (Successor), $38.7 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $81.9 million for the nine months ended September 28, 2024 (Predecessor). The change in interest expense was driven by the Chapter 11 financial reorganization and the reduction in Successor debt under the New Term Loan Facility relative to Predecessor debt. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount, as applicable) and our average borrowings during each of the respective periods and excluding the impact of any applicable interest rate swaps, was 11.07% per annum for the period from June 25, 2025 through September 30, 2025 (Successor), 7.14% per annum for the period from December 29, 2024 through June 24, 2025 (Predecessor) and 7.76% per annum for the nine months ended September 28, 2024 (Predecessor), or 7.44% per annum for the nine months ended September 28, 2024 (Predecessor) including the impact of any applicable interest rate swaps. Interest expense was impacted by the termination of our interest rate swaps on March 31, 2024. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, was $1.3 million of expense for the period from June 25, 2025 through September 30, 2025 (Successor), $6.7 million of expense for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $4.2 million of income for the nine months ended September 28, 2024 (Predecessor).

Provision for Income Taxes

Our effective tax rate was (1,450.8%) for the period from June 25, 2025 through September 30, 2025 (Successor), 0.1% for the period from December 29, 2024 through June 24, 2025 (Predecessor) and (3.4%) for the nine months ended September 28, 2024 (Predecessor).

The effective tax rate for interim periods is determined using an AETR, adjusted for discrete items. For the Successor Period, we estimated our AETR in recording our interim income tax provision for the various jurisdictions in which we operate. The tax effects of statutory rate changes, significant, unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR, as such, items are recognized as discrete items in the quarter in which they occur. The Predecessor Period was also based on our AETR, including the discrete tax impacts resulting from reorganization adjustments and fresh start accounting. Any changes to our deferred tax assets and liabilities for the Predecessor Period (whether resulting from reorganization adjustments, fresh start adjustments or otherwise) were partially offset with a corresponding adjustment to our valuation allowances.

As part of the Chapter 11 bankruptcy proceedings, our prepetition funded debt was extinguished. The Code provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of our CODI was estimated to be $951.5 million. As a result, our U.S. net operating loss carryforwards and tax credit carryforwards will be reduced to zero. The reductions in NOL carryforwards for the CODI are expected to be fully offset by a corresponding decrease to our valuation allowance as of December 31, 2025. The tax adjustments recorded in the Predecessor Period represent our best estimate using all available information at June 24, 2025. Further adjustments were recorded in the Successor Period at September 30, 2025 due to additional forecasted U.S. operating loss and credit attributes being generated. The final tax impacts of the bankruptcy emergence, as well as the Plan of Reorganization’s overall effect on our tax attributes and tax basis in assets will be refined based on our final December 31, 2025 financial position as required under the Code. The final tax impacts on our tax attributes could change significantly from the current estimates.

As a result of emergence from the Chapter 11 bankruptcy proceedings, we did experience an ownership change. Our ability to utilize disallowed business interest carryforwards to reduce future taxable income and federal income tax is subject to various limitations under Section 382 of the Code. The utilization of such attributes will be subject to an annual limitation under Section 382 of the Code.

For the nine months ended September 28, 2024 (Predecessor), the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to a valuation allowance established to offset certain non-U.S. deferred tax assets due to the uncertainty of realizing future tax benefits.

Net (Loss) Income and Diluted (Net Loss) Earnings Per Share

Net loss was $56.3 million for the period from June 25, 2025 through September 30, 2025 (Successor), net income was $1,118.1 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and net loss was $370.8 million for the nine months ended September 28, 2024 (Predecessor). Foreign currency positively impacted net loss for the period from June 25, 2025 through September 30, 2025 (Successor) by $1.6 million and positively impacted net loss for the period from December 29, 2024 through June 24, 2025 (Predecessor) by $0.4 million. The change in net (loss) income was primarily due to reorganization items, net and transaction costs during the period from December 28, 2024 through June 24, 2025 (Predecessor) related to the emergence from bankruptcy, partially offset by the franchise rights acquired impairments.

Diluted net loss per share was $5.63 for the period from June 25, 2025 through September 30, 2025 (Successor), diluted earnings per fully diluted share was $13.80 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and diluted net loss per share was $4.67 for the nine months ended September 28, 2024 (Predecessor).

Operating Results

Although GAAP requires that we report our results for the period from December 29, 2024 through June 24, 2025 (Predecessor) and the period from June 25, 2025 through September 30, 2025 (Successor) separately, management views certain metric and revenue information for the nine months ended September 30, 2025 by combining the results of the applicable Predecessor and Successor Periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. Although the Predecessor and Successor Periods generally are not comparable as they are impacted by fresh start accounting, there are no fresh start adjustments affecting revenues and therefore revenue information has been combined to provide a meaningful understanding of operating trends, which would be consistent with a pro forma calculation under Article 11 of Regulation S-X. Nevertheless, the combined operating results do not reflect the actual results we would have achieved absent our emergence from the Chapter 11 Cases and may not be indicative of future results.

We cannot adequately benchmark the operating results of the period from June 25, 2025 through September 30, 2025 (Successor) against any of the previous periods reported in our Consolidated Financial Statements without combining it with the period from December 29, 2024 through June 24, 2025 (Predecessor) and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics such as Subscription Revenues, Incoming and End of Period Subscribers and Monthly Subscription Revenues Per Average Subscriber for the Successor Period when combined with the Predecessor Period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, the tables below present the combined results for the first nine months of fiscal 2025.

Metrics and Business Trends

The following tables set forth key metrics for the combined first nine months of fiscal 2025 and the percentage change in those metrics versus the prior year period:

	Subscription Revenues (in millions except percentages)
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Combined First Nine Months of Fiscal 2025	$460.1	$456.7	$84.1	$84.1	$544.2	$540.8
First Nine Months of Fiscal 2024	$537.7	$537.7	$57.5	$57.5	$595.3	$595.3
% Change	(14.4%)	(15.1%)	46.2%	46.2%	(8.6%)	(9.1%)

	Subscribers (in thousands except percentages)
	Behavioral		Clinical		Total
	Incoming	End of Period	Incoming	End of Period	Incoming	End of Period
Combined First Nine Months of Fiscal 2025	3,244.0	2,862.3	91.7	124.1	3,335.7	2,986.4
First Nine Months of Fiscal 2024	3,730.9	3,589.0	66.6	77.8	3,797.5	3,666.7
% Change	(13.1%)	(20.2%)	37.8%	59.6%	(12.2%)	(18.6%)

	Monthly Subscription Revenues Per Average Subscriber
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Combined First Nine Months of Fiscal 2025	$16.43	$16.31	$78.30	$78.30	$18.71	$18.60
First Nine Months of Fiscal 2024	$15.94	$15.94	$81.91	$81.91	$17.29	$17.29
% Change	3.1%	2.3%	(4.4%)	(4.4%)	8.3%	7.6%

Operating Performance

The decline in Behavioral Subscription Revenues was primarily due to Behavioral recruitment challenges coupled with the lower number of Incoming Behavioral Subscribers versus the prior year. The increase in Clinical Subscription Revenues was primarily due to an increase in the number of subscribers.

The change in Total Monthly Subscription Revenues Per Average Subscriber was driven primarily by a mix shift to the Clinical business.

LIQUIDITY AND CAPITAL RESOURCES

We voluntarily commenced and completed a prepackaged bankruptcy filing under Chapter 11 of the Bankruptcy Code to restructure our debt and allow increased operating cash flow for funding our operations and strategic initiatives. We have experienced and expect to continue to experience significant disruption and competitive pressures, and shifts in consumer behavior in the weight loss category. This includes a rapid adoption of GLP-1 and other medications available as weight-loss options, an evolving regulatory landscape, and significantly increased competition from new entrants. These factors have negatively impacted our business. While the Clinical business is growing, it has not yet been able to offset the declines in the Behavioral business, resulting in decreased revenue overall and decreased cash flows from operations. Further, we have historically had recurring net losses. We voluntarily commenced and completed a prepackaged bankruptcy filing under Chapter 11 to restructure our debt and allow increased operating cash flow for funding our operations and strategic initiatives.

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

Our principal sources of liquidity are cash and cash equivalents and cash flows from operations. Our primary cash needs are funding our operations and global strategic initiatives, meeting debt service requirements and other financing commitments. We had unrestricted cash on hand of $170.1 million as of September 30, 2025 (of which $46.2 million is maintained at foreign subsidiaries).

Following our emergence from bankruptcy and restructuring of our debt, we believe that our sources of liquidity are sufficient to meet our obligations for at least 12 months following the issuance of the Consolidated Financial Statements found herein.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents, as of:

	(In millions)
	Successor	Predecessor
	September 30,	December 28,
	2025	2024
Total current assets	$219.3	$102.6
Total current liabilities	133.0	173.3
Working capital surplus (deficit)	86.4	(70.7)
Cash and cash equivalents	170.1	53.0
Working capital deficit, excluding cash and cash equivalents	$(83.8)	$(123.7)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to our balance sheet working capital deficit, excluding cash and cash equivalents, as of:

	(In millions)
	Successor	Predecessor
	September 30,	December 28,
	2025	2024
Operational liabilities and other, net of assets	$43.8	$81.9
Deferred revenue	27.6	31.7
Portion of operating lease liabilities due within one year	1.3	8.2
Prepaid income taxes	6.3	11.7
Accrued interest	1.0	11.3
Income taxes payable	16.4	2.3
Working capital deficit, excluding cash and cash equivalents	$(83.8)	$(123.7)

Note: Totals may not sum due to rounding.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	(In millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Nine Months Ended
	through September 30, 2025	through June 24, 2025	September 28, 2024
Net cash provided by (used for) operating activities	$8.4	$(34.4)	$(21.4)
Net cash used for investing activities	$(4.7)	$(6.3)	$(13.2)
Net cash provided by (used for) financing activities	$—	$153.9	$(17.1)

Operating Activities

Net cash provided by operating activities was $8.4 million for the period from June 25, 2025 through September 30, 2025 (Successor), net cash used for operating activities was $34.4 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and net cash used for operating activities was $21.4 million for the nine months ended September 28, 2024 (Predecessor). The change in net cash provided by (used for) operating activities was primarily attributable to an increase in cash used for operating assets and liabilities, partially offset by a decrease in net loss after excluding the non-cash impact of the reorganization items, net and other non-cash add-back adjustments driven by the decline in franchise rights acquired impairments.

Investing Activities

Net cash used for investing activities was $4.7 million for the period from June 25, 2025 through September 30, 2025 (Successor), $6.3 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $13.2 million for the nine months ended September 28, 2024 (Predecessor). The change in net cash used for investing activities was primarily attributable to a decrease in capitalized software and website development expenditures.

Financing Activities

There were no financing cash flows for the period from June 25, 2025 through September 30, 2025 (Successor). Net cash provided by financing activities was $153.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and net cash used for financing activities was $17.1 million for the nine months ended September 28, 2024 (Predecessor). The change in net cash provided by (used for) financing activities was primarily attributable to an increase in borrowings on the Prepetition Revolving Credit Facility. On April 10, 2025, we made the second anniversary Sequence acquisition payment of $16.0 million.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations as of September 30, 2025 (Successor):

(In millions)

Successor
September 30,
2025
New Term Loan Facility due June 24, 2030	$465.0
Less: Current portion	—
Less: Unamortized deferred financing costs	1.2
Less: Unamortized debt premium	(1.7)
Total long-term debt	$465.5

Note: Totals may not sum due to rounding.

Total interest expense on long-term debt, inclusive of amortization of deferred financing costs, amounted to $12.1 million and $13.0 million for the three months ended September 30, 2025 (Successor) and the period from June 25, 2025 through September 30, 2025 (Successor), respectively. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $38.7 million for the period ended December 29, 2024 through June 24, 2025 (Predecessor). Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $28.6 million and $81.9 million for the three and nine months ended September 28, 2024 (Predecessor), respectively.

As of September 30, 2025 (Successor) and December 28, 2024 (Predecessor), our debt consisted of fixed and/or variable-rate instruments. We have historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. As of September 30, 2025 (Successor), we did not have any interest rate swaps in effect. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount, as applicable) on our outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 11.07% and 7.75% per annum at September 30, 2025 (Successor) and December 28, 2024 (Predecessor), respectively, or 7.47% per annum at December 28, 2024 (Predecessor) including the impact of any applicable interest rate swaps, based on interest rates on these dates.

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

We are required to prepay (a) 100% of the unrestricted cash held by us and our subsidiaries in excess of $100.0 million applicable to the last 10 calendar days of the first quarter of fiscal year 2026, (b) 100% of the proceeds from the sale of certain assets and proceeds of certain casualty events, and (c) 100% of incurrence of any new debt proceeds unless such incurrence is permitted under the credit agreement. Other than the mandatory prepayments of excess unrestricted cash as described above, we are also required to pay a prepayment premium of: (a) for the first eighteen months following the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility in excess of $200.0 million, (b) from the eighteen-month anniversary of the Emergence Date to the second anniversary of the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility, and (c) from the second anniversary of the Emergence Date to the third anniversary of the Emergence Date, 1.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility. All prepayments of the principal balance of outstanding loans under the New Term Loan Facility are subject to customary “breakage” costs with respect to Term SOFR loans under the New Term Loan Facility.

Refer to “Emergence from Bankruptcy” for additional information.

Accumulated Other Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) includes changes in the effects of foreign currency translations and the fair value of derivative instruments, as applicable. At September 30, 2025 (Successor) and September 28, 2024 (Predecessor), the cumulative balance of the effects of foreign currency translations, net of taxes, was income of $0.7 million and a loss of $14.6 million, respectively. At September 28, 2024 (Predecessor), the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was $0.0 million.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock, which allows for shares to be purchased from time to time in the open market or through privately negotiated transactions and has no expiration date. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program, of which $208.9 million remained unutilized as of September 30, 2025 (Successor). During the period from June 25, 2025 through September 30, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor) and the nine months ended September 28, 2024 (Predecessor), we repurchased no shares of our common stock under this program. Notwithstanding the foregoing terms, the Company does not expect to conduct any repurchases of our common stock under this pre-bankruptcy authorized share repurchase program. The Company expects future share repurchases, if any, to be made under a new or modified share repurchase program authorized by our Board of Directors. Any future determination to enact a share repurchase program will be made at the sole discretion of our Board of Directors, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the applicable provisions of Virginia law and such other factors our Board of Directors may deem relevant. In addition, our ability to repurchase shares of our common stock may be limited by covenants in our existing indebtedness agreements and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

EBITDA and Adjusted EBITDA

We define EBITDA, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted for franchise rights acquired impairments, reorganization items, net, transaction costs related to strategic alternatives and Chapter 11 financial reorganization, net restructuring charges, former CEO separation expenses, and other items that management believes are not indicative of ongoing operations, as applicable.

The table below sets forth the reconciliations for EBITDA and Adjusted EBITDA, each a non-GAAP financial measure, to net (loss) income, the most comparable GAAP financial measure, for the three months ended September 30, 2025 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor) and the three and nine months ended September 28, 2024 (Predecessor):

	(In millions)
	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	December 29, 2024	Three Months Ended	Nine Months Ended
	September 30, 2025	through September 30, 2025	through June 24, 2025	September 28, 2024	September 28, 2024
Net (loss) income	$(57.5)	$(56.3)	$1,118.1	$(46.2)	$(370.8)
Interest	12.1	13.0	38.7	28.6	81.9
Taxes	53.2	52.6	1.7	(27.3)	12.3
Depreciation and amortization expenses	25.5	27.2	14.2	9.2	29.1
Stock-based compensation	—	—	4.0	0.8	6.0
EBITDA	$33.2	$36.5	$1,176.7	$(34.9)	$(241.6)
Franchise rights acquired impairments	—	—	27.5	57.0	315.0
Reorganization items, net	—	—	(1,143.9)	—	—
Transaction costs	9.1	9.3	20.9	—	—
Restructuring charges (1)	0.1	0.1	(0.1)	13.8	21.5
Former CEO separation expenses	—	—	—	3.9	3.9
Other (2)	0.3	1.3	6.7	3.1	1.4
Adjusted EBITDA	$42.8	$47.2	$87.7	$42.9	$100.3

Note: Totals may not sum due to rounding.

(1)
Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include the 2024 Plan, the 2023 Plan and the 2022 Plan. Refer to Note 18 “Restructuring” of the Consolidated Financial Statements for additional information.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2025 (Successor), the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2024 have not materially changed from December 28, 2024 (Predecessor) other than as set forth below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt, in particular changes in Term SOFR or the base rates which are used to determine the applicable interest rates for borrowings under the New Term Loan Facility.

As of September 30, 2025 (Successor), borrowings under the New Term Loan Facility bore interest at Term SOFR plus an applicable margin of 6.80%. For the New Term Loan Facility, the minimum interest rate for Term SOFR applicable to such facility pursuant to the terms of the Credit Agreement was set at 0.50% (the “Term SOFR Floor”). Accordingly, as of September 30, 2025 (Successor), based on the amount of variable rate debt outstanding and the then-current Term SOFR rate, after giving consideration to the Term SOFR Floor, a hypothetical 125 basis point increase in interest rates would have increased annual interest expense by approximately $5.8 million and a hypothetical 125 basis point decrease in interest rates would have decreased annual interest expense by approximately $5.8 million. This decrease in market risk exposure from the end of fiscal 2024 was primarily due to the Chapter 11 financial reorganization of the Company, with an overall reduction in our variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, the end of the third quarter of fiscal 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the third quarter of fiscal 2025, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 13 “Legal” of the Notes to the Consolidated Financial Statements.

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

Prior to emergence from the Chapter 11 Cases, we had outstanding debt under the Prepetition Credit Facilities and Notes. In connection with our emergence from the Chapter 11 Cases, all of our outstanding obligations under the Prepetition Credit Facilities and Notes were discharged. However, we continue to have substantial indebtedness under our New Term Loan Facility, and, as of September 30, 2025 (Successor), our total outstanding debt was $465.5 million under the New Term Loan Facility. Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as the increased popularity and acceptance of weight management medications, attitudes toward weight management and wellness programs and pressure from our competitors, as well as the impact of our emergence from the Chapter 11 Cases.

As of September 30, 2025 (Successor), we had cash and cash equivalents of $170.1 million. While we have and continue to execute certain cost-savings initiatives, if our cash flows and capital resources are insufficient to fund our debt service obligations or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Any refinancing of our debt, if available on acceptable terms or at all, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any deterioration in our performance may result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or our ability to refinance our debt obligations on favorable terms or at all. Inadequate liquidity may materially adversely affect our share price and our ability to raise new capital or to enter into or amend critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.

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

In October 2024, WeightWatchers Clinic began offering to eligible clinical members access to compounded semaglutide, a GLP-1 prescription medication, sourced via a 503B outsourcing facility (the “Manufacturing Supplier”) and dispensed by a licensed 503A pharmacy (“Dispensing Pharmacy”). A 503B outsourcing facility must meet certain conditions under Section 503B of the Federal Food, Drug, and Cosmetic Act, including registration with the U.S. Food and Drug Administration (the “FDA”). The facility must also operate in compliance with the FDA’s Current Good Manufacturing Practice (cGMP) regulations and guidance and is subject to FDA inspection relating to compliance with cGMPs. Compounding pharmacies and 503B outsourcing facilities have been subject to increased scrutiny of their compounding activities, especially those involving GLP-1 compounding, by the FDA and state governmental agencies, and a governmental inquiry or action or litigation could be brought against us, our affiliated medical practices, the Dispensing Pharmacy or the Manufacturing Supplier relating to GLP-1 compounding and dispensing activities. In such a case, we may experience negative publicity and reputational harm. Manufacturers of the branded GLP-1 medications also have brought private actions against compounders and outsourcing facilities, as well as prescribers of compounded medications, including against med-spas, medical practices and telehealth providers, and such action or litigation could be brought against us or our affiliated medical practices. The Manufacturing Supplier is legally permitted to produce identical compounded versions of the branded semaglutide injection while the approved branded GLP-1 drug products (i.e., Ozempic and Wegovy) (the “Drug Products”) appear on the FDA drug shortage list. The Drug Products were added to the FDA drug shortage list in 2022. In a Declaratory Order issued on February 21, 2025, the FDA determined that the semaglutide injection product shortage was resolved and removed the Drug Products from the shortage list (the “Declaratory Order”). As part of the Declaratory Order, the FDA stated that 503B outsourcing facilities would be permitted to compound injectible semaglutide until the later of the date of the district court’s decision regarding litigation involving the Outsourcing Facilities Association (“OFA”) or May 22, 2025. On April 24, 2025, the district court in the OFA case denied OFA’s request for preliminary injunction. As a result, 503B outsourcing facilities were no longer permitted to compound injectible semaglutide beginning on May 22, 2025. In light of the Declaratory Order, WeightWatchers Clinic discontinued offering compounded injectible semaglutide as part of its prescription formulary. This resulted, and may continue to result, in near-term headwinds within our WeightWatchers Clinic business, which adversely impacted our business and results of operations and may continue to do so.

Due to the former inclusion of compounded injectible semaglutide in the WeightWatchers Clinic prescription formulary, our business could be negatively impacted by perceived risks associated with compounded medications. Certain compounding pharmacies and 503B outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage. We or the Manufacturing Supplier or Dispensing Pharmacy may also face allegations, litigation, and/or regulatory investigations under federal or state laws related to the marketing, fulfillment, distribution, dispensing, and/or sale of these products. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Such litigation or regulatory proceedings and investigations, unexpected side effects or safety or efficacy concerns with our former compounded injectible semaglutide offering (or GLP-1s as a class) or related negative publicity could have an adverse effect on our reputation, business and ability to effectively compete.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 5, 2025, the Company’s Board of Directors approved a form of indemnification agreement (the “Indemnification Agreement”) that the Company entered into with each of the members of its Board of Directors and each of its executive officers (the “Indemnitees”). The form of Indemnification Agreement is in furtherance of the indemnification provisions contained in the Company’s Third Amended and Restated Articles of Incorporation and generally requires the Company to indemnify each Indemnitee to the fullest extent permitted under Virginia law against liabilities arising out of their service to, and activities on behalf of, the Company and its subsidiaries. The form of Indemnification Agreement also requires the advancement and reimbursement of reasonable expenses in connection therewith (in each case subject to limited exceptions).

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full and complete text of the form of Indemnification Agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended September 30, 2025, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5–1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

ITEM 6. EXHIBITS

Exhibit Number	Description

†*Exhibit 10.1	Form of Indemnification Agreement for WW International, Inc. directors and executive officers.

†‡*Exhibit 10.2	Consulting Services Agreement, dated as of July 15, 2025, by and between WW International, Inc. and Donna Boyer (the “Consulting Services Agreement”).

†*Exhibit 10.3	Amendment to the Consulting Services Agreement, effective as of August 15, 2025, by and between WW International, Inc. and Donna Boyer.

†*Exhibit 10.4	Second Amendment to the Consulting Services Agreement, effective as of September 1, 2025, by and between WW International, Inc. and Donna Boyer.

*Exhibit 31.1	Rule 13a-14(a) Certification by Tara Comonte, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Felicia DellaFortuna, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

† Represents a management arrangement or compensatory plan.

‡ The exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such exhibit, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: November 6, 2025	By:	/s/ Tara Comonte
Tara Comonte
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Felicia DellaFortuna
Felicia DellaFortuna
Chief Financial Officer (Principal Financial Officer)