Form 10-K
period 2025-12-31
WW INTERNATIONAL, INC.
filed 2026-03-16
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025 (based upon the closing price of $30.20 per share of common stock as of June 30, 2025, the last business day of the registrant’s second fiscal quarter of 2025, as quoted on the Pink Current Market operated by OTC Markets Group) was $301,346,714. For purposes of this computation, it is assumed that shares of common stock held by our directors and executive officers as of June 30, 2025 would be deemed stock held by affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

The number of shares of common stock outstanding as of February 25, 2026 was 9,996,468.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2025.

WW International, Inc.

Annual Report on Form 10-K

i

PART I

BASIS OF PRESENTATION

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Annual Report on Form 10-K, unless the context indicates otherwise, “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements. We have one reportable segment for the purpose of making operational and resource decisions and assessing financial performance. See “Item 1. Business—Business Organization” of this Annual Report on Form 10-K. Our “Behavioral” business refers to providing subscriptions to our digital product offerings with the option to add on unlimited access to our workshops. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by Weight Watchers Clinic combined with our digital subscription product offerings and unlimited access to our workshops.

Following our emergence from bankruptcy as described below, we changed our previous 52- or 53-week fiscal year ending on the Saturday closest to December 31 to a fiscal year coincident with the calendar year. We made the fiscal year change on a prospective basis and prior periods were not adjusted. The Company’s 2025 fiscal year that began on December 29, 2024 ended on December 31, 2025 and fiscal years 2026 and beyond begin on January 1 and end on December 31 of the applicable year. In this Annual Report on Form 10-K:

•
“fiscal 2018” refers to our fiscal year ended December 29, 2018;
•
“fiscal 2021” refers to our fiscal year ended January 1, 2022;
•
“fiscal 2022” refers to our fiscal year ended December 31, 2022;
•
“fiscal 2023” refers to our fiscal year ended December 30, 2023;
•
“fiscal 2024” refers to our fiscal year ended December 28, 2024;
•
“fiscal 2025” refers to our fiscal year ended December 31, 2025 (included four extra days due to our change in fiscal year end); and
•
any fiscal year thereafter refers to a fiscal year ended December 31 of the respective calendar year.

The following terms used in this Annual Report on Form 10-K are our trademarks: ConnectTM, Points®, Weight Watchers®, Weight Watchers RxFlexFundTM, Weekend HealthTM, ZeroPoint® and the Weight Watchers logo.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, the statements about our plans, strategies, objectives, initiatives, and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “aim” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements.

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
•
the impact on our reputation of actions taken by our franchisees, licensees, suppliers, affiliated provider entities, PCs’ healthcare professionals, and other partners;
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
•
the dependence of our payments system on third-party service providers;
•
the impact of our exposure to variable rate indebtedness;
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
•
risks related to our exposure to extensive and complex healthcare laws and regulations;
•
the outcomes of litigation or regulatory actions;
•
risks and uncertainties associated with our international operations, including regulatory, economic, political, social, intellectual property, and foreign currency risks, which risks may be exacerbated as a result of war and terrorism;
•
our ability to engage in share repurchases and pay cash dividends in the foreseeable future;
•
risks related to the actions of activist shareholders and anti-takeover provisions in our articles of incorporation and bylaws;
•
risks related to the actions of our shareholders and the exclusive forum provisions in our articles of incorporation;
•
the possibility that we could fail to maintain the listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”); and
•
other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission (the “SEC”).

Item 1. Business

Overview

For more than sixty years, Weight Watchers has been one of the world’s most effective weight management programs, designed to help millions of members live longer, healthier lives. Our unique approach to weight health was built on a simple idea: people trying to lose weight together succeed more often than those who go it alone.

In the early 1960s, founder Jean Nidetch invited friends to her apartment building for weight-loss meetings. Those informal meetings quickly evolved into an organized program, because Nidetch understood something about human psychology that has since been confirmed by modern behavioral science: accountability to others – not shame, but shared responsibility, encouragement, and belonging – is a catalyst for lasting change. That commitment to the transformative power of community, combined with the guidance of evidence-based science, helped turn Weight Watchers into the most recognized global brand in the field of weight loss.

Today, we are redefining weight management for the GLP-1 era with a fully integrated model that brings together our supportive community built over six decades with personalized nutrition, behavioral science, digital innovation, world-class coaching, and compassion to create a differentiated program that is unique in the marketplace. In addition, our digital platform provides our U.S. members access to a network of licensed, specialized healthcare professionals – including board-certified doctors and clinicians trained in obesity medicine – who can prescribe a comprehensive formulary of medications, including both the oral and injectable versions of GLP-1 medications, to eligible members through Weight Watchers-affiliated practices.

This holistic approach addresses both the biological and behavioral drivers of weight management, empowering members to achieve lasting health outcomes at a time when our own data shows what independent studies confirm: that people who participate in structured weight loss programs are more likely to achieve and maintain significant weight loss than those who follow self-directed plans.

As the number of people with overweight and obesity continues to grow and medical breakthroughs bring results into reach for many, the need for effective, scalable, consumer-friendly, and tailored weight management programs that include access to weight loss medication will continue to increase. We believe the effective combination of our integrated programs, global presence, supportive community, and high brand awareness – all rooted in kindness and belonging – uniquely position Weight Watchers to attract new and returning members while becoming the destination for effective weight management in the GLP-1 era, helping people live longer, healthier, and happier lives.

Our primary sources of revenue across our fully integrated model are subscriptions for our Behavioral and Clinical business offerings. We organize these offerings into three primary membership tiers:

•
First, Core: sits within our “Behavioral” business and provides subscriptions to our digital product offerings, including our #1 doctor-recommended Points Program, Personalized Modes, proprietary Weight Health Score, AI Body Scanner, member-only social network for community support, 12,000+ recipes, and on-demand fitness videos. Registered dietitians are also available to support members as an add-on.
•
Second, Core+: also sits within our “Behavioral” business and provides subscriptions for all features of our Core tier along with additional unlimited access to our coaching, in-person and virtual workshops, and our recently launched Menopause and GLP-1 Success Programs, which feature tailored life stage- and medication-specific digital and workshop content, as well as exclusive access to PVOLVE fitness content tailored to members.
•
Third, Med+ (U.S. only): sits within our “Clinical” business and provides subscriptions for all features of our Behavioral offerings with additional access to board-certified doctors and clinicians trained in obesity medicine and menopause care, unlimited chats or visits with clinicians and care team members, a comprehensive formulary of U.S. Food and Drug Administration (“FDA”)-approved medication to those clinically eligible, convenient and streamlined care navigation that includes insurance support and cash pay options.

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

On April 13, 2021, we, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and an issuing bank, entered into a credit agreement (the “Prepetition Credit Agreement”). The Prepetition Credit Agreement provided for senior secured financing of $1,175.0 million in the aggregate, consisting of (1) $1,000.0 million in aggregate principal amount of senior secured tranche B term loans maturing on April 13, 2028 (the “Prepetition Term Loan Facility”) and (2) a $175.0 million senior secured revolving credit facility (which included borrowing capacity available for letters of credit) maturing on April 23, 2026 (the “Prepetition Revolving Credit Facility” and, together with the Prepetition Term Loan Facility, the “Prepetition Credit Facilities”). On April 13, 2021, we issued $500.0 million in aggregate principal amount of our 4.500% Senior Secured Notes due 2029 (the “Notes”). The Notes were issued pursuant to an indenture, dated as of April 13, 2021 (the “Indenture”), among us, the guarantors named therein and The Bank of New York Mellon, as trustee and notes collateral agent.

Upon emergence from bankruptcy, all outstanding liabilities of approximately $1,116.0 million under the Prepetition Credit Facilities and the Prepetition Credit Agreement, and all outstanding obligations of $500.0 million under the Notes and the Indenture were discharged and the liens and mortgages related thereto were released. Additionally, on the Emergence Date we (A) executed the senior secured credit agreement (“the Senior Secured Credit Agreement”) by and between us, as borrower, the lenders party thereto, and Wilmington Savings Fund Society, FSB (“WSFS”), as administrative agent, providing for a five-year term loan (the “New Term Loan Facility”) in an aggregate principal amount of $465.0 million, maturing on June 24, 2030, to (i) refinance first lien claims and (ii) provide working capital and liquidity post-emergence, (B) distributed 9.1 million shares of our common stock to the holders of prepetition first lien claims (see Note 2 “Emergence from Voluntary Reorganization under Chapter 11” of the notes to the audited consolidated financial statements for more information on first lien claims) and 0.9 million shares of our common stock to the holders of prepetition common stock, and (C) issued four letters of credit of $3.7 million in the aggregate, all maturing in 2026.

Beginning on the Emergence Date, we applied fresh start accounting which resulted in Successor and Predecessor financial statement presentation. References to “Successor” relate to our operations for the period from June 25, 2025 through December 31, 2025. References to “Predecessor” relate to our operations for the period from December 29, 2024 through June 24, 2025 and the fiscal year ended December 28, 2024. Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” and Note 3 “Fresh Start Accounting” of the notes to the audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K, for further details.

Business Organization

As previously disclosed, effective the first day of fiscal 2024 (i.e., December 31, 2023), as a result of the continued evolution of the Company’s centralized organizational structure in fiscal 2023, and management’s 2024 strategic planning process, the Company’s reportable segments changed to one segment for the purpose of making operational and resource decisions and assessing financial performance. The segment information presented in this Annual Report on Form 10-K for fiscal 2023 was updated to reflect this reportable segment structure. For details on our reportable segment as of fiscal 2024, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Our Offerings

Our Behavior Change Programs

Our weight loss and weight management programs are rooted in evidence-based nutritional and behavior change science. They include a range of science-based nutrition, activity, behavioral and lifestyle tools as well as strategies that can be tailored for individual weight goals and different life stages, including our Points, GLP-1 Success, Diabetes, and Menopause programs.

Our Points Program continues to be grounded in our scientific Points system, which uses a proprietary nutritional algorithm to assign each food a value based on its calories, saturated fat, unsaturated fat, added sugar, protein, and fiber content. The program begins with a proprietary personal assessment that establishes a member’s metabolic rate. The member then receives a tailored daily and weekly Points Budget to guide them towards healthy foods and appropriate portion sizes, forming the foundation of a healthy eating pattern. Members can take advantage of over 350 ZeroPoint foods (nutritious foods which do not need to be weighed, measured, or tracked).

We offer tailored versions of our programs for individuals managing specific life stages or health conditions, which include our:

•
GLP-1 Success Program: Tailors all aspects of our behavioral support program to help members using GLP-1 medications drive more effective and sustainable results. The program, which is available to members whether they receive their GLP-1 prescription through Weight Watchers or from other providers, provides personalized nutrition guidance to help members meet important macronutrient goals, tools to track weight loss and medication doses, strategies and support for managing side effects, and strength-building plans to help preserve muscle mass. The program also provides access to expert coaches trained in GLP-1 support, and virtual community groups with others who are on similar paths, feel similar frustrations, and are working to achieve success through the same program.
•
Diabetes Program: Takes into account the dietary needs of those living with diabetes by tracking blood sugar levels and tailoring their plans around those foods that are less likely to cause adverse results, while also enabling members to connect certain continuous glucose monitor data to our app for additional insights.
•
Menopause Program: Provides evidence-based guidance and medication access for women reaching perimenopause and menopause who are simultaneously managing weight, hormonal, and metabolic changes.

Our app delivers our programs by providing tools, education, nutrition and wellness resources, along with access to our virtual member community. These include our AI-powered Food Tracker and Recipe Analyzer, which instantly estimates and tracks ingredients, portions, and Points based upon a photo or recipe’s website address. In addition to tracking Points, members can also track macronutrient data, including calories, protein, carbohydrates, fat, fiber, and sodium. Our app includes trackers for water, activity, sleep, and weight (and, for members on our Diabetes Program, a tracker for blood sugar) while expanding wearables integration and incorporating our recently launched AI Body Scanner, which, taken together, provides an enhanced, AI-powered, 3D view of a member’s body composition changes beyond the scale. Members also have access to an on-demand video library offering guided movement and activity programs, including curricula tailored for GLP-1 users, menopause support, strength building, and overall fitness.

Members can supplement their app experience with group workshops of 15 to 45-minutes in duration, delivered either virtually through the app or, where available, in person. These interactive workshops, which are led by doctors, registered dietitians, or Weight Watchers-trained coaches, encourage learning and inspire members to make positive changes towards their individual goals. In addition, members are able to schedule individual visits with registered dietitians who are licensed professionals and provide nutrition guidance and personalized meal planning.

Clinical Offering

Med+ is our Clinical offering in the United States which provides members who medically qualify with access to specialized clinicians, including board-certified doctors and clinicians trained in obesity medicine and menopause care. Med+’s comprehensive formulary provides flexible, individualized treatment plans that pair FDA-approved medications for chronic weight management, including both the oral and injectable versions of GLP-1s, with medical solutions designed for different health needs and budgets.

Through our telehealth platform, members are guided by a multidisciplinary care team, which is comprised of a board-certified clinician, registered dietitians, and a care coordinator to facilitate insurance coverage, if applicable. Med+ members also gain access to our GLP-1 Success program and other behavior change programs, including workshops. With their clinician's guidance, members receive comprehensive medication management—from adjusting dosages and refilling prescriptions to tracking weight loss and mitigating potential side effects.

Our Subscription Model

The payment structure for our offerings discussed above is through subscription plans and, in some cases, includes one-time payments for add-on services, such as registered dietitian visits that are offered to all members in the United States regardless of subscription plan. Pursuant to these subscription plans, a member typically selects the behavior change program which best meets them on their personal weight health journey and commits to a minimum term, for which they are automatically charged on a monthly basis until the end of their commitment term if they elect to cancel. With any subscription, members are granted access to one of our programs and our app with its functionality and tools. Within the three channels of membership subscription described below, members can find services and tools that best meet their preferences and needs.

Behavioral Business

In our Behavioral business, we offer Core and Core+ membership tiers.

Our Core tier is a digital subscription product for weight loss and weight management. Our app provides interactive and personalized resources that allow subscribers to follow one of our behavior change programs, including access to Connect, our member community platform.

We continually innovate our digital offerings and are currently executing an extensive digital transformation, completely re-platforming our app to unify the user experience and remove legacy barriers between programs.

In our Core+ tier, we offer a subscription for unlimited access to our workshops, in addition to our Core subscription product described above. Coaches lead these interactive workshops, which encourage learning and inspire members to make positive changes towards their individual goals. We also offer tailored versions of our programs for individuals managing specific life stages or health conditions, including our GLP-1 Success, Menopause and Diabetes Programs.

To meet the evolving needs of our members, we are reinvigorating our workshop experiences by bringing in new coach creators and introducing new virtual communities around shared interests, including GLP-1s, menopause, and cooking.

As of the end of fiscal 2025, we had approximately 2.6 million Behavioral subscribers.

Clinical Business

In our Clinical business, we offer a Med+ subscription tier for clinically eligible members, which provides unlimited access to a clinician who can prescribe medications when clinically appropriate, including both the oral and injectable versions of GLP-1s as well as hormone replacement therapy, each of which include access to the benefits of our Behavioral business offering described above. As part of this offering, each Clinical member has a care team to assist them in their weight health journey. The care team offers support and guidance on how to meet weight health challenges, including those related to insurance coordination. Clinical members have access to check-ins with their respective clinicians to assist them with their medication as needed. Clinical members also are able to access our app – including a GLP-1-specific behavioral program – as well as attend dedicated virtual workshops to connect with other members on similar weight health journeys and receive guidance from a coach, in addition to any other virtual or in-person workshops.

As of the end of fiscal 2025, we had approximately 130.2 thousand Clinical subscribers.

Weight Watchers for Business Offering

Through our Weight Watchers for Business offering, we leverage our organizational capability to serve employers, payers, and health plans with our Behavioral and Clinical business offerings. As healthcare and GLP-1 medication costs continue to be a significant concern for these stakeholders, we are bringing innovative solutions to the market, such as enterprise-tailored versions of our GLP-1 Success Program and Med+ offerings as well as the Weight Watchers RxFlexFund. This offering provides a flexible approach for organizations who want to support employee access to GLP-1s while managing overall costs.We believe that our broad range of offerings uniquely positions us to serve the market while helping employers, health plans, and payers reduce their healthcare costs and improve the overall weight health of their constituents.

Our Clinical Efficacy and Reputation in the Marketplace

We are grounded in decades of proven scientific research and we have continued to evolve our science-backed programs alongside advancements in nutritional and behavior change research. With over 180 peer-reviewed scientific publications on Weight Watchers (including 65 that incorporate randomized controlled trial data), we are one of the most extensively studied commercial weight management programs.

This robust body of research underscores the scientific rigor of our approach, demonstrating its effectiveness across clinical and community settings, and in comparisons to other weight management programs or standards of care.

In 2024, we published real-world data in the journal Obesity from a 12-month study analyzing weight loss outcomes in Weight Watchers Med+ members using obesity medication. We demonstrated average weight loss of 8.9% at 3 months, 14.1% at 6 months, 17.7% at 9 months, and 19.4% at 12 months. This real-world analysis demonstrated outcomes consistent with phase 3 clinical trials of obesity medications, suggesting generalizability beyond clinical trial and in-person settings.

In 2025, we published data from a 6-month clinical trial in partnership with the Cleveland Clinic in the journal Obesity that evaluated individuals with overweight or obesity taking semaglutide or tirzepatide for weight loss and related outcomes through Weight Watchers Med+ and provided the GLP-1 Success Program. Weight Watchers Med+ members given the GLP-1 Success Program lost 12.3% of their body weight, on average, after 6 months. Additionally, Weight Watchers Med+ members given the GLP-1 Success Program reduced their hunger by 32.8% and food cravings by 17.9%, improved their diet quality by 34.7%, experienced a 53% increase in quality of life, a 33.8% reduction in depression symptoms, and lowered their systolic blood pressure by 7.8% and diastolic blood pressure by 5.8%.

In 2026, we published real-world data in the journal Obesity from a 24-month study analyzing weight loss outcomes among members using obesity medications. We demonstrated average weight loss of 18.5% (42.3 lbs) at 18 months and 20.3% (46.9 lbs) at 24 months for members prescribed obesity medications. Of those just prescribed GLP-1 medications, we demonstrated average weight loss of 18.8% (42.8 lbs) at 18 months and 20.5% (47.4 lbs) at 24 months. This real-world analysis of Weight Watchers Med+ members demonstrated outcomes consistent with large-scale clinical trials, supporting the long-term efficacy of obesity medications provided by a telemedicine weight management clinic.

In 2026, we published a 12-week randomized controlled trial that compared taking oral weight loss medications bupropion and naltrexone on their own to taking bupropion and naltrexone with the Weight Watchers behavioral program, including the Points Program, which showed an average 54% more weight loss when combining medication and Weight Watchers behavioral support compared to medications alone.

In 2025, we published data from a 6-month randomized controlled trial in the American Journal of Clinical Nutrition that compared participants provided Weight Watchers’ Points Program to those given standard nutritional guidelines alone. Weight Watchers’ Points Program resulted in 3.5x more weight loss and 4.7x greater improvements in diet quality than standard nutritional guidance. Weight Watchers members increased their Healthy Eating Index score by 5.31 points, compared to 1.13 points with standard guidance.

Weight Watchers has also demonstrated efficacy among individuals with diabetes. In 2023, results from a 6-month multisite, single arm trial of the Weight Watchers Diabetes Program in people with type 2 diabetes conducted at Pennington Biomedical Research Center, University of Florida, and Virginia Commonwealth University and funded by Weight Watchers demonstrated statistically significant improvements in weight loss, blood sugar, and diabetes distress at six months.

The efficacy and the value of our offerings are also well-acknowledged in the marketplace. In 2026, we again were recognized by U.S. News & World Report in the “Best Diets” rankings, including ranking #1 for “Best Weight-Loss Diets” for the sixteenth consecutive year and again ranking #1 for “Best Diet Programs.” Additionally, Newsweek named Weight Watchers the #1 Most Trusted Brand in 2026, within the Weight Loss Program category.

Through our commitment to rigorous scientific research, we believe we continue to set the standard in evidence-based weight management, helping individuals achieve meaningful and lasting health improvements.

Marketing and Promotion

Our communications with consumers and other promotional efforts enhance our brand image and awareness and motivate both former and new potential customers to join Weight Watchers. We are actively modernizing the Weight Watchers brand to present a bolder, more contemporary identity that is credible in medical solutions, grounded in science, and powered by community. We utilize a data-driven approach to our media placements, promotional offers, and website and app store presence to enhance marketing efficiency, drive conversion, and maximize subscription value. Our advertising campaigns are supported across multiple platforms (e.g., television (linear and digital streaming), social media, search, programmatic, audio, affiliate, branded content, electronic customer relationship marketing (eCRM), direct mail, and public relations). We develop and maintain a high level of engagement with current and potential customers on various social media platforms including Facebook, Instagram, and TikTok. We utilize brand ambassadors, spokespersons, and social media influencers – including celebrities – as part of our advertising and marketing strategy.

In addition to the above advertising channels, we take advantage of other channels for which we are uniquely positioned, given our long history and our network of Weight Watchers coaches and members. The word-of-mouth generated by our current and former members, combined with our strong brand and reputation for effectiveness, enable us to attract new and returning members.

Seasonality

Our business is seasonal due to the importance of the winter season to our overall member recruitment environment. Historically, we have experienced our highest level of recruitment during the first quarter of the year, which is supported with the highest concentration of advertising spending. Therefore, our number of End of Period Subscribers (as defined below) in the first quarter of the year has been typically higher than the number in other quarters of the year, historically reflecting a decline over the course of the year.

Competition

We compete in the global weight management and health and wellness market.

The weight management and health and wellness industries include commercial weight management programs; online and clinical prescription services; weight management services administered in-person or virtually by doctors, dietitians, and other clinicians; the pharmaceutical industry and prescription and over the counter weight management and weight loss injectables, pills, and appetite suppressants as well as compounded drug formulations; weight loss and wellness apps and monitoring solutions, such as nutrition and wearable trackers; surgical procedures; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services, and publications, such as generative artificial intelligence (“AI”) tools, books, magazines, websites, and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content, and publications; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains. These competitive programs, products, services, and publications are offered at various price points, and in some cases for free or at a low cost to consumers, such as free apps.

Competition among commercial weight management programs and online and clinical prescription services is largely based on program recognition and reputation; the effectiveness, ease of use, safety, personalization and price of the program and services; the range of offerings and services; and the related digital platform, content, and user experience. We compete with many other companies in the commercial weight management industry, although we believe that in certain cases their businesses are not comparable to ours. For example, we believe our prominence as one of the most clinically-studied commercial weight management programs differentiates us from many of our competitors. In conjunction with our flexible, healthy food plan and emphasis on behavior change education, we believe that the power of our communities – via our online social network, Connect, and workshops – increases accountability and provides our members with inspiration, human connection, and support, which motivates them and enables them to build healthier and more fulfilling food, activity, and lifestyle habits. Additionally, we believe we are differentiated by offering a continuum of solutions inclusive of our behavior change programs, community support through our workshops, and, in the United States, our Med+ platform which provides members who medically qualify access to clinicians who can prescribe weight management medications when clinically appropriate.

Our Clinical business is part of the emerging market at the confluence of healthcare and technology, which is increasingly competitive, subject to rapid change, and significantly affected by new product and technological introductions, the evolving regulatory landscape, and other market activities of industry participants. While the telehealth industry has incumbent and established competitors with substantial market share, the increased popularity and acceptance and rapid adoption of medication as a weight loss tool has introduced new competitors in the weight management and health and wellness market and increased competition from certain of our existing competitors. We compete directly not only with telehealth providers but also traditional healthcare providers, pharmacies, pharmaceutical companies, and other technology companies entering into the weight management and health and wellness industry. Conversely, increased attention by consumers and the media to recent developments, innovations, and approvals of chronic weight management drug therapies, the increase in compounded drug formulations, and the perception of their safety, effectiveness and ease of use may also delay or prevent consumer engagement in our Behavioral business line.

Trademarks, Patents and Other Proprietary Rights

We own numerous domestic and international trademarks, patents, domain names, and other proprietary rights that are valuable assets and are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of patents in the jurisdiction in which the patent is granted. The actual protection afforded by a patent may vary from country to country depending upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets is important to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress, trade secret, and other intellectual property laws, and through domain name dispute resolution systems.

History

In 1961, Jean Nidetch, our founder, attended a New York City obesity clinic and took what she learned from her personal experience there and began weight-loss meetings with a group of her overweight friends in the basement of a New York apartment building. Under Ms. Nidetch’s leadership, the group members supported each other in their weight-loss efforts, and word of the group’s success quickly spread. Ms. Nidetch and Al and Felice Lippert, who all successfully lost weight through these efforts, formally launched our business in 1963. WW International, Inc. (formerly known as Weight Watchers International, Inc.) was incorporated as a Virginia corporation in 1974 and succeeded the business that originally started in New York in 1963. Heinz acquired us in 1978. Artal Luxembourg S.A. acquired us from Heinz in 1999, and fully sold its remaining shares of our common stock in 2023.

Acquisition of Clinical Business

As previously disclosed, on April 10, 2023, we completed our acquisition of the subscription telehealth platform offering of Weekend Health, Inc., doing business as Sequence, a Delaware corporation (“Sequence”), pursuant to an agreement and plan of merger, under which Sequence continued as a wholly-owned subsidiary of the Company. The acquisition of Sequence expanded our offerings for members to include clinical interventions and allowed us to build a new weight health pathway which leverages the advancements in chronic weight management medications and meets the increasing consumer demand for solutions, which include GLP-1 medications. For additional information on this acquisition, see Note 6 “Acquisitions” of the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K.

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

From time to time, we have been in discussions with the FTC regarding advertisements of services and products. Subsequent to our 2018 acquisition of Kurbo Health, Inc. (“Kurbo”), we engaged in discussions with the FTC regarding online privacy obligations associated with that program. In February 2022, the FTC filed a complaint against us and proposed a settlement in order to resolve allegations that Kurbo violated the Children’s Online Privacy Protection Act. We entered into a consent order with the FTC in March 2022, settling all contested issues raised in the complaint, and determined in the second quarter of fiscal 2022 to exit the Kurbo business in the third quarter of fiscal 2022 as part of our strategic plan.

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

Human Capital Management

At Weight Watchers, we believe that our workforce plays a vital role in our success. As of December 31, 2025, we had approximately 3,500 employees in nine countries, a majority of whom were part-time employees. In addition, in certain of our international markets, our coaches and guides are self-employed and are not included in this total.

Training and Development

We develop our employees by offering in-house learning and development resources. These include online and in-person training programs on a variety of topics in order to foster career growth both in the long term and the short term. For example, we offer leadership training to help ensure our future business leaders have the necessary skill sets to manage and lead our organization.

Wellness, Health and Safety

We are focused on promoting the total wellness of our employees and offer resources, programs, and services to support our employees’ physical, mental, financial, and social wellness. We believe in creating a work environment that supports our employees’ wellbeing, while still maintaining our commitment to our members. Our work model is designed to enhance productivity and foster innovation by allowing our corporate employees and their leaders to work together to determine when, where, and how they work to achieve the best possible results. We believe this approach strikes an appropriate balance between our purpose-driven culture of helping our members develop healthy habits while respecting the wellness, health, and safety of our employees. To facilitate virtual and in-person collaboration, we offer forums and formal training programs to provide our employees with the tools and skills necessary to be successful in the workplace.

As always, protecting the privacy and security of our data is one of our top priorities, and we continue to enhance an advanced industry standard, Zero-Trust, software-defined network, coupled with multi-factor authentication, to secure our environment from unauthorized access.

Total Rewards

We provide competitive compensation and benefits programs to our employees. In addition to employee salaries, these programs (which vary by both employee level and by the country where the employees are located) include, among other items, bonuses, stock awards, retirement benefits such as 401(k) (or local market equivalent), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid parental leave, advocacy resources, and employee assistance programs.

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

Item 1A. Risk Factors

You should consider carefully, in addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. The following discussion of risks is not all inclusive but is designed to highlight what we believe are the material risks that we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Emergence from Bankruptcy

We recently emerged from the Chapter 11 Cases, which could adversely affect our business, financial condition, relationships and liquidity.

As previously discussed above under “Item 1. Business,” on June 24, 2025, we emerged from the Chapter 11 Cases. The Company’s senior management has been required to spend a significant amount of time and effort attending to the negotiation and execution of the Plan instead of focusing exclusively on the Company’s business operations. Risks associated with our emergence from bankruptcy include the following: our ability to maintain our relationships with our vendors, members, employees and other third parties; the impact of negative publicity associated with the bankruptcy on our business; our ability to maintain contracts that are critical to our operations; our ability to execute on our business plan; our ability to attract, motivate and retain key employees and our management team; competitors taking business away from us; employees being distracted from the performance of their duties by matters related to the Chapter 11 Cases; and uncertainties and continuing risks associated with our ability to achieve our stated goals.

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

The weight management and health and wellness marketplace, which includes clinical solutions, is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: commercial weight management programs; online and clinical prescription services; weight management services administered in-person or virtually by doctors, dietitians and other clinicians; the pharmaceutical industry and prescription and over-the-counter weight management and weight loss injectables, pills and appetite suppressants as well as compounded drug formulations; weight loss and wellness apps and monitoring solutions, such as nutrition and wearable trackers; surgical procedures; the genetics and biotechnology industry; self-help weight management regimens and other self-help weight management products, services and publications, such as generative AI tools, books, magazines, websites, and social media influencers and groups; dietary supplements and meal replacement products; healthy living services, coaching, products, content and publications; government agencies and non-profit groups that offer weight management services; fitness centers; and national drug store chains. As we or others develop new or different weight management services, products, methods or technologies, additional competitors may emerge. Furthermore, existing competitors may enter new markets or channels of distribution or expand their offerings or advertising and marketing programs, and future competitors may do the same. More effective or more favorably perceived, or easier to use, diet and weight and healthy living management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. Some of our competitors are also significantly larger than we are and have substantially greater resources. This competition may reduce demand for our services and products.

Our revenue from our Behavioral business line has been and may continue to be adversely affected by the popularity and expanding availability of pharmacotherapy treatments (offered either in-person by medical providers or through other telehealth platforms), as well as apps, activity monitors and other free or low-cost “do-it-yourself” alternatives. The purchasing decisions of weight management and health and wellness consumers are highly subjective and can be influenced by many factors, such as perception of the ease of use and efficacy of the service and product offerings as well as brand image or reputation, marketing programs, cost, social media presence and sentiment, consumer trends, personalization, the digital platform, content and user experience. Moreover, consumers can, and frequently do, change approaches easily. For example, fad diets and weight loss trends, such as low-carbohydrate diets, have adversely affected our revenue from time to time.

Our Clinical business is part of the emerging market at the confluence of healthcare and technology, which is increasingly competitive, subject to rapid change, and significantly affected by new product and technological introductions, the evolving regulatory landscape and other market activities of industry participants. While the telehealth industry has incumbent and established competitors with substantial market share, the increased popularity and acceptance and rapid adoption of medication as a weight loss tool has introduced new competitors in the weight management and health and wellness market and increased competition from certain of our existing competitors. We compete directly not only with telehealth providers but also traditional healthcare providers, pharmacies, pharmaceutical companies, and other technology companies entering into the weight management and health and wellness industry. Many of our current and potential competitors may have greater name and brand recognition in the larger healthcare market, longer operating histories, existing cost advantages, or significantly greater financial, marketing and other resources than we do, or may be able to offer products and services similar to those offered by our Clinical business at more attractive prices than we can. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. Our limited experience in this industry could negatively affect our ability to appeal to potential customers in the market, including our existing customers, develop expertise and new technologies, attract talent, manage risks, and compete with larger and more experienced competitors. Conversely, increased attention by consumers and the media to recent developments, innovations, and approvals of chronic weight management drug therapies, the increase in compounded drug formulations, and the perception of their safety, effectiveness and ease of use may also delay or prevent consumer engagement in our Behavioral business line. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

A failure to continue to retain and grow our subscriber base could adversely affect our results of operations and business.

Subscriptions to our businesses generate the predominant portion of our revenue, and our future growth depends upon our ability to retain and grow our subscriber value and audience. To do so will require us to continue to evolve our subscription model, user experience and digital platform; address changing consumer demands and developments in science and technology; and improve our services and products while continuing to provide our members with guidance, compelling content, personalization and an inspiring community to enable them to develop healthy habits. We have invested and will continue to invest significant resources in these efforts, but there is no assurance that we will be able to successfully maintain and increase our subscriber base or that we will be able to do so without taking steps such as reducing pricing or incurring subscription acquisition costs that would affect our subscription revenue, margin and/or profitability.

We may not be able to successfully execute our business plan to be a leader in the rapidly evolving and increasingly competitive clinical weight management and weight loss market, which could adversely affect our business, financial condition or results of operations.

The clinical weight management and weight loss market is rapidly evolving and increasingly competitive. The potential growth and scope of, and future investments in, this market is unknown and it may not reach the market size or generate the related revenue that we anticipate. Additionally, insurance and employer cost coverage for weight management medications may not be expanded or may contract further, and prices for weight management medications may rise or may not decline, making them unaffordable to certain consumers. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner to customers who are seeking a clinical weight management solution, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. Our virtual care Clinical offering may be unable to achieve and sustain high levels of demand, consumer acceptance, and market adoption. Negative publicity concerning telehealth generally or weight management medications specifically, such as information regarding side effects or adverse events associated with such medications, or our Clinical offerings and related customer experiences, could limit market acceptance of our business model and services within this larger market. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth could limit market acceptance of our business model and services. If our Clinical offerings are unable to drive recruitment and retention, our Clinical subscriber base may not grow, or may grow more slowly than we expect. Our success will depend to a substantial extent on the willingness of our members to access our Clinical offering virtually via our telehealth platform, as well as on our ability to continue to demonstrate the value of virtual care to employers, health plans, government agencies, and other purchasers of healthcare for beneficiaries. The success and satisfaction of our Clinical members depends in part on their being able to access the weight management medications that they have been prescribed by Affiliated Professionals (as defined below). Supply chain constraints and shortages for weight management medications, including for newly approved medications, have resulted, and may in the future result, in members experiencing stock issues at pharmacies that fill prescriptions for such therapies. Future shortages may require us to identify other suitable alternatives for medications, and could put us at a disadvantage against competitors that already heavily rely on prescriptions for unapproved, compounded versions of such medications. If we fail to successfully compete in the clinical weight management and weight loss market with our virtual care Clinical offering, our business, financial condition or results of operations could be adversely affected.

If we do not continue to develop new, innovative services and products or if our services, products or brands do not continue to appeal to the market, or if we are unable to successfully expand into new channels of distribution or respond to consumer trends or sentiment, our business may suffer.

The weight management and health and wellness marketplace is subject to changing consumer demands and sentiment based, in large part, on the efficacy, ease of use and popular appeal of weight management and wellness programs and the evolving science with respect to weight loss. The popularity of weight management and wellness programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends or sentiment and medical advancements. For example, public opinion on the use of weight management medications is significantly shifting as the popularity of clinical solutions grows, more medications are approved by regulatory authorities in the U.S. and elsewhere, and the availability of weight management drugs continues to expand. Although beneficial for our Clinical business, the growing acceptance of the use of medication to manage weight could continue to negatively impact the popular appeal of our Behavioral business line. Additionally, while we believe that the power of our community is one of the factors that enables us to attract new and returning customers, the evolution of our traditional in-person formats, or the introduction of new formats, may dilute the competitive advantage of our community or discourage current or potential Behavioral members from subscribing to our offerings. New iterations of our workshop format may not develop as rapidly alongside the evolving science of weight management to provide the latest in science-backed community support initiatives, or alongside evolving consumer tastes and preferences, which could negatively impact our business, brand, or financial results.

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

We are continually evaluating the changing consumer environment and the competitive environment of the weight management and health and wellness marketplaces and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy that addresses those changes. Over the past several years, we have expanded our offerings in health and wellness, including introducing our Clinical offering, offering our U.S.-based members access to registered dietitians and more recently, launching a menopause program. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel, or engage with partners of choice, to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition or results of operations may be adversely affected.

We continually innovate our offerings to best serve our members. For example, in December 2025, we launched our new, fully integrated digital offering that unites GLP-1 prescribing, personalized nutrition, behavioral support, coaching, and community within a redesigned app experience and digital platform. In the Company’s continued pursuit to evolve alongside advancements in science, in fiscal 2023, we acquired Sequence, which included a subscription telehealth platform, now part of the Med+ membership tier, to meet the increasing consumer demand for prescription weight management medications. Later that year, we launched a new program to provide tailored behavioral support for individuals on GLP-1 medications. In 2025, we expanded our Clinical offering to include prescribing hormone replacement therapies for eligible Clinical members. We also launched a new program to provide tailored behavioral support for women in perimenopause or menopause. As we continue to innovate across multiple areas of our offerings, programs and technological capabilities, these innovations may not be successful in meeting the needs or preferences of many of our current or potential members. As a result, we may experience decreases in our recruitment and retention of members, or increased member cancellations. We may not be able to successfully launch new offerings and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages of our innovation strategy. Assumptions underlying expected financial results or consumer demand and receptivity may not be met or economic or consumer conditions may deteriorate and may adversely impact our ability to continue to successfully implement our strategies. If these or other factors limit our ability to successfully execute our strategic initiatives, our business, financial condition or results of operations may be adversely impacted. For additional information on certain of the risks associated with our strategic entry into the telehealth market, see “—We may not be able to successfully execute our business plan to be a leader in the rapidly evolving and increasingly competitive clinical weight management and weight loss market, which could adversely affect our business, financial condition or results of operations.” above. Additionally, as we continue to innovate our workshop and clinical experiences and explore new in-person formats, we may not be successful in meeting the needs of many of our current or potential members.

Our business depends on the effectiveness and efficiency of our advertising and marketing programs across multiple platforms, including the strength of our social media presence, to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain members and subscribers, which depends significantly on the effectiveness and efficiency of our advertising and marketing practices across multiple platforms. For example, if our advertising and marketing programs are not effective and fail to attract sufficient recruitments during the first quarter of the fiscal year, our most important period for recruitments, it could have, and in the past has had, an outsized negative impact on our performance for the remainder of the year. Our competitors may create more compelling marketing campaigns or marketing campaigns that appeal to more diverse audiences, or may devote greater financial and other resources to marketing and advertising, which could drive our current and potential members and subscribers to our competitors. Additionally, our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult. In addition, from time-to-time, we use the success stories of our members and subscribers, and utilize brand ambassadors, spokespersons and social media influencers, including in some cases celebrities, in our advertising and marketing programs to communicate on a personal level with consumers. Actions taken by these individuals that harm their personal reputation or image, or include the cessation of using our services and products, could have an adverse impact on the advertising and marketing campaigns in which they are featured. We and our brand ambassadors, spokespersons and social media influencers also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of, or content on, these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels, our reputation and our ability to attract and retain members, subscribers and strategic partners. In addition, any resulting substantial negative commentary by others, whether on traditional or social media platforms, could have an adverse impact on our reputation and ability to attract and retain members, subscribers and strategic partners. If our advertising and marketing campaigns do not generate a sufficient number of members and subscribers, or fail to develop a high level of engagement with current and potential members and subscribers on various platforms, our business, financial condition and results of operations will be adversely affected.

Our reputation could be impaired due to actions taken by our franchisees, licensees, suppliers, affiliated provider entities, PCs’ healthcare professionals, and other partners.

We believe that our brands, including their widespread recognition and strong reputation and goodwill in the market, are one of our most valuable assets and they provide us with a competitive advantage. Our franchisees operate their businesses under our brands. Although we completed the closure of our consumer products business at the end of fiscal 2023, we continue to license our trademarks to third parties across a range of consumer products, including food products, and also co-brand or endorse third-party branded consumer services and products. In addition, we integrate our services and products with those of other third parties, including through bundled and joint offerings, and integrate data from trusted third-party partners into our offerings. Our third-party partnerships also extend to event sponsorships and co-promotions. Our franchisees, licensees, suppliers and other partners are independent third parties with their own financial objectives, third-party relationships and brand associations. Actions taken by them, including violations of generally accepted ethical business practices or breaches of law, regulations or contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our reputation. Also, our products and services, or the third-party products or services with which we integrate our own services and products, may be subject to product recalls, brand confusion, litigation, regulatory action or other deficiencies, as the case may be, which could harm our brands. Any negative publicity associated with these actions or these third parties would adversely affect our reputation and may result in decreased recruitment, product subscriptions, workshop attendance and third party product sales and, as a result, lower revenue and profits.

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

Additionally, a number of laws and regulations govern the business of advertising, promoting, dispensing, and marketing services and products, including compounded, generic and branded pharmaceuticals. These regulatory regimes are overseen by governmental bodies, including the FDA, the U.S. Department of Health and Human Services (“HHS”), the FTC and state and local government agencies in the United States. Governmental bodies have indicated an increasing focus on the advertising and offering of weight loss medications. Failure to comply with the laws and regulations of these governmental agencies may result in legal or other enforcement actions, including orders to cease non-compliant activities. We depend on pharmacies, laboratories and other contractors to provide certain products and services for members. These third parties may be subject to inspections and audits by federal, state or local health authorities, health insurers, and pharmacy benefit managers. If these third parties do not maintain appropriate licenses or comply with legal and regulatory requirements or are subject to enforcement actions, our business may be adversely affected.

Any inquiry into the safety, efficacy or regulatory status of the products prescribed by the Affiliated Professionals and any related interruption in the marketing and sale of these products could damage our reputation and image in the marketplace. For example, the use of such products may cause adverse events or other undesirable side effects, which could cause regulatory authorities to issue warnings about the products or could lead to recalls, withdrawals of approvals for such products or other regulatory or other enforcement actions. Additionally, the FDA has received adverse event reports associated with compounded versions of the products prescribed by the Affiliated Professionals and warned consumers not to use counterfeit versions of such products, which have been marketed in the U.S. Unexpected side effects, safety or efficacy concerns, or adverse events associated with weight loss medications and hormone replacement therapies, could adversely affect our business. Moreover, complaints, adverse effects, or quality concerns regarding compounded or counterfeit versions of weight loss medications could adversely impact prescriptions for and consumer interest in approved versions of these medications. In February 2026, the FDA issued a statement indicating that the agency intends to restrict GLP-1 active pharmaceutical ingredients intended for use in non-FDA-approved compounded drugs that are being mass-marketed as similar alternatives to FDA-approved drugs. The FDA has also issued warning letters to companies alleging improper claims regarding their pharmaceutical products. If the FDA or any other regulatory authorities determine that we have made inappropriate drug claims, we could receive a warning or untitled letter, be required to modify our claims or take other actions to satisfy the FDA or any other regulatory authorities. There can be no assurance that we will not be subject to state, federal or foreign government actions or class action lawsuits, which could harm our business, financial condition and results of operations.

In addition, an increase in our use of social media for product promotion and marketing may increase the burden on us to monitor compliance of such social media postings with applicable regulations, and increase the risk that such postings could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between a social media influencer and an advertiser. Although we contract with social media influencers and monitor their posts on social media, they may fail to comply with our content-related requirements, and if we were held responsible for any false, misleading, or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or required to alter our practices, which could have an adverse impact on our business and reputation.

We have in the past and may in the future be required to recognize asset impairment charges for indefinite- and definite-lived assets.

In accordance with GAAP (as defined hereafter), we perform impairment reviews of our indefinite-lived assets, which include trade name intangible assets and goodwill, on at least an annual basis or more often if events so require. We also continually evaluate whether current factors or indicators, such as a decline in our financial performance, an increased competitive environment, the deterioration in relevant, country macroeconomic conditions, and/or other prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets. The process of testing trade name intangible assets, goodwill and other indefinite-lived assets for impairment involves numerous judgments, assumptions and estimates made by management, which inherently reflect a high degree of uncertainty. Certain factors, including the future profitability of our businesses, the price of our common stock, the market value of our debt and macroeconomic conditions (both at the global and local levels), might have a negative impact on the fair value of these assets. We may incur additional impairment charges in the future, which would have an adverse impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in Part II of this Annual Report on Form 10-K for additional information.

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

We also depend heavily upon our coaches, guides and members of our customer service teams to support our customers in their weight management efforts. If we fail to appropriately manage and motivate our coaches, guides and customer service team members, we may not be able to adequately service our customers which could negatively impact our sales of services and products. Changes in factors such as overall unemployment levels, local competition for qualified personnel, prevailing wage rates and employment law, as well as rising employee benefits costs, including insurance in the areas in which we operate, could increase our labor costs and interfere with our ability to adequately retain qualified individuals to provide support to customers. Additionally, our inability to attract and retain qualified coaches, guides and customer service team members could delay or hinder our ability to successfully execute our strategic initiatives.

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

Our business is highly dependent on our subscription model. A downturn in general economic conditions, including inflationary environments, or consumer confidence in any of our markets could result in people curtailing or reallocating their discretionary spending which, in turn, could reduce subscriptions. Macroeconomic factors have adversely affected, and could continue to adversely affect, the economies and financial markets of countries in which we operate, resulting in an economic downturn, including rising inflation, changes in tariffs and escalating trade tensions, and rising interest rates, that could affect consumer demand for our products and services. Our customer purchasing patterns can be influenced by economic factors. The precise impact, and extent thereof, on our business from the disruption of financial markets and the weakening of overall economic conditions cannot be predicted with certainty. Uncertainties regarding the global economic environment, political and social stability, and increased volatility in the credit and capital markets have resulted in, and are likely to continue to result in, sustained impact on the economy at the macro and local levels. Our business is particularly sensitive to reductions in discretionary consumer spending, which may be adversely impacted by a recession or fears of a recession, volatility and declines in the stock market and increasingly pessimistic consumer sentiment due to perceived or actual economic risks. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions and any resulting recession or slowed economic growth may have an adverse effect on our financial condition and results of operations.

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

Our business is subject to conditions beyond our control, including health epidemics (such as the COVID-19 pandemic), extreme weather and climate conditions (which may become more frequent and more severe with the increasing effects of climate change), war, terrorism, loss of resources such as electricity and internet connections, national disasters and other extraordinary events, that may prevent or impede access to our digital products or in-person or virtual workshop attendance. These conditions could also impact the ability of our suppliers and other third party partners to meet their obligations to us and negatively impact our ability to provide our products and services to customers. Additionally, these conditions could also impact the ability of our Clinical members to access the weight management or other medications prescribed by our clinicians. The occurrence of any event that discourages people from gathering with others or impedes their ability to access our services and products could adversely affect our business, financial condition or results of operations.

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

Our payments system depends on third-party service providers and is subject to evolving laws and regulations.

We engage third-party service providers to perform underlying card processing, currency exchange, and identity verification for our payments system. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our ability to accept orders through our platform could be adversely affected and our business could be harmed. In addition, incorrect identity verification data with respect to our current or potential customers received from third-party service providers, including as a result of an individual customer providing untruthful or inaccurate information, has in the past and may in the future result in us inadvertently allowing access to our offerings, including treatments and medications, to individuals who should not be permitted to access them, or otherwise inadvertently denying access to individuals who should be able to access our offerings, in each case based on inaccurate identity determination. These risks may subject us to disciplinary action, fines, lawsuits, and our reputation, business, financial condition and results of operations could be adversely affected. Further, if any of these third-party service providers increase the fees they charge us, our operating expenses could increase and if we respond by increasing the fees we charge to our customers, we could lose some of our customers.

The laws and regulations related to payments are complex and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering third-party payment systems. As we expand the availability of payments via third parties or offer new payment methods to our customers in the future, we may become subject to additional regulations and compliance requirements.

Further, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. Any such difficulties or failures with respect to the payment systems we utilize may have an adverse effect on our business.

Risks Related to Our Liquidity

We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements, which may adversely affect our financial position and operating flexibility.

Prior to emergence from the Chapter 11 Cases, we had outstanding debt under the Prepetition Credit Facilities and Notes. In connection with our emergence from the Chapter 11 Cases, all of our outstanding obligations under the Prepetition Credit Facilities and Notes were discharged. However, we continue to have significant indebtedness under our New Term Loan Facility, and, as of December 31, 2025 (Successor), our total outstanding debt was $465.5 million under the New Term Loan Facility. Our New Term Loan Facility contains variable-rate instruments, so we are exposed to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness may increase even though the amount borrowed remains the same. As of December 31, 2025 (Successor), we did not have any interest rate swaps in effect, but we may in the future seek to manage our exposure to changing interest rates through interest rate swaps. Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as the increased popularity and acceptance of weight management medications, attitudes toward weight management and wellness programs and pressure from our competitors, as well as the impact of our emergence from the Chapter 11 Cases.

As of December 31, 2025 (Successor), we had cash and cash equivalents of $160.3 million. While we have and continue to execute certain cost-savings initiatives, if our cash flows and capital resources are insufficient to fund our debt service obligations or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Any refinancing of our debt, if available on acceptable terms or at all, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any deterioration in our performance may result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or our ability to refinance our debt obligations on favorable terms or at all. Insufficient cash flow could limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors, who may have greater financial resources than us. Inadequate liquidity may materially adversely affect our share price and our ability to raise new capital or to enter into or amend critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.

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

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites and platforms, subscription product offerings, and other services and products such as the recurring billing system associated with our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects or misconfigurations, and such vulnerabilities may only become apparent after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service (DOS) attacks, which are negatively impacting companies. Cyber threats and the techniques used in cyber-attacks are becoming more sophisticated and change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing. Cyber-attacks can originate from a variety of sources, including third-parties affiliated with foreign governments, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Disruptions in our websites, apps, services and products or network systems could result from a number of factors, including unknown technical defects, insufficient capacity, the failure of our third-party providers to provide continuous and uninterrupted service and unusual volume in traffic for our platforms. Such disruptions would be most impactful if they occurred during peak activity periods and may impact accessibility to our services and products. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, and we deploy multiple parallel instances of our applications across multiple computer resources, we do not have a fully redundant system that includes an instantaneous recovery capability. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner, and such system downtime could have an adverse impact on our business.

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

Breaches of data security, website defacements and other malicious acts, which are negatively impacting companies, could result in unauthorized access to proprietary or customer information or data, including credit card transaction data, personal data, protected health information, and consumer health information, or cause interruptions to our services and products. Such unauthorized access or interruptions could harm our reputation and brands and expose us to liability and regulatory claims, and may result in the loss of existing or potential customers. We rely upon sophisticated information technology systems to operate our business. In the ordinary course of business, we provide proprietary content and we collect, store and use confidential information (including, but not limited to, personal customer information and data) in connection with providing our products and engaging our employees and contractors, and it is critical that we do so in a secure manner to protect the confidentiality and integrity of such confidential information and maintain the trust and confidence of our members, business partners, employees, contractors and shareholders, as well as comply with applicable regulatory requirements and contractual obligations.

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

Existing, proposed or new data privacy legislation and regulations, including interpretations thereof, could also significantly affect our business. For example, the European General Data Protection Regulation (“GDPR”) includes increased privacy and security requirements for companies that receive or process personal data of residents of Europe. As a result, we have implemented measures to comply with these requirements, including, among other things, documenting our data processing activities and informing users about how we use their personal data. We also obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our services and products. In addition, the GDPR requires submission of personal data breach notifications to our designated European privacy regulator. The GDPR also includes significant penalties for non-compliance with any of several requirements of the regulation. Data protection and privacy laws have also been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), the Health Insurance Portability and Accountability Act, as amended, and implementing privacy, security, and breach regulations (collectively, “HIPAA”), state laws on sensitive health information, state laws governing the use and storage of biometric data, and other relevant statutes and regulations. The FTC also has authority to initiate enforcement actions against entities where such companies’ failure to keep personal information secure may constitute unfair and/or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act. The FTC may also impose penalties for violations of the Health Breach Notification Rule. These laws also typically include notification obligations and impose significant penalties and potential liability for non-compliance. The data privacy and security regulatory regime continues to evolve and is increasingly demanding. Recently, several states enacted broadly applicable laws to protect the privacy of personal health information. These laws generally require consent for the collection, use, or sharing of any “consumer health data”, which is defined as personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health. Many states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across jurisdictions could result in increased compliance challenges and costs, and any failures to comply with such requirements may have an adverse effect on our business or results of operations.

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

Integration of artificial intelligence into our offerings and our use of AI in our operations could adversely affect our business or results of operations.

We have integrated, and plan to further integrate, AI capabilities into certain components of our product offerings, and we use AI in our operations. Such integration and use of AI may become more material to our product offerings and operations over time and developing, testing, and deploying resource-intensive AI systems may require additional investment. There are significant risks involved in the development and deployment of AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. These AI-related initiatives, whether successful or not, could cause us to incur substantial costs. Our competitors or other third parties may incorporate AI into their products or operations more quickly or more successfully than we do, which could impair our ability to compete effectively. The development, adoption, and use for generative AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by us or third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. In addition, some AI-related initiatives, such as using AI applications to analyze and process patient data (including, without limitation, using AI to capture and summarize member interactions and behaviors), present ethical, privacy, or other social issues, risking reputational harm and/or reduced market demand or acceptance of AI solutions. If the AI tools integrated into our products or that we use in our operations produce analyses or recommendations that are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be adversely affected.

The regulatory framework for AI is rapidly evolving and remains uncertain, and many federal, state, and foreign governmental bodies and agencies have introduced and/or are currently considering additional laws and regulations. For example, in August 2024 the European Union AI Act entered into force with the aim of fostering responsible AI development and deployment in the EU. In January 2025, the Trump administration rescinded the Biden administration’s 2023 executive order establishing extensive new standards for AI safety and security, and subsequently issued a new executive order requiring certain agencies to develop and submit AI action plans to the President. In addition, the executive order directed the agencies to review all rulemaking made pursuant to the rescinded Biden executive order and, if possible, rescind any such rulemaking to the extent it is inconsistent with the Trump administration’s new executive order. Any further rescissions or future changes at the federal level could require us to expend significant resources to modify our programs, services, or operations to ensure compliance or remain competitive.

Furthermore, other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These restrictions may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI. In addition, our AI-related efforts may give rise to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data leakage, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

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

Third parties may make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenue or our ability to compete effectively, increase our costs or harm our business.

Risks Related to Laws and Regulations, Litigation, and Our International Operations

Our business is subject to legislative and regulatory restrictions.

A number of laws and regulations govern our advertising and marketing, services (including our platform offering access to clinical services in the U.S.), products, operations and relations with consumers, licensees, franchisees, coaches, guides, employees, payors and government authorities in the countries in which we operate.

Certain federal, state and foreign agencies, such as the FTC and the FDA, regulate and enforce laws and regulations relating to advertising and marketing, promotions, packaging, labeling, privacy, consumer pricing and billing arrangements, and other consumer protection matters. In addition, there have been numerous new developments related to state and federal laws and regulations governing subscription services. In 2024, the FTC announced a final “click-to-cancel” rule requiring providers of subscription services like ourselves to make it as easy for consumers to cancel their enrollment as it was to sign up. Although the FTC’s rule was vacated by a federal court, the FTC has announced its intention to reintroduce a version of the rule, and other jurisdictions and states, such as California, have adopted similar and even more restrictive legislation. These new laws could have a material negative impact on our business by resulting in an increase in subscription terminations. A determination by a federal, state or foreign agency, or a court in connection with a governmental enforcement action or private litigation, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions on our business operations. For example, during the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017.

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

Laws and regulations directly applicable to communications, operations (including the use and treatment of personal data) or commerce over the Internet, such as those governing consumer protection, intellectual property, privacy and taxation, continue to evolve. Recent examples include the enactment of the European Union General Data Protection Regulation, the California Consumer Privacy Act and the California Privacy Rights Act. If we are required to comply with new laws or regulations or interpretations of existing laws or regulations that differ from our interpretations, or if we are unable to comply with these laws, regulations or interpretations, our business and results of operations could be adversely affected.

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

Federal and state laws and regulations specific to telehealth vary and may set forth informed consent, modality, medical records, licensing, follow-up care, and other requirements. The ability of the PCs and the Affiliated Professionals to conduct business via telehealth is dependent, in part, upon that particular state’s treatment of remote healthcare and that state medical or other board’s regulation of the practice of medicine and telehealth services, each of which is subject to changing political, regulatory, and other influences. Where new laws and regulations apply to telehealth services, we may incur costs to monitor, evaluate, and modify operational processes for compliance. All such activities may increase our costs and could, in certain circumstances, impact the ability of the PCs and the Affiliated Professionals to make telehealth available in a particular state. Additionally, patients may be reluctant to accept services delivered via telehealth or may not find it preferable to traditional treatment. It is possible that the laws, rules, and regulations governing the practice of telehealth in one or more states may change or be interpreted in a manner unfavorable to our business. If adverse laws or regulations are adopted, if patients prove unwilling to adopt the telehealth services offered by the PCs and the Affiliated Professionals as rapidly or in the numbers that we anticipate, or if any claims challenging the provision of services via telehealth are successful, and we were unable to adapt our business model accordingly, our operations in such states would be disrupted or negatively impacted, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Moreover, evolving federal approaches to medication access, including through demonstration projects, could have adverse consequences for our business.

We may also be subject to changes in laws, regulations, and enforcement trends governing the marketing and prescribing of pharmaceutical products. Such products are subject to regulation by the FDA, FTC, and other governmental agencies, and over time, the regulatory landscape for pharmaceutical products approved for weight management may become more complex with increasingly strict requirements. To the extent federal or other requirements regarding safety, prescribing, and claims change in the future, such changes could result in increased costs, recalls, increased cancellations of member subscriptions, decreased interest from potential members or other adverse impacts or additional risks.

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

From time to time, we may be a party to lawsuits and regulatory actions relating to our business operations. Due to the inherent uncertainties of legal actions and regulatory proceedings, we cannot predict their outcomes with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be adversely affected by the unfavorable resolution of one or more legal or regulatory actions. In December 2024, we began offering to all members in the United States access to registered dietitians for personalized nutrition counseling. As we continue to build our Clinical business and further expand our Behavioral business line into the telehealth space, consumers may misconstrue our coaches and guides as being providers of medical advice. As we clearly state in our consumer communications, most of our coaches and guides do not have extensive training or certification in nutrition, diet or health fields beyond the training they receive from us. Despite our disclaimers, as more customers come to us seeking to improve their weight health, they may misperceive that our coaches and guides are providing medical advice. We may also be subject to claims that our coaches and guides have provided inappropriate advice or have inappropriately referred or failed to refer customers to healthcare providers when needed. Member access to clinicians and other care team providers through our Clinical business may expose us to other types of claims and litigation or regulatory actions. For additional information regarding these types of claims or actions, see our other Risk Factors regarding our Clinical business. Regardless of the outcome of any legal action or regulatory proceeding, such actions and proceedings could result in substantial costs and may require that our management devote substantial time and resources to defend us.

Our international operations expose us to regulatory, economic, political, social and intellectual property risks in the countries in which we operate, which risks may be exacerbated as a result of war and terrorism.

The international nature of our operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls; economic downturns; inflation, rising interest rates and political and social instability in the countries in which we operate; changes in exchange rates; weakening or loss of the protection of intellectual property rights in some countries and limitations on our ability to enforce our intellectual property rights under some local laws; and our dependence on foreign personnel. For example, the ongoing war in Ukraine and the political, economic and social instability in Venezuela and Iran has had a broad range of adverse impacts on global economic conditions, including consumer confidence and sentiment in certain markets, some of which have had and are likely to continue to have adverse impacts on our business. These include reductions in consumer discretionary spending in certain markets. If the war or political, economic and social instability continues to negatively impact consumer discretionary spending and sentiment towards the weight loss and wellness marketplace, it may have an adverse effect on our business, results of operations and financial condition.

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

A significant portion of our revenue and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenue and pay expenses. We do not currently hedge, and have not historically hedged, our exposure to foreign currency fluctuations. Our consolidated financial results are presented in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international revenue and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables and payables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our revenue, operating costs, net income and shareholders’ equity to fluctuate.

Risks Related to Ownership of Our Common Stock

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

We have neither declared nor paid cash dividends on our common stock since 2012, and we do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to applicable law, and will depend on a variety of factors, including our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our Board deems relevant.

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

Our articles of incorporation provide that the United States District Court for the Eastern District of Virginia will be the exclusive forum for substantially all disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes.

Our articles of incorporation provide that the United States District Court for the Eastern District of Virginia (or, if the United States District Court for the Eastern District of Virginia lacks subject matter jurisdiction, another state or federal court located within the Commonwealth of Virginia) will be the exclusive forum for certain shareholder derivative or state corporate law claims. Our articles of incorporation also provide that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under U.S. federal securities laws. These exclusive forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage lawsuits. In addition, there is uncertainty as to whether a court would enforce such provisions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our articles of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially and adversely affect our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In the ordinary course of business, we provide proprietary content and we collect, store and use confidential information (including, but not limited to, personal customer information and data) in connection with providing our products and engaging our employees and contractors. We have developed systems and processes designed to protect such content and information, and we maintain cybersecurity insurance coverage. Our Board of Directors (the “Board”) and management recognize the critical importance of protecting the confidentiality and integrity of such information and data and maintaining the trust and confidence of our members, business partners, employees, contractors and shareholders, as well as complying with applicable regulatory requirements and contractual obligations.

The Board and its committees actively oversee the Company’s risk management program. Cybersecurity threats and related risks are an important component of the Company’s overall approach to enterprise risk management (“ERM”). We annually assess our cybersecurity program through independent third-party evaluations using the HITRUST Common Security Framework (“HITRUST CSF”), which incorporates and aligns with industry-recognized frameworks, such as National Institute of Standards and Technology (“NIST”) and International Organization for Standardization (ISO) 27001, and applicable regulatory requirements. Cybersecurity risk management is a Company-wide initiative. In general, the Company seeks to address cybersecurity risks through a comprehensive, multi-disciplinary approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the elements of the Company’s overall ERM program, the Company’s cybersecurity program includes the following key areas:

•
Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which is regularly updated on cybersecurity matters by the Company’s Chief Technology Officer (“CTO”) and a dedicated senior employee (a role now held by the recently-appointed Vice President of IT, Security and Compliance (the “Cybersecurity Lead”)), other members of management, and relevant representatives from management’s committees and the Company’s Internal Audit function.
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
•
Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans designed to address cybersecurity incidents. These plans are aligned with the HITRUST CSF, which incorporates industry-recognized standards, such as NIST, and are reviewed and tested on a regular basis.
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

•
Education and Awareness: The Company provides regular, mandatory training to and education for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats and to communicate the Company’s evolving information security policies, standards, processes and practices.

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

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s ERM process. The Audit Committee oversees our cybersecurity program, as well as the steps management has taken to monitor and control cybersecurity threats and related risks. This oversight includes receiving reports on the regular assessments of the Company’s disclosure controls and procedures to ensure that current practices account for material cybersecurity risks facing the Company. The Audit Committee receives presentations on the cybersecurity program and related risks on at least a quarterly basis. These presentations address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee, and the full Board as necessary, also receive prompt and timely information regarding any cybersecurity incident that meets recognized established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. The Audit Committee routinely meets with our CTO, Chief Legal and Administrative Officer (“CLAO”), and Cybersecurity Lead as well as outside experts as appropriate to assess cybersecurity risks and to evaluate the status of the Company’s cybersecurity efforts, which include a broad range of tools and training initiatives that work together to protect the data and systems used in our businesses.

Our cybersecurity management team includes our Cybersecurity Lead, Data Privacy Officer, CTO, CLAO, Chief Financial Officer, and Head of Internal Audit. The Cybersecurity Lead, in coordination with the team, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The cybersecurity management team meets regularly to review cybersecurity and data privacy strategy, receive updates, and consider the Company’s current risk posture. The team meetings also build leadership consensus on cybersecurity risk management and tolerance. In the event they become aware of a cybersecurity threat or incident, employees are expected to follow established lines of communication to notify the relevant members of the cybersecurity management team and allow the relevant team members to coordinate the evaluation and response to such threats and incidents as necessary. To facilitate the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Cybersecurity Lead and the rest of the cybersecurity management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to other members of senior management and the Audit Committee when appropriate. Such plans also dictate notification responses to Company management based on the severity of the incident.

The newly appointed Cybersecurity Lead, who reports directly to the CTO, brings over twenty years of experience developing and leading cybersecurity programs, including in the financial and healthcare technology sectors. He holds both bachelor’s and master’s degrees in Information Technology with a specialization in Cyber Security. The CTO holds master’s degrees in Electronics and Computer Engineering as well as Management of Technology. She has worked in the software engineering field, including in various leadership roles at global technology companies, for nearly 20 years.

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

Item 2. Properties

We are currently headquartered in New York, New York in an exclusive co-working office space, with additional corporate operations located in leased office spaces elsewhere in the United States and Canada. Each of our other foreign country operations generally also has co-working office space to support its operations. Our in-person workshops are typically held in third-party locations (usually on flexible month to month arrangements) or in space leased in retail centers.

Item 3. Legal Proceedings

The information called for by this item is incorporated herein by reference to the legal proceedings disclosure under Note 16 “Commitments and Contingencies” of the notes to the audited consolidated financial statements contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

Pursuant to General Instruction G(3) to Form 10-K, certain of the information regarding our directors and executive officers required by Items 401(a), (b), (e) and (f) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Executive Officers and Directors

Set forth below are the names, ages as of December 31, 2025 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board.

Name	Age	Position

Tara Comonte	51	President and Chief Executive Officer, Director

Felicia DellaFortuna	42	Chief Financial Officer

Hélène Causse	43	Chief Technology Officer

Jacqueline Cooke	47	Chief Legal and Administrative Officer and Secretary

Nina George	40	Chief Marketing and Consumer Strategy Officer

Eugene I. Davis(1)(2)(3)(4)	70	Chairman of the Board

Julie Bornstein(3)	55	Director

J. Carney Hawks(2)(3)	51	Director

Michael Mason(1)(4)	59	Director

Fallon O’Connor-Brooks(4)	40	Director

Nikolaj Sjoqvist(1)(2)(4)	53	Director

(1)
Member of the Nominating and Corporate Governance Committee.
(2)
Member of the Audit Committee.
(3)
Member of the Compensation and Benefits Committee.
(4)
Member of the Strategy and Finance Committee.

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

Hélène Causse. Ms. Causse has served as our Chief Technology Officer since October 2025. Prior to joining us, Ms. Causse was Senior Vice President of Engineering at Fidelity National Information Services, Inc. (FIS), a financial technology company, from April 2024 to September 2025. She previously was Director of Software Engineering at Snap Inc., a technology company, from June 2019 to April 2024. Prior to that time, Ms. Causse worked at Amazon.com, Inc., a technology company, serving as Senior Software Development Manager of Amazon Go from April 2015 to June 2019 and Senior Technical Program Manager for Amazon Web Services from July 2013 to April 2015. Ms. Causse began her career as a software engineer at various companies. She received a Master of Science in Electronics and Computer Engineering from ENSEA (École Nationale Supérieure de l'Électronique et de ses Applications) in France and Masters of Science in Electrical and Computer Engineering and Management of Technology from the Georgia Institute of Technology.

Jacqueline Cooke. Ms. Cooke has served as our Chief Legal and Administrative Officer and Secretary since March 2025, prior to which she served as our Chief Legal and Regulatory Officer and Secretary from August 2024 to March 2025 and our General Counsel and Secretary from March 2024 to July 2024. Prior to joining us, Ms. Cooke most recently served as General Counsel & Privacy Officer at 23andMe Holding Co. (“23andMe”), a genetics-led consumer healthcare and therapeutics company, from February 2022 to January 2024. She previously served as 23andMe’s Deputy General Counsel from March 2018 to February 2022 (including also acting as Privacy Officer from February 2020 on) and Associate General Counsel from April 2015 to February 2018. Prior to joining 23andMe, Ms. Cooke served as legal counsel at Genomic Health, Inc., a provider of genomic-based diagnostic tests that help optimize cancer care, from 2012 to 2015. She previously worked as an attorney at Latham & Watkins LLP from 2006 to 2012. Ms. Cooke received a B.A. in Ethnic Studies and Public Policy from the University of California, Berkeley, a M.P.P. from the John F. Kennedy School of Government at Harvard University and a J.D. from the Georgetown University Law Center.

Nina George. Ms. George has served as our Chief Marketing and Consumer Strategy Officer since November 2025. Prior to joining us, she was Chief Growth Officer at Leaf Home, a tech-enabled, direct-to-consumer home solutions business, from June 2023 to September 2025. From September 2020 to June 2023, Ms. George led Growth and Marketing at BrainPOP, an education technology company, initially as Senior Vice President and later as Chief Growth and Marketing Officer. Before that, she held several leadership roles at Rent the Runway, Inc., a fashion e-commerce and subscription platform, from March 2016 to September 2020, most recently serving as Vice President and General Manager, Revenue. Earlier in her career, she worked in M&A and strategic advisory at Lazard, a global financial advisory and asset management firm, from 2012 to 2016, and began her career in the New Businesses Group at the Singapore Economic Development Board from 2008 to 2011. Ms. George earned a Bachelor of Engineering in Electrical Engineering from the National University of Singapore and an M.B.A. from Harvard Business School.

Eugene I. Davis. Mr. Davis has been the Chairman of our Board of Directors since June 2025. Mr. Davis is the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm that he founded in 1999 specializing in operational turnarounds and strategic planning advisory services. Over his career, he has acted in executive, board member and advisory roles in managing hundreds of debtor- and creditor-side pre- and post-restructuring assignments involving businesses in various industries. Prior to founding PIRINATE, Mr. Davis reorganized, operated, and managed multiple companies, serving as Chief Operating Officer of Total-Tel Communications, Inc., Vice Chairman and CEO of Sport Supply Group, Inc. and Vice Chairman and President of Emerson Radio Corporation. He also practiced law as a partner, shareholder and head of the Corporate & Securities practice at Holmes, Millard & Duncan, P.C., as a partner at Arter & Hadden LLP, and as an associate at Akin Gump Strauss Hauer & Feld LLP. Prior to that, Mr. Davis was an attorney and negotiator at oil and gas companies. Mr. Davis earned a B.A. in International Politics from Columbia College, a Master’s in International Affairs from the School of International Affairs at Columbia University, and a J.D. from Columbia University School of Law. Mr. Davis is a director of Spirit Aviation Holdings, Inc. and Pangaea Logistics Solutions Ltd. He was previously a director of Aeromexico Group, Babylon Holdings Limited, Bluestem Group Inc., F45 Training Holdings Inc., Fossil Group, Inc., GTT Communications, Inc., Hawks Acquisition Corp, Hycroft Mining Holding Corporation, Loyalty Ventures Inc., MediaMath Holdings, Inc., PGX Holdings, Inc., and Skillsoft Corp.

Julie Bornstein. Ms. Bornstein has been a director since February 2019. Since July 2023, Ms. Bornstein has served as Chief Executive Officer of Daydream, an AI-powered search and discovery shopping platform she cofounded. Until January 2023, Ms. Bornstein served as Senior Vice President and Chief Shopping Officer of Pinterest, Inc., a digital visual inspiration platform. Ms. Bornstein joined Pinterest when it acquired The Yes Platform, Inc., an AI-powered online shopping platform she co-founded and for which she served as Chief Executive Officer from February 2018 until its acquisition in June 2022. From March 2015 to September 2017, Ms. Bornstein served as Chief Operating Officer at Stitch Fix, Inc., an online styling services company. Prior to that, Ms. Bornstein served as Chief Digital Officer at Sephora, a cosmetic retail company and subsidiary of LVMH Moët Hennessy Louis Vuitton SE, from August 2007 to March 2015. Ms. Bornstein received a B.A. in Government from Harvard College and an M.B.A. from Harvard Business School. Ms. Bornstein is a director of Sweetgreen, Inc. She was previously a director of Redfin Corporation.

J. Carney Hawks. Mr. Hawks has been a director since June 2025. Mr. Hawks was a Founding Partner of Brigade Capital Management, a multi-billion-dollar asset management firm, from its inception in 2007 until his retirement from the company in December 2019. At Brigade, he was head of Special Situations, sat on the firm’s Investment Committee and managed two energy-focused funds for the firm. Prior to Brigade, he was a Managing Director at Mackay Shields in its High Yield Group from 1998 to 2005. Mr. Hawks holds a B.S. in Commerce from the University of Virginia. He is a director of Ferrellgas Partners, L.P. and Nine Energy Service, Inc. Mr. Hawks previously served as the Chairman of the Board of Directors and Chief Executive Officer of Hawks Acquisition Corp and as a director of Extraction Oil & Gas, Inc. (now Civitas Resources, Inc.) and Invacare Holdings Corporation.

Michael Mason. Mr. Mason has been a director since June 2025. Mr. Mason spent his career at Eli Lilly and Company, a global pharmaceutical company. Most recently, he served as Executive Vice President and President of Lilly Diabetes and Obesity from January 2020 to January 2024. Prior to that, he held multiple other leadership positions at Lilly, including Senior Vice President, Global Insulin Business Unit in 2019, Vice President, U.S. Diabetes Business Unit from 2013 to 2018, President, Lilly Canada from 2011 to 2013, and Vice President, U.S. Neuroscience Business Unit Leader from 2009 to 2011. He also held various roles at Lilly in product development, marketing, supply chain and research and development, between 1989 and 2009. Mr. Mason received a B.S. in Chemical Engineering from Purdue University.

Fallon O’Connor-Brooks. Ms. O’Connor has been a director since July 2025. Since September 2023, Ms. Fallon has served as Vice President of Global Communications at Airbnb, Inc., a global travel community that offers stays, services and experiences and has welcomed more than 2 billion guests in almost every country across the globe. She previously served as its Director of Global Communications from March 2022 to September 2023, Director of Global Consumer & Product Communications from March 2019 to February 2022, Head of International Public Relations from July 2017 to February 2019, and in International Communications roles from May 2015 to June 2017. Prior to that, she held various consumer marketing roles at Edelman, a global communications firm, from September 2007 to September 2014. Ms. O’Connor received a B.A. in Communications Arts and Spanish from the University of Wisconsin-Madison.

Nikolaj Sjoqvist. Mr. Sjoqvist has been a director since June 2025. Mr. Sjoqvist has been the Managing Member of Katalyst Advisory LLC, a firm providing operational advice to investment management firms, boards of directors and management teams on creating value, since 2023. He previously served as Senior Vice President & Chief Digital Officer at Waste Management, Inc., a leading provider of comprehensive environmental solutions, from 2017 to 2022, and as Vice President of Revenue Management from 2012 to 2017. Prior to that, he served as an Associate Principal in the Marketing & Sales practice at McKinsey & Company, a global management consulting firm, from 2007 to 2012. Mr. Sjoqvist held various roles in Europe and the United States from 1996 to 2006 at Compaq Computer and then Hewlett-Packard following its acquisition of Compaq. He began his career in corporate finance and audit roles at Price Waterhouse. Mr. Sjoqvist holds a B.A. in Business Studies from Oxford Brookes University and an M.B.A. from the Kellogg School of Management at Northwestern University.

Legal Proceedings Involving Certain of the Company’s Executive Officers

As previously disclosed and as described elsewhere in this Annual Report on Form 10-K, on the Petition Date, the Debtors filed the Chapter 11 Cases under the Bankruptcy Code in the Court. Each of our current executive officers, except Hélène Causse and Nina George, served as an executive officer of the Company at the time of such filing or within two years prior to such filing. Subsequently, on May 30, 2025, the Debtors filed with the Court the First Amended Joint Prepackaged Plan of Reorganization of WW International, Inc. and its Debtor Affiliates, Docket No. 143, and on June 24, 2025, we emerged from the Chapter 11 Cases in accordance with the Plan.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq under the symbol “WW.” On May 9, 2025, we received written notice from Nasdaq notifying us that Nasdaq had determined to delist our common stock as a result of the Chapter 11 Cases. On May 16, 2025, our common stock was suspended from trading on Nasdaq and began trading on the Pink Current Market, operated by OTC Markets Group, under the symbol “WGHTQ.” Following our emergence from the Chapter 11 Cases on June 24, 2025, all equity securities in the Company, including our common stock, were cancelled, released and extinguished. On July 3, 2025, following our emergence from the Chapter 11 Cases, our newly issued common stock was relisted for trading on Nasdaq.

On October 9, 2003, our Board authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock, which allows for shares to be purchased from time to time in the open market or through privately negotiated transactions and has no expiration date. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board authorized, and we announced, the addition of $250.0 million to this program, of which $208.9 million remained unutilized as of December 31, 2025 (Successor). During the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal year ended December 28, 2024 (Predecessor), we repurchased no shares of our common stock under this program. Notwithstanding the foregoing terms, the Company does not expect to conduct any repurchases of our common stock under this pre-bankruptcy authorized share repurchase program. The Company expects future share repurchases, if any, to be made under a new or modified share repurchase program authorized by our Board. Any future determination to enact a share repurchase program will be made at the sole discretion of our Board, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the applicable provisions of Virginia law and such other factors our Board may deem relevant. In addition, our ability to repurchase shares of our common stock may be limited by covenants in our existing indebtedness agreements and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

Holders

The approximate number of holders of record of our common stock as of February 25, 2026 was 114. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, strategies, prospects, objectives, initiatives, expectations and intentions. The cautionary statements discussed in “Cautionary Notice Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K should be read as applying to all forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, without limitation, those discussed in “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. For the discussion of the financial condition and results of operations for the year ended December 28, 2024 compared to the year ended December 30, 2023, refer to "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the SEC on February 28, 2025, which discussion is incorporated herein by reference.

Overview

For more than sixty years, Weight Watchers has been one of the world’s most effective weight management programs, designed to help millions of members live longer, healthier lives. Our unique approach to weight health was built on a simple idea: people trying to lose weight together succeed more often than those who go it alone.

Today, we are redefining weight management for the GLP-1 era with a fully integrated model that brings together our supportive community built over six decades with personalized nutrition, behavioral science, digital innovation, world-class coaching, and compassion to create a differentiated program that is unique in the marketplace. In addition, our digital platform provides our U.S. members access to a network of licensed, specialized healthcare professionals – including board-certified doctors and clinicians trained in obesity medicine – who can prescribe a comprehensive formulary of medications, including both the oral and injectable versions of GLP-1 medications, to eligible members through Weight Watchers-affiliated practices.

Our primary sources of revenue across our fully integrated model are subscriptions for our Behavioral and Clinical business offerings. Our “Behavioral” business refers to providing subscriptions to our digital product offerings with the option to add on unlimited access to our workshops. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by Weight Watchers Clinic combined with our digital subscription product offerings and unlimited access to our workshops.

Emergence from Bankruptcy

See “Item 1. Business—Emergence from Bankruptcy” for information regarding the Company’s emergence from the Chapter 11 Cases on June 24, 2025.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this Annual Report on Form 10-K the following non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization expenses and share-based compensation expense (“EBITDA”); and EBITDA adjusted for goodwill and other intangible assets impairments, reorganization items, net, transaction costs related to strategic alternatives and Chapter 11 financial reorganization, net restructuring charges, former Chief Executive Officer (“CEO”) separation expenses and other items as indicated in the reconciliations below that management believes are not indicative of ongoing operations (“Adjusted EBITDA”). See “—Liquidity and Capital Resources—EBITDA and Adjusted EBITDA” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case.

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

Sources of Revenue

We derive our revenue principally from:

•
Subscription Revenue. Our “Subscription Revenue” consists of the aggregate of: (a) “Behavioral Subscription Revenue”, the fees associated with subscriptions for our Behavioral offerings; and (b) “Clinical Subscription Revenue”, the fees associated with subscriptions for our Clinical offerings. See “—Overview” above for additional details on these offerings.
•
Other Revenue. We license our trademarks and other intellectual property in certain categories of food, beverages and other weight management-relevant consumer products and services. We also co-brand with or endorse carefully selected branded consumer products and services. In addition, we generate revenue from franchise fees with respect to commitment plans and royalties, and publishing. Prior to fiscal 2024, we also sold a range of consumer products, including bars, snacks, cookbooks and kitchen tools, online through our e-commerce platforms, at our studios, and through our trusted partners. Our consumer products business closed at the end of fiscal 2023.

Cost and Expenses

Cost of Revenue

Total cost of revenue primarily consists of expenses to operate our studios and workshops, costs to develop and provide our digital and clinical products and costs to sell consumer products prior to fiscal 2024. Operating costs primarily consist of salary expense paid to operations management, commissions and expenses paid to our employees, coaches and guides, clinicians, studio room rent, customer service costs (both in-house and third-party), program material expenses, depreciation and amortization associated with field automation, credit card and fulfillment fees and training and other expenses. Cost to sell products includes costs of products purchased from our third-party suppliers, inventory reserves, royalties, and inbound and outbound shipping and related costs incurred in making our products available for sale or use. Costs to operate our products include salaries and related benefits, depreciation and amortization of capitalized software and website development, credit card processing fees and other costs incurred in developing our offerings, as applicable.

Marketing Expenses

Marketing expenses primarily consist of costs to produce advertising and marketing materials as well as media costs to advertise our brand and products across multiple platforms (e.g., television (linear and digital streaming), social media, search, programmatic, audio, affiliate, branded content, electronic customer relationship marketing (eCRM), direct mail and public relations), costs paid to third-party agencies who help us develop our marketing campaigns and strategy, expenses associated with brand ambassadors, expenses in support of market research, as well as costs incurred in connection with local marketing and promotions and personnel-related costs, such as salaries, benefits, and share-based compensation.

Product Development Expenses

Product development expenses include personnel-related costs, such as salaries, benefits, and share-based compensation, as well as engineering, design, data, and other costs related to product development, such as software licenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation, benefits and other related costs, including share-based compensation, third-party consulting, temporary help, audit, legal and litigation expenses as well as facility costs and depreciation and amortization of systems in support of the business infrastructure and offices globally. Selling, general and administrative expenses also include amortization expense of certain of our intangible assets and certain one-time transaction expenses.

Material Trends

Performance Indicators

Our management team regularly reviews and analyzes a number of financial and operating metrics, including the key performance indicators listed below, in order to manage our business, measure our performance, identify trends affecting our business, determine the allocation of resources, make decisions regarding corporate strategies and assess the quality and potential variability of our cash flows and earnings. We also believe that these key performance indicators are useful to both management and investors for forecasting purposes and to facilitate comparisons to our historical operating results. These metrics are supplemental to our GAAP results and include operational measures. As of the Emergence Date and due to our change in fiscal year, we consider these metrics on a fiscal month basis and therefore we no longer report Paid Weeks and Subscription Revenue Per Paid Weeks, but now report Monthly Subscription Revenue Per Average Subscriber.

•
Revenue—Our “Subscription Revenue” consists of the aggregate of: (a) “Behavioral Subscription Revenue”, the fees associated with subscriptions for our Behavioral offerings; and (b) “Clinical Subscription Revenue”, the fees associated with subscriptions for our Clinical offerings. See “—Overview” above for additional details on these offerings. In addition, “Other Revenue” (formerly known as “product sales and other”) consists of revenue from licensing, franchise fees with respect to commitment plans and royalties, publishing and other revenue. Prior to fiscal 2024, Other Revenue included sales of consumer products.
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
•
Monthly Subscription Revenue Per Average Subscriber—The “Monthly Subscription Revenue Per Average Subscriber” metric reports the monthly fees associated with subscriptions for our offerings divided by the Average Subscriber for our businesses. Monthly Subscription Revenue for both quarterly and year-to-date periods for each respective business are calculated as Subscription Revenue divided by the number of months in the respective quarterly or year-to-date period. The “Average Subscriber” for quarterly periods for each respective business is the average of its Incoming Subscribers and End of Period Subscribers for the respective quarterly period. The “Average Subscriber” for year-to-date periods for each respective business is the average of its Incoming Subscribers at the beginning of the fiscal year and its End of Period Subscribers for each quarter end within the respective year-to-date period. Management utilizes this metric to consider revenue growth and trends on a per subscriber basis.
•
Gross profit and gross margin.

Market Trends

Our revenue and profitability can be sensitive to major trends in the weight management and health and wellness industries. In particular, we believe that our business could be adversely impacted by:

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
•
the rapidly evolving regulatory landscape applicable to GLP-1s;
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
•
a downturn in general economic conditions or consumer confidence;
•
an impairment of our brands and other intellectual property; and
•
any event or condition that impedes people from accessing resources or discourages or impedes people from gathering with others.

For additional information on the aforementioned trends, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Critical Accounting Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to the impairment analysis for goodwill and other indefinite-lived intangible assets. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

In performing the impairment analysis for goodwill, for all of our reporting units, we estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to each of the Behavioral and Clinical reporting units and then applied expected future operating income growth rates for the respective reporting unit. We utilized adjusted EBITDA as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

Other Intangible Assets - Predecessor

Finite-lived franchise rights acquired were amortized over the remaining contractual period, which was generally less than one year. Indefinite-lived franchise rights acquired were tested for potential impairment on at least an annual basis or more often if events so required.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired was estimated using both a relief from royalty methodology and a discounted cash flow approach referred to as the hypothetical start-up approach. The aggregate estimated fair value for these franchise rights was then compared to the carrying value of the unit of account for these rights. We determined the appropriate unit of account for purposes of assessing impairment to be the rights in the Behavioral business in the country in which the applicable acquisition occurred.

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

Other finite-lived intangible assets were amortized using the straight-line method over their estimated useful lives of 3 to 20 years. We expensed all software costs incurred during the preliminary project stage and capitalized all internal and external direct costs of materials and services consumed in developing software once the development reached the application development stage. Application development stage costs generally included software configuration, coding, installation to hardware and testing. These costs were amortized over their estimated useful lives of 3 to 5 years for software and website development costs. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, which did not result in additional functionality, were expensed as incurred.

Other Intangible Assets - Successor

Upon the adoption of fresh start accounting, we identified total other intangible assets of $529.0 million that principally consisted of trade name, developed technology, database, customers/subscribers and customer relationships, which were estimated based on either the cost approach, direct cost approach, relief from royalty or multi-period excess earnings methods. Significant assumptions for identified intangibles included royalty rates, discount rates, margins, attrition rates, revenue growth rates, and economic lives. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy.

Trade name is an indefinite-lived intangible asset. The remaining other intangible assets are finite-lived intangible assets, which are amortized using the straight-line method over their estimated useful lives of 1 to 6 years. We also capitalize internal and external direct costs of materials and services consumed in developing software once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful lives of 3 years for software and website development costs. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, which did not result in additional functionality, were expensed as incurred.

We review indefinite-lived intangible assets for potential impairment on at least an annual basis or more often if events so require. Impairment is assessed by examining underlying assumptions used to determine fair value including projections of future cash flows, revenue growth rates, operating income margins and discount rates. We also consider the trading value of both our equity and debt. If we determine that it is more likely than not that our indefinite-lived intangible assets may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.

Goodwill and Other Intangible Assets Impairment Tests

We review goodwill for potential impairment on at least an annual basis or more often if events so require. In performing the annual impairment analyses as of May 4, 2025 (Predecessor) and May 5, 2024 (Predecessor), we determined that the carrying values of our goodwill reporting units did not exceed their respective fair values and, therefore, no impairments existed.

We review indefinite-lived intangible assets for potential impairment on at least an annual basis or more often if events so require. Impairment is assessed by examining underlying assumptions used to determine fair value including projections of future cash flows, revenue growth rates, operating income margins and discount rates. We also considered the trading value of both our equity and debt. If we determine that it's more likely than not that our intangible assets may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. In performing the annual impairment analyses as of May 4, 2025 (Predecessor) and May 5, 2024 (Predecessor), we determined that the carrying values of our franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairments existed.

Based on the triggering events indicated during the quarters ended September 28, 2024 (Predecessor), March 30, 2024 (Predecessor) and March 29, 2025 (Predecessor), we performed interim impairment tests for all of our goodwill reporting units and franchise rights acquired with indefinite-lived units of account in the third quarter of fiscal 2024 (Predecessor), the first quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2025 (Predecessor), respectively.

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

As a result of the inherent uncertainty associated with forming the estimates within our goodwill and other intangible assets impairment tests, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue and operating margin growth, weighted average cost of capital, and other factors that may result in changes in our estimates of fair value. Although we believe the assumptions used in testing for impairment are reasonable, a lack of recovery or further deterioration in market conditions or financial performance, a lack of recovery or further decline in our share price from current levels for a sustained period, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact our impairment analysis and may result in future goodwill or other intangible asset impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

Further information regarding the results of our goodwill and other intangible assets annual impairment tests and interim impairment tests for the third quarter of fiscal 2024 (Predecessor), the first quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2025 (Predecessor) can be found in Note 7 “Goodwill and Other Intangible Assets” of the notes to the audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Bankruptcy

We applied ASC 852 in preparing our consolidated financial statements starting on the Petition Date. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the Emergence Date, which includes the period of emergence from Chapter 11 bankruptcy, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges are recorded as Reorganization Items, net in the consolidated statements of operations.

In connection with our emergence from bankruptcy and in accordance with ASC 852, we qualified for and adopted fresh start accounting on the Emergence Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. In accordance with ASC 852, with the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC 740, Income Taxes. The Emergence Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. Refer to Note 3 “Fresh Start Accounting” of the notes to the audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K, for additional information.

We identified intangible assets of $529.0 million, which principally consisted of trade name, developed technology, database, customer/subscribers and customer relationships were estimated based on either the cost approach, direct cost approach, relief from royalty or multi-period excess earnings methods. Significant assumptions for identified intangibles included royalty rates, discount rates, margins, attrition rates, revenue growth rates, and economic lives. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy.

For trade names valued under the relief from royalty income approach, the royalty rate was estimated to be 6.0%. For the developed technology-based intangibles that were valued using the relief from royalty income approach, the royalty rate was estimated to be 4.0% for Behavioral developed technology and 5.0% for Clinical developed technology. For the database intangibles that were valued using the cost approach and direct cost approach, the margin was estimated to be 19.0%. For customer related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 25.0% for Behavioral customers/ subscribers and 40.0% for Clinical customers/subscribers. For business-to-business (B2B) customer-related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 10.0%. The discount rate applied to all the above models was 17.0%.

Income Taxes – Realizability of Deferred Tax Assets

We are subject to income taxes in the U.S. and various foreign jurisdictions. Significant estimates and judgments are required in determining our provision for income taxes, most notably the realizability of our deferred income tax assets. Deferred income tax assets and liabilities result primarily from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more-likely-than-not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. We consider historical levels of income, estimates of future taxable income, future reversals of existing taxable temporary differences, potential carrybacks of operating loss and tax credits and feasible tax planning strategies in assessing the need for a tax valuation allowance.

As of December 31, 2025 (Successor), we had valuation allowances of $106.8 million. After taking into consideration the future reversals of existing taxable temporary differences, we maintain a partial valuation allowance on our U.S. federal and state interest expense carryforward as it is deemed more likely than not that the related deferred tax income assets will not be realized. As a result of emergence from the Chapter 11 bankruptcy proceedings, we experienced an ownership change and our ability to utilize disallowed business interest carryforwards to reduce future taxable income and federal income tax is subject to various limitations under Section 382 of the Code.

In evaluating the objective evidence that historical results provide, we considered three years of cumulative operating results and determined we do not have sufficient positive evidence from our estimates of future taxable income to release our valuation allowances. Estimating future taxable income requires significant judgment based on our current plans to manage our underlying business. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

Critical Accounting Policies

Information concerning our critical accounting policies is set forth in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” of the notes to the audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The table below sets forth selected financial information from our consolidated statements of operations for the periods presented.

	(In millions, except per share amounts and percentages)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024
Revenue, net	$347.1	$363.6	$785.9
Cost of revenue	100.0	100.2	252.8
Gross profit	247.1	263.4	533.1
Gross Margin %	71.2%	72.4%	67.8%

Marketing expenses	116.7	110.9	236.5
Product development expenses	17.1	25.3	42.2
Selling, general & administrative expenses	115.7	78.5	175.7
Franchise rights acquired impairments	—	27.5	315.0
Operating (loss) income	(2.3)	21.2	(236.2)
Operating (Loss) Income Margin %	(0.7%)	5.8%	(30.1%)

Reorganization items, net	—	(1,143.9)	—
Interest expense	24.7	38.7	109.0
Other expense (income), net	1.3	6.7	(0.0)
(Loss) income before income taxes	(28.3)	1,119.8	(345.2)

Provision for income taxes	33.8	1.7	0.5
Net (loss) income	$(62.1)	$1,118.1	$(345.7)

Weighted average diluted shares outstanding	10.0	81.0	79.6
Diluted (net loss) earnings per share	$(6.22)	$13.80	$(4.34)

Note: Totals may not sum due to rounding.

Included within the operating results are the impact of transaction costs related to strategic alternatives and Chapter 11 financial reorganization, the impact of depreciation and amortization expenses, the net impact of restructuring charges, the impact of share-based compensation expense, and the impact of former CEO separation expenses, as applicable, which are further detailed below.

Transaction Costs

Certain non-recurring transaction costs related to strategic alternatives and Chapter 11 financial reorganization are included in applicable line items on the consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024
Transaction costs:
Selling, general and administrative expenses	$8.8	$20.9	$—
Total transaction costs	$8.8	$20.9	$—

Depreciation and Amortization Expenses

Depreciation and amortization expenses are included in applicable line items on the consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024
Depreciation and amortization expenses:
Cost of revenue	$10.8	$8.7	$24.9
Product development expenses	0.1	0.1	0.6
Selling, general and administrative expenses	42.5	5.4	12.3
Total depreciation and amortization expenses	$53.5	$14.2	$37.8

Restructuring Charges

Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include our 2025 restructuring plan (the “2025 Plan”), our previously disclosed 2024 restructuring plan (the “2024 Plan”), our previously disclosed 2023 restructuring plan (the “2023 Plan”), and our previously disclosed 2022 restructuring plan (the “2022 Plan”). The restructuring charges are included in applicable line items on the consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024
Restructuring charges:
Cost of revenue	$1.6	$(2.5)	$5.0
Selling, general and administrative expenses	3.1	2.3	17.1
Total restructuring charges	$4.7	$(0.1)	$22.2

Share-based Compensation Expense

Share-based compensation expense is included in applicable line items on the consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024
Share-based compensation expense:
Selling, general and administrative expenses	$0.6	$4.0	$6.7
Total share-based compensation expense	$0.6	$4.0	$6.7

Former CEO Separation Expenses

Certain non-recurring expenses in connection with the separation from the Company of our former CEO are included in applicable line items on the consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024
Former CEO separation expenses:
Selling, general and administrative expenses	$—	$—	$3.9
Total transaction costs	$—	$—	$3.9

Consolidated Results of Operations

Revenue

Revenue was $347.1 million for the period from June 25, 2025 through December 31, 2025 (Successor), $363.6 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $785.9 million for the fiscal year ended December 28, 2024 (Predecessor). Foreign currency positively impacted our revenue for the period from June 25, 2025 through December 31, 2025 (Successor) by $6.0 million and for the period from December 29, 2024 through June 24, 2025 (Predecessor) by $0.5 million. The change in revenue was driven by a decline in Behavioral Subscription Revenue, partially offset by an increase in Clinical Subscription Revenue and four additional reporting days in fiscal 2025 as a result of the change in our fiscal reporting calendar. The decline in Behavioral Subscription Revenue was primarily due to the lower number of Incoming Behavioral Subscribers versus the prior year coupled with Behavioral recruitment challenges, which were further impacted by bankruptcy-related media coverage. The increase in Clinical Subscription Revenue was primarily due to an increase in the number of subscribers due to consumer interest in weight management medications, including from our former compounded GLP-1 offering.

Cost of Revenue

Cost of revenue was $100.0 million for the period from June 25, 2025 through December 31, 2025 (Successor), $100.2 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $252.8 million for the fiscal year ended December 28, 2024 (Predecessor). Foreign currency increased cost of revenue for the period from June 25, 2025 through December 31, 2025 (Successor) by $0.7 million and had a de minimis impact on cost of revenue for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in cost of revenue was primarily driven by a decrease in revenue, coupled with operational efficiency gains from actions taken to reduce our fixed cost base resulting in a more variable cost structure.

Gross Profit

Gross profit was $247.1 million for the period from June 25, 2025 through December 31, 2025 (Successor), $263.4 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $533.1 million for the fiscal year ended December 28, 2024 (Predecessor). Foreign currency positively impacted gross profit for the period from June 25, 2025 through December 31, 2025 (Successor) by $5.3 million and for the period from December 29, 2024 through June 24, 2025 (Predecessor) by $0.5 million.

Gross margin was 71.2% for the period from June 25, 2025 through December 31, 2025 (Successor), 72.4% for the period from December 29, 2024 through June 24, 2025 (Predecessor) and 67.8% for the fiscal year ended December 28, 2024 (Predecessor). The gross margin change was due to the reduction in cost of revenue as a result of actions to reduce our fixed cost base and move to a more variable cost structure.

Marketing Expenses

Marketing expenses were $116.7 million for the period from June 25, 2025 through December 31, 2025 (Successor), $110.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $236.5 million for the fiscal year ended December 28, 2024 (Predecessor). Foreign currency increased marketing expenses for the period from June 25, 2025 through December 31, 2025 (Successor) by $0.5 million and decreased marketing expenses for the period from December 29, 2024 through June 24, 2025 (Predecessor) by $0.1 million. The change in marketing expenses was primarily due to the strategic decision to reduce marketing spend during our financial reorganization process, partially offset by increased spend associated with additional calendar days in fiscal 2025 as a result of the change in our fiscal reporting calendar. These additional calendar days had heightened spend to drive awareness for our product offerings ahead of peak demand season in the new year.

Product Development Expenses

Product development expenses were $17.1 million for the period from June 25, 2025 through December 31, 2025 (Successor), $25.3 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $42.2 million for the fiscal year ended December 28, 2024 (Predecessor). Foreign currency had a de minimis impact on product development expenses for the period from June 25, 2025 through December 31, 2025 (Successor) and for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in product development expenses was de minimis due to an increase in the capitalization rate associated with product and technology initiatives aligned with our website and app rebuild.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $115.7 million for the period from June 25, 2025 through December 31, 2025 (Successor), $78.5 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $175.7 million for the fiscal year ended December 28, 2024 (Predecessor). Foreign currency increased selling, general and administrative expenses for the period from June 25, 2025 through December 31, 2025 (Successor) by $0.3 million and had a de minimis impact on selling, general and administrative expenses for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in selling, general and administrative expenses was due to increased depreciation and amortization expenses and the transaction and reorganization related costs associated with the Chapter 11 financial reorganization of the Company, partially offset by a decline in restructuring charges and the related cost reductions.

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

Reorganization Items, Net

The net reorganization gain of $1,143.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) related to our emergence from Chapter 11 bankruptcy and primarily consisted of the gain on settlement of liabilities subject to compromise and the impacts of fresh start valuation adjustments. See Note 2 “Emergence from Voluntary Reorganization under Chapter 11” of the notes to the audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K, for further information.

Interest Expense

Interest expense was $24.7 million for the period from June 25, 2025 through December 31, 2025 (Successor), $38.7 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $109.0 million for the fiscal year ended December 28, 2024 (Predecessor). The change in interest expense was driven by the Chapter 11 financial reorganization and the reduction in Successor debt under the New Term Loan Facility relative to Predecessor debt. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount, as applicable) and our average borrowings during each of the respective periods and excluding the impact of any applicable interest rate swaps, was 10.91% per annum for the period from June 25, 2025 through December 31, 2025 (Successor), 7.14% per annum for the period from December 29, 2024 through June 24, 2025 (Predecessor) and 7.74% per annum for the fiscal year ended December 28, 2024 (Predecessor), or 7.50% per annum for the fiscal year ended December 28, 2024 (Predecessor) including the impact of any applicable interest rate swaps. Interest expense was impacted by the termination of our interest rate swaps on March 31, 2024. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.

Other Expense (Income), Net

Other expense (income), net, which consists primarily of the impact of foreign currency on intercompany transactions, was $1.3 million of expense for the period from June 25, 2025 through December 31, 2025 (Successor), $6.7 million of expense for the period from December 29, 2024 through June 24, 2025 (Predecessor) and was a de minimis amount of income for the fiscal year ended December 28, 2024 (Predecessor).

Provision for Income Taxes

Our effective tax rate was (119.3%) for the period from June 25, 2025 through December 31, 2025 (Successor), 0.1% for the period from December 29, 2024 through June 24, 2025 (Predecessor) and (0.2%) for the fiscal year ended December 28, 2024 (Predecessor).

The tax expense for the period from June 25, 2025 through December 31, 2025 (Successor) was impacted by tax expense due to increases in our valuation allowance, as well as tax expense impacts of interim period tax accounting adjustments as described below.

The tax expense for the period from December 29, 2024 through June 24, 2025 (Predecessor) was 0.1% and primarily consisted of the income tax impacts from reorganization and fresh start adjustments, including adjustments to our valuation allowance. We recorded income tax benefits for reorganization adjustments in the Predecessor period, primarily consisting of: (i) tax expense for the reduction in federal and state deferred tax assets related to cancelled share-based compensation awards, (ii) tax benefit related to non-taxable cancellation of debt income ("CODI") realized upon emergence; and (iii) tax benefit for the reduction in our valuation allowance resulting from the adjustments described above. We recorded income tax expense for fresh start adjustments in the Predecessor period, consisting of tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was partially offset by a tax benefit for the reduction in the valuation allowance on our deferred tax assets. The rate was also impacted by tax benefits from interim period tax accounting adjustments as described below.

The effective tax rate for the period from December 29, 2024 through June 24, 2025 (Predecessor) was determined using an annualized effective tax rate (“AETR”), adjusted for discrete items. The tax effects of statutory rate changes, significant, unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of our estimated AETR, as such, items were recognized as discrete items in the Predecessor and Successor Periods. The Predecessor Period includes the discrete tax impacts resulting from reorganization adjustments and fresh start accounting. Any changes to our deferred tax assets and liabilities for the Predecessor Period (whether resulting from reorganization adjustments, fresh start adjustments or otherwise) were partially offset with a corresponding adjustment to our valuation allowances.

As part of the Chapter 11 bankruptcy proceedings, our prepetition funded debt was extinguished. The Internal Revenue Code (the “Code”) provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of our CODI was estimated to be $951.5 million. As a result, our U.S. net operating loss (“NOL”) carryforwards and tax credit carryforwards will be reduced as required. The reductions in NOL carryforwards for the CODI have been fully offset by a corresponding decrease to our valuation allowance as of December 31, 2025 (Successor). The tax adjustments recorded in the Predecessor Period represent our best estimate using all available information at June 24, 2025. Further adjustments were recorded in the Successor Period at December 31, 2025 based on our final December 31, 2025 financial positions under the Code. The final tax impacts on the Company’s tax attributes could change significantly from the current estimates.

As a result of emergence from the Chapter 11 bankruptcy proceedings, we did experience an ownership change. Our ability to utilize disallowed business interest carryforwards to reduce future taxable income and federal income tax is subject to various limitations under Section 382 of the Code. The utilization of such attributes including state and local NOLs will be subject to an annual limitation under Section 382 of the Code and will be reduced as required.

The tax expense for the fiscal year ended December 28, 2024 (Predecessor) was impacted by a tax expense due to a valuation allowance and a tax expense related to share-based awards, partially offset by a tax benefit related to state tax and a tax benefit related to foreign-derived intangible income.

In addition, for the fiscal year ended December 28, 2024 (Predecessor), the effective tax rate was impacted by out-of-period income tax adjustments and tax expense from a valuation allowance established to offset certain non-U.S. deferred tax assets due to the uncertainty of realizing future tax benefits. The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduced a global minimum tax of 15% applicable to large multinational corporations, impacted our effective tax rate for the fiscal year ended December 28, 2024 (Predecessor) by (0.04%) related to Canadian top up tax.

Operating Results

Although GAAP requires that we report our results for the period from December 29, 2024 through June 24, 2025 (Predecessor) and the period from June 25, 2025 through December 31, 2025 (Successor) separately, management views certain metric and revenue information for the fiscal year ended December 31, 2025 by combining the results of the applicable Predecessor and Successor Periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. Although the Predecessor and Successor Periods generally are not comparable as they are impacted by fresh start accounting, there are no fresh start adjustments affecting revenue and therefore revenue information has been combined to provide a meaningful understanding of operating trends, which would be consistent with a pro forma calculation under Article 11 of Regulation S-X. Nevertheless, the combined operating results do not reflect the actual results we would have achieved absent our emergence from the Chapter 11 Cases and may not be indicative of future results.

We cannot adequately benchmark the operating results of the period from June 25, 2025 through December 31, 2025 (Successor) against any of the previous periods reported in our consolidated financial statements without combining it with the period from December 29, 2024 through June 24, 2025 (Predecessor) and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics such as Subscription Revenue, Incoming and End of Period Subscribers and Monthly Subscription Revenue Per Average Subscriber for the Successor Period when combined with the Predecessor Period provides more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, the tables below present the combined results for fiscal 2025.

Metrics and Business Trends

The following tables set forth key metrics for combined fiscal 2025 and the percentage change in those metrics versus fiscal 2024:

	Subscription Revenue (in millions except percentages)
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Combined Fiscal 2025	$592.6	$586.2	$112.8	$112.8	$705.4	$699.0
Fiscal 2024	$699.0	$699.0	$78.0	$78.0	$777.0	$777.0
% Change	(15.2%)	(16.1%)	44.7%	44.7%	(9.2%)	(10.0%)

	Subscribers (in thousands except percentages)
	Behavioral		Clinical		Total
	Incoming	End of Period	Incoming	End of Period	Incoming	End of Period
Combined Fiscal 2025	3,244.0	2,630.6	91.7	130.2	3,335.7	2,760.8
Fiscal 2024	3,730.9	3,244.0	66.6	91.7	3,797.5	3,335.7
% Change	(13.1%)	(18.9%)	37.8%	41.9%	(12.2%)	(17.2%)

	Monthly Subscription Revenue Per Average Subscriber
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Combined Fiscal 2025	$16.38	$16.20	$77.40	$77.40	$18.74	$18.57
Fiscal 2024	$15.97	$15.97	$80.47	$80.47	$17.37	$17.37
% Change	2.5%	1.4%	(3.8%)	(3.8%)	7.9%	6.9%

Operating Performance

The decline in Behavioral Subscription Revenue was primarily due to the lower number of Incoming Behavioral Subscribers versus the prior year coupled with Behavioral recruitment challenges, which were further impacted by bankruptcy-related media coverage. The increase in Clinical Subscription Revenue was primarily due to an increase in the number of subscribers due to the demand for weight management medications, a portion of which was for our former compounded GLP-1 offering.

The change in Total Monthly Subscription Revenue Per Average Subscriber was driven primarily by a mix shift of our subscriber base to the Clinical business. Clinical Monthly Subscription Revenue Per Average Subscriber declined primarily driven by a shift to longer term commitment plans, which commit members for more months, but at a lower rate per month.

Liquidity and Capital Resources

We voluntarily commenced and completed a prepackaged bankruptcy filing under Chapter 11 of the Bankruptcy Code to restructure our debt and allow increased operating cash flow for funding our operations and strategic initiatives. We have experienced and expect to continue to experience significant market disruption and competitive pressures, and shifts in consumer behavior in the weight loss category. This includes a rapid adoption of GLP-1 and other medications available as weight-loss options, an evolving regulatory landscape, and significantly increased competition from new entrants. These factors have negatively impacted our business. While the Clinical business is growing, it has not yet been able to offset the declines in the Behavioral business, resulting in decreased revenue overall and decreased cash flows from operations. Further, we have historically had recurring net losses. We voluntarily commenced and completed a prepackaged bankruptcy filing under Chapter 11 to restructure our debt and allow increased operating cash flow for funding our operations and strategic initiatives.

On the Emergence Date, all outstanding liabilities under the Prepetition Credit Facilities and the Prepetition Credit Agreement totaling approximately $1,116.0 million and our 4.500% Senior Secured Notes due 2029 of $500.0 million were discharged and the liens and mortgages related thereto were released. Concurrently, we entered into the Senior Secured Credit Agreement dated June 24, 2025 which provided for the New Term Loan Facility in an aggregate principal amount of $465.0 million maturing on June 24, 2030. Prepayments for excess cash are required annually as further described below. The restructuring of our debt significantly reduces the amount of outstanding debt and ongoing interest payments.

Our principal sources of liquidity are cash and cash equivalents and cash flows from operations. Our primary cash needs are funding our operations and global strategic initiatives, meeting debt service requirements and other financing commitments. We had unrestricted cash on hand of $160.3 million as of December 31, 2025 (of which $65.6 million is maintained at foreign subsidiaries).

Following our emergence from bankruptcy and restructuring of our debt, we believe that our sources of liquidity are sufficient to meet our obligations for at least 12 months following the issuance of the consolidated financial statements found herein.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents, as of:

	(In millions)
	Successor	Predecessor
	December 31,	December 28,
	2025	2024
Total current assets	$213.6	$102.6
Total current liabilities	126.5	173.3
Working capital surplus (deficit)	87.1	(70.7)
Cash and cash equivalents	160.3	53.0
Working capital deficit, excluding cash and cash equivalents	$(73.2)	$(123.7)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to our balance sheet working capital deficit, excluding cash and cash equivalents, as of:

	(In millions)
	Successor	Predecessor
	December 31,	December 28,
	2025	2024
Operational liabilities and other, net of assets	$44.3	$81.9
Deferred revenue	28.6	31.7
Portion of operating lease liabilities due within one year	1.3	8.2
Prepaid income taxes	8.1	11.7
Accrued interest	1.1	11.3
Income taxes payable	6.0	2.3
Working capital deficit, excluding cash and cash equivalents	$(73.2)	$(123.7)

Note: Totals may not sum due to rounding.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	(In millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024
Net cash provided by (used for) operating activities	$5.5	$(34.4)	$(16.8)
Net cash used for investing activities	$(13.2)	$(6.3)	$(16.4)
Net cash provided by (used for) financing activities	$—	$153.9	$(17.3)

Operating Activities

Net cash provided by operating activities was $5.5 million for the period from June 25, 2025 through December 31, 2025 (Successor), net cash used for operating activities was $34.4 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and net cash used for operating activities was $16.8 million for the fiscal year ended December 28, 2024 (Predecessor). The change in net cash provided by (used for) operating activities was primarily attributable to a decrease in other non-cash add-back adjustments driven by the decline in franchise rights acquired impairments, partially offset by a decrease in net loss after excluding the non-cash impact of the reorganization items, net and an increase in cash provided by operating assets and liabilities.

Investing Activities

Net cash used for investing activities was $13.2 million for the period from June 25, 2025 through December 31, 2025 (Successor), $6.3 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $16.4 million for the fiscal year ended December 28, 2024 (Predecessor). The change in net cash used for investing activities was primarily attributable to an increase in cash paid for acquisitions, net of cash acquired and an increase in capitalized software and website development expenditures.

Financing Activities

There were no financing cash flows for the period from June 25, 2025 through December 31, 2025 (Successor). Net cash provided by financing activities was $153.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and net cash used for financing activities was $17.3 million for the fiscal year ended December 28, 2024 (Predecessor). The change in net cash provided by (used for) financing activities was primarily attributable to an increase in borrowings on the Prepetition Revolving Credit Facility.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations as of December 31, 2025 (Successor):

(In millions)

Successor
December 31,
2025
New Term Loan Facility due June 24, 2030	$465.0
Less: Current portion	—
Less: Unamortized deferred financing costs	(1.2)
Plus: Unamortized debt premium	1.6
Total long-term debt	$465.5

Note: Totals may not sum due to rounding.

Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt premium or discount, as applicable, amounted to $26.9 million for the period from June 25, 2025 through December 31, 2025 (Successor), $34.3 million for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $110.6 million for the fiscal year ended December 28, 2024 (Predecessor).

As of December 31, 2025 (Successor), our debt consisted of variable-rate instruments and as of December 28, 2024 (Predecessor), our debt consisted of both fixed and variable-rate instruments. We have historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. As of December 31, 2025 (Successor), we did not have any interest rate swaps in effect. The weighted average interest rate (which includes amortization of deferred financing costs and debt premium or discount, as applicable) on our outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 10.91% and 7.75% per annum at December 31, 2025 (Successor) and December 28, 2024 (Predecessor), respectively, or 7.47% per annum at December 28, 2024 (Predecessor) including the impact of any applicable interest rate swaps, based on interest rates on these dates.

Senior Secured Credit Agreement

In connection with our emergence from bankruptcy, on June 24, 2025 we, as borrower, the lenders party thereto, and WSFS, as administrative agent, entered into a senior secured credit agreement (the “Senior Secured Credit Agreement”) which provides for the New Term Loan Facility.

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

Refer to “—Emergence from Bankruptcy” for additional information.

Dividends

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the sole discretion of our Board, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the provisions of Virginia law affecting the payment of distributions to shareholders and such other factors our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants in our existing indebtedness, including the Senior Secured Credit Agreement, and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

EBITDA and Adjusted EBITDA

We define EBITDA, a non-GAAP financial measure, as earnings before interest, taxes, depreciation and amortization expenses and share-based compensation expense and Adjusted EBITDA, a non-GAAP financial measure, as EBITDA adjusted for franchise rights acquired impairments, reorganization items, net, transaction costs related to strategic alternatives and Chapter 11 financial reorganization, net restructuring charges, former CEO separation expenses, and other items that management believes are not indicative of ongoing operations, as applicable.

The table below sets forth the reconciliations for EBITDA and Adjusted EBITDA, each a non-GAAP financial measure, to net (loss) income, the most comparable GAAP financial measure, for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal year ended December 28, 2024 (Predecessor):

	(In millions)
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024
Net (loss) income	$(62.1)	$1,118.1	$(345.7)
Interest	24.7	38.7	109.0
Taxes	33.8	1.7	0.5
Depreciation and amortization expenses	53.5	14.2	37.8
Share-based compensation expense	0.6	4.0	6.7
EBITDA	$50.5	$1,176.7	$(191.8)
Franchise rights acquired impairments	—	27.5	315.0
Reorganization items, net	—	(1,143.9)	—
Transaction costs	8.8	20.9	—
Restructuring charges (1)	4.7	(0.1)	22.2
Former CEO separation expenses	—	—	3.9
Other (2)	1.3	6.7	(2.8)
Adjusted EBITDA	$65.3	$87.7	$146.5

Note: Totals may not sum due to rounding.

(1)
Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include the 2025 Plan, the 2024 Plan, the 2023 Plan and the 2022 Plan. Refer to Note 22 “Restructuring” of the notes to the audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K, for further information.
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

Contractual Obligations

We are obligated under non-cancelable agreements primarily for office and rent facilities operating leases. Consolidated rent expense charged to operations under all our leases for the period from June 25, 2025 through December 31, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor) was approximately $0.9 million and $7.3 million, respectively.

The following table summarizes our future contractual obligations as of the end of fiscal 2025:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-Term Debt (1)
Principal	$465.0	$—	$—	$465.0	$—
Interest	222.6	49.5	99.3	73.8	—
Operating leases, finance leases and non-cancelable agreements	7.9	3.5	4.0	0.4	—
Total (2)	$695.5	$53.0	$103.3	$539.2	$—

Note: Totals may not sum due to rounding.

(1)
Due to the fact that our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2025 remains constant for all periods presented.
(2)
The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

Acquisition of Peoplehood

On August 6, 2025, we acquired certain assets from, and offered employment to certain employees of, Peoplehood, Inc. (“Peoplehood”), a wellness support platform co-founded by Julie Rice, who previously served as a member of the Board. We purchased the assets for $1.0 million in cash upon closing and $1.0 million in deferred consideration that was paid in cash on November 5, 2025.

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

Seasonality

Our business is seasonal due to the importance of the winter season to our overall member recruitment environment. Historically, we have experienced our highest level of recruitment during the first quarter of the year, which is supported with the highest concentration of advertising spending. Therefore, our number of End of Period Subscribers in the first quarter of the year has been typically higher than the number in other quarters of the year, historically reflecting a decline over the course of the year.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. The Company’s exposure to market risk as of the end of fiscal 2025 is described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt, in particular changes in Term SOFR or the base rates which are used to determine the applicable interest rates for borrowings under the New Term Loan Facility.

As of December 31, 2025 (Successor), borrowings under the New Term Loan Facility bore interest at Term SOFR plus an applicable margin of 6.80%. For the New Term Loan Facility, the minimum interest rate for Term SOFR applicable to such facility pursuant to the terms of the Senior Secured Credit Agreement was set at 0.50% (the “Term SOFR Floor”). Accordingly, as of December 31, 2025 (Successor), based on the amount of variable rate debt outstanding and the then-current Term SOFR rate, after giving consideration to the Term SOFR Floor, a hypothetical 125 basis point increase in interest rates would have increased annual interest expense by approximately $5.8 million and a hypothetical 125 basis point decrease in interest rates would have decreased annual interest expense by approximately $5.8 million. This decrease in market risk exposure from the end of fiscal 2024 was primarily due to the Chapter 11 financial reorganization of the Company, with an overall reduction in our variable rate debt.

Foreign Currency Risk

Other than inter-company transactions between our domestic and foreign entities, we generally do not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity. As a result, substantially all of our revenue and expenses in each jurisdiction in which we operate are in the same functional currency. In general, we are a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates may negatively affect our revenue and gross margins as expressed in U.S. dollars. In the future, we may enter into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce the currency risk associated with fluctuating exchange rates. Realized and unrealized gains and losses from any of these transactions may be included in net income for the period.

Fluctuations in currency exchange rates, particularly with respect to the euro, Canadian dollar and pound sterling, may impact our shareholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated into U.S. dollars at the average exchange rate for the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive income (loss). In addition, exchange rate fluctuations will cause the U.S. dollar translated amounts to change in comparison to prior periods.

Item 8. Financial Statements and Supplementary Data

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-58 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on pages F-2 to F-6.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, the end of fiscal 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of fiscal 2025, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, the end of fiscal 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 to F-6 of our consolidated financial statements.

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

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended December 31, 2025, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5–1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information concerning our directors and executive officers is set forth under the heading “Information about our Executive Officers and Directors” in Part I of this report. Further information required by this item will be included under the headings “Proposal 1: Election of Directors”, “Information about our Executive Officers and Directors” and “Corporate Governance” in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information concerning certain Company equity compensation plans required by this item is set forth below. Further information required by this item will be included under the heading “Security Ownership of WW” in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the Company’s 2025 Stock Incentive Plan, which was the Company’s only equity compensation plan as of December 31, 2025:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—		$—		—
Equity compensation plans not approved by security holders (1)	407,906	(2)	$—	(3)	587,218	(4)
Total	407,906		$—		587,218

(1)
The Company’s only equity compensation plan as of December 31, 2025, was the 2025 Stock Incentive Plan, which in accordance with the Plan, as approved by the Bankruptcy Court, the Board approved, and authorized the issuance of awards of not more than 1,000,000 of shares of our common stock in the aggregate. For a narrative description of the material features of the 2025 Stock Incentive Plan, see Note 2 “Emergence from Voluntary Reorganization under Chapter 11” and Note 12 "Stock Plans" of the notes to the audited consolidated financial statements contained in this Annual Report on Form 10-K.
(2)
Consists of the following awards under the 2025 Stock Incentive Plan: (i) 293,361 shares of our common stock issuable upon the vesting of restricted stock units (“RSUs”), (ii) 112,200 shares of our common stock issuable upon the vesting of performance-based stock units (“PSUs”), and (iii) 2,345 shares of our common stock issuable upon the settlement of deferred stock units (“DSUs”), such DSUs will be settled pursuant to the Company’s historical director deferred compensation program upon the applicable director ceasing to serve on the Board. The number of shares to be issued in respect of PSUs has been calculated based on the assumption that the maximum level of performance applicable to the PSUs has been achieved.
(3)
RSUs, PSUs, and DSUs reflected in column (a) are not taken into account for purposes of determining the weighted average exercise price as they do not have an exercise price.
(4)
Consists of shares of our common stock available for future issuance under the 2025 Stock Incentive Plan, including options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards (including performance-based awards). The amount shown does not include the 2,345 DSUs included in column (a) as potential deferred awards are not included in shares available for future issuance. The 2025 Stock Incentive Plan is administered by the Compensation and Benefits Committee of the Board, subject to customary delegation authority, and subject to the Board’s right to take any action delegated to the Compensation and Benefits Committee to the extent necessary or desirable for the administration of the 2025 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the headings “Board of Directors and Committees” and “Transactions with Related Persons and Certain Control Persons” in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WW International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of WW International, Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity (deficit) and of cash flows for the period from June 25, 2025 through December 31, 2025, including the related notes and financial statement schedule for the period from June 25, 2025 through December 31, 2025 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from June 25, 2025 through December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis of Accounting

As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the district of Delaware confirmed the Company’s First Amended Joint Prepackaged Plan of Reorganization of WW International, Inc. and its Debtor Affiliates (the “plan”) on June 17, 2025. Confirmation of the plan resulted in the discharge of certain claims against the Company that arose before May 6, 2025 and substantially alters rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on June 24, 2025 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of June 24, 2025.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Valuation of Deferred Tax Assets

As described in Notes 1 and 13 to the consolidated financial statements, the Company’s total deferred tax assets as of December 31, 2025 were $79,628 thousand, which is net of a valuation allowance of $106,816 thousand. Deferred income tax assets and liabilities result primarily from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. If management concludes it is more-likely-than-not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. Management considers historical levels of income, estimates of future taxable income and feasible tax planning strategies in assessing the need for a tax valuation allowance. As disclosed by management, after taking into consideration the future reversals of existing taxable temporary differences, management has maintained a partial valuation allowance on the Company’s U.S. federal, and state interest expense carryforward as management deemed it more likely than not that the related deferred tax income assets will not be realized.

The principal considerations for our determination that performing procedures relating to the valuation of deferred tax assets is a critical audit matter are (i) the significant judgment by management in determining whether the deferred tax assets are more-likely-than-not to be realized in the future and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s assessment of the realizability of the deferred tax assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the realizability of deferred tax assets, including controls over management’s estimates of future taxable income. These procedures also included, among others (i) evaluating the positive and negative evidence available to support management’s assessment of the realizability of deferred tax assets; (ii) testing the completeness and accuracy of underlying data used in management’s assessment; and (iii) evaluating the reasonableness of management’s estimates of future taxable income and the feasibility of tax planning strategies. Evaluating the reasonableness of management’s estimates of future taxable income and tax planning strategies involved considering (i) the current and past performance of the business; (ii) the consistency with external market and industry data; (iii) whether tax planning strategies are prudent and feasible; and (iv) the consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 16, 2026

We have served as the Company’s auditor since 1999.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WW International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of WW International, Inc. and its subsidiaries (Predecessor) (the “Company”) as of December 28, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity (deficit) and of cash flows for the period from December 29, 2024 through June 24, 2025, and for each of the two years in the period ended December 28, 2024, including the related notes and financial statement schedule for the period from December 29, 2024 through June 24, 2025 and for each of the two years in the period ended December 28, 2024 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024, and the results of its operations and its cash flows for the period from December 29, 2024 through June 24, 2025 and for each of the two years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Notes 1, 2 and 3 to the consolidated financial statements, WW International, Inc. and its subsidiaries WW North America Holdings, LLC, WW Canada Holdco, Inc., WW.com, LLC, W Holdco, Inc., WW Health Solutions, Inc., Weekend Health, Inc. and WW NewCo, Inc. filed petitions on May 6, 2025 with the United States Bankruptcy Court for the district of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The First Amended Joint Prepackaged Plan of Reorganization of WW International, Inc. and its Debtor Affiliates was substantially consummated on June 24, 2025 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Interim and Annual Impairment Assessments – Clinical Reporting Unit Goodwill and Indefinite-Lived Franchise Rights Acquired (United States)

As described in Notes 1 and 7 to the consolidated financial statements, management reviews goodwill and other indefinite-lived intangible assets for potential impairment on at least an annual basis or more often if events so require. Based on triggering events, management performed interim impairment tests as of March 29, 2025 on goodwill and indefinite-lived franchise rights acquired. The annual impairment assessment was performed as of May 4, 2025. In performing the impairment test for goodwill, the fair value for the reporting units is estimated using a discounted cash flow approach. The estimated fair value is then compared to the carrying value of the reporting unit. In performing the interim and annual goodwill impairment tests, management determined that the fair value of its Clinical reporting unit was higher than its carrying value and, therefore, no impairment existed. As of June 24, 2025, the date fresh start accounting was applied, goodwill was $199,053 thousand, of which a portion relates to the Clinical reporting unit. In performing the impairment test for indefinite-lived franchise rights acquired, the fair value is estimated using both a relief from royalty methodology and a discounted cash flow approach. The aggregate estimated fair value is then compared to the carrying value of the franchise rights. In performing the interim franchise rights acquired impairment test as of March 29, 2025, management determined that the carrying value of its United States indefinite-lived franchise rights acquired exceeded its fair value. Accordingly, management recorded an impairment charge of $27,549 thousand in the first quarter of fiscal 2025. In performing the annual franchise rights acquired impairment test, management determined that the carrying value of its United States indefinite-lived franchise rights acquired did not exceed its fair value and, therefore, no impairment existed. As disclosed by management, when determining fair value of the reporting units and indefinite-lived franchise rights acquired, management utilizes various assumptions, including projections of future cash flows, revenue growth rates, operating income margins and discount rates.

The principal considerations for our determination that performing procedures relating to the interim and annual impairment assessments for the Clinical reporting unit goodwill and the indefinite-lived franchise rights acquired (United States) is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Clinical reporting unit and indefinite-lived franchise rights acquired (United States); (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, operating income margins, and discount rate for the Clinical reporting unit and revenue growth rates and discount rate for indefinite-lived franchise rights acquired (United States); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimates of the Clinical reporting unit and indefinite-lived franchise rights acquired (United States); (ii) evaluating the appropriateness of the discounted cash flow approaches and the relief from royalty methodology; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approaches and relief from royalty methodology; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth rates, operating income margins, and discount rate for the Clinical reporting unit and revenue growth rates and discount rate for indefinite-lived franchise rights acquired (United States). Evaluating management’s assumptions related to revenue growth rates and operating income margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Clinical business, as well as revenues associated with indefinite lived franchise rights acquired (United States) and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow approaches and relief from royalty methodology and (ii) the reasonableness of the discount rate assumptions.

Valuation of Trade Name Resulting from the Application of Fresh Start Accounting

As described in Notes 1, 3, and 7 to the consolidated financial statements, on May 6, 2025, WW International, Inc., together with certain of its subsidiaries, filed petitions under the provisions of Chapter 11 of the Bankruptcy Code. The First Amended Joint Prepackaged Plan of Reorganization of WW International, Inc. and its Debtor Affiliates was substantially consummated on June 24, 2025, and the Company emerged from bankruptcy and applied fresh start accounting. In accordance with the application of fresh start accounting, management allocated the Company’s reorganization value to its individual assets and liabilities based on their estimated fair values, including those of intangible assets and liabilities. Upon the adoption of fresh start accounting, management identified total other intangible assets of $529,000 thousand, of which $320,000 thousand related to the trade name. Management estimated the value of the trade name under the relief from royalty income approach. Significant assumptions for the trade name included royalty rate, discount rate, and revenue growth rate.

The principal considerations for our determination that performing procedures relating to the valuation of the trade name resulting from the application of fresh start accounting is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the trade name; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to royalty rate, discount rate and revenue growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the restructuring support agreement and related amendments, disclosure statement and subsequent updates, plan of reorganization and subsequent amendments, and settlement agreements; (ii) testing management’s process for developing the fair value estimate of the trade name; (iii) evaluating the appropriateness of the relief from royalty income approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty income approach; and (v) evaluating the reasonableness of significant assumptions used by management related to royalty rate, discount rate, and revenue growth rate. Evaluating management’s assumption related to the revenue growth rate involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the business; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty income approach; and (ii) the reasonableness of the royalty rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 16, 2026

We have served as the Company’s auditor since 1999.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	Successor	Predecessor
	December 31,	December 28,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$160,279	$53,024
Restricted cash	6,298	3,003
Receivables (net of allowances: December 31, 2025 - $1,651 and December 28, 2024 - $3,166)	16,378	14,428
Prepaid income taxes	8,097	11,676
Prepaid marketing and advertising	9,275	4,969
Prepaid expenses and other current assets	13,277	15,548
TOTAL CURRENT ASSETS	213,604	102,648
Property and equipment, net	8,115	15,798
Operating lease assets	2,933	42,047
Goodwill	200,135	239,583
Other intangible assets, net	490,664	115,762
Deferred income taxes	16,482	16,686
Other noncurrent assets	14,825	17,752
TOTAL ASSETS	$946,758	$550,276
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$1,260	$8,168
Accounts payable	9,212	17,803
Salaries and wages payable	34,375	53,143
Accrued marketing and advertising	22,985	12,805
Accrued interest	1,084	11,322
Deferred acquisition payable	—	15,503
Other accrued liabilities	23,049	20,593
Income taxes payable	6,006	2,339
Deferred revenue	28,565	31,655
TOTAL CURRENT LIABILITIES	126,536	173,331
Long-term debt, net	465,466	1,430,643
Long-term operating lease liabilities	1,893	44,322
Deferred income taxes	34,021	14,762
Other noncurrent liabilities	771	1,590
TOTAL LIABILITIES	628,687	1,664,648
Commitments and contingencies (Note 16)
EQUITY (DEFICIT)
Successor common stock, $0 par value; 1,000,000 shares authorized; 9,992 shares issued at December 31, 2025	378,777	—
Predecessor common stock, $0 par value; 1,000,000 shares authorized; 130,048 shares issued at December 28, 2024	—	—
Predecessor treasury stock, at cost, 49,997 shares at December 28, 2024	—	(3,024,710)
(Accumulated deficit) retained earnings	(62,095)	1,936,170
Accumulated other comprehensive income (loss)	1,389	(25,832)
TOTAL EQUITY (DEFICIT)	318,071	(1,114,372)
TOTAL LIABILITIES AND TOTAL EQUITY (DEFICIT)	$946,758	$550,276

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Subscription revenue, net	$344,461	$360,953	$776,993	$822,755
Other revenue, net	2,609	2,615	8,928	66,796
Revenue, net	347,070	363,568	785,921	889,551
Cost of subscription revenue	99,722	100,026	250,954	301,062
Cost of other revenue	233	158	1,864	59,186
Cost of revenue	99,955	100,184	252,818	360,248
Gross profit	247,115	263,384	533,103	529,303
Marketing expenses	116,662	110,871	236,467	238,387
Product development expenses	17,108	25,281	42,158	47,392
Selling, general and administrative expenses	115,663	78,480	175,667	217,558
Franchise rights acquired and goodwill impairments	—	27,549	315,033	3,633
Operating (loss) income	(2,318)	21,203	(236,222)	22,333
Reorganization items, net	—	(1,143,918)	—	—
Interest expense	24,742	38,664	108,954	95,893
Other expense (income), net	1,257	6,685	(1)	72
(Loss) income before income taxes	(28,317)	1,119,772	(345,175)	(73,632)
Provision for income taxes	33,778	1,669	526	38,623
Net (loss) income	$(62,095)	$1,118,103	$(345,701)	$(112,255)
(Net loss) earnings per share
Basic	$(6.22)	$13.93	$(4.34)	$(1.46)
Diluted	$(6.22)	$13.80	$(4.34)	$(1.46)
Weighted average common shares outstanding
Basic	9,987	80,271	79,578	76,677
Diluted	9,987	80,998	79,578	76,677

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Net (loss) income	$(62,095)	$1,118,103	$(345,701)	$(112,255)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,389	10,706	(9,096)	2,880
Income tax expense on foreign currency translation gain (loss)	—	—	(2,720)	(703)
Foreign currency translation gain (loss), net of taxes	1,389	10,706	(11,816)	2,177
Loss on derivatives	—	—	(3,473)	(10,673)
Income tax benefit on loss on derivatives	—	—	757	2,666
Loss on derivatives, net of taxes	—	—	(2,716)	(8,007)
Total other comprehensive income (loss)	1,389	10,706	(14,532)	(5,830)
Comprehensive (loss) income	$(60,706)	$1,128,809	$(360,233)	$(118,085)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(IN THOUSANDS)

							Accumulated	Retained
	Successor		Predecessor		Predecessor		Other	Earnings
	Common Stock		Common Stock		Treasury Stock		Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	(Loss) Income	Deficit)	Total
Balance at December 31, 2022 (Predecessor)	—	$—	122,052	$—	51,496	$(3,097,304)	$(5,470)	$2,416,994	$(685,780)
Comprehensive loss	—	—	—	—	—	—	(5,830)	(112,255)	(118,085)
Issuance of treasury stock under stock plans	—	—	—	—	(637)	32,676	—	(34,151)	(1,475)
Compensation expense on share-based awards	—	—	—	—	—	—	—	11,303	11,303
Issuance of common stock	—	—	7,996	—	—	—	—	32,943	32,943
Balance at December 30, 2023 (Predecessor)	—	$—	130,048	$—	50,859	$(3,064,628)	$(11,300)	$2,314,834	$(761,094)
Comprehensive loss	—	—	—	—	—	—	(14,532)	(345,701)	(360,233)
Issuance of treasury stock under stock plans	—	—	—	—	(862)	39,918	—	(40,727)	(809)
Compensation expense on share-based awards	—	—	—	—	—	—	—	7,764	7,764
Balance at December 28, 2024 (Predecessor)	—	$—	130,048	$—	49,997	$(3,024,710)	$(25,832)	$1,936,170	$(1,114,372)
Comprehensive income	—	—	—	—	—	—	10,706	1,118,103	1,128,809
Issuance of treasury stock under stock plans	—	—	—	—	(539)	24,546	—	(24,685)	(139)
Compensation expense on share-based awards	—	—	—	—	—	—	—	4,032	4,032
Cancellation of Predecessor equity	—	—	(130,048)	—	(49,458)	3,000,164	15,126	(3,033,620)	(18,330)
Issuance of Successor equity	9,987	378,533	—	—	—	—	—	—	378,533
Balance at June 24, 2025 (Predecessor)	9,987	$378,533	—	$—	—	$—	$—	$—	$378,533

Balance at June 25, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$—	$—	$378,533
Comprehensive (loss) income	—	—	—	—	—	—	1,389	(62,095)	(60,706)
Compensation expense on share-based awards	5	244	—	—	—	—	—	—	244
Balance at December 31, 2025 (Successor)	9,992	$378,777	—	$—	—	$—	$1,389	$(62,095)	$318,071

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Operating activities:
Net (loss) income	$(62,095)	$1,118,103	$(345,701)	$(112,255)
Adjustments to reconcile net (loss) income to cash provided by (used for) operating activities:
Depreciation and amortization	53,482	14,201	37,784	52,471
Amortization of deferred financing costs and debt (premium) discount, net	(52)	1,766	5,018	5,018
Impairment of franchise rights acquired	—	27,549	315,033	3,633
Impairment of intangible and long-lived assets	37	97	481	1,112
Share-based compensation expense	604	4,032	7,764	15,185
Deferred tax (benefit) provision	(9,281)	26,232	(26,578)	19,821
Allowance for doubtful accounts	(599)	(1,131)	2,062	1,306
Reserve for inventory obsolescence	(2)	(1)	72	7,350
Foreign currency exchange rate loss (gain)	1,285	6,717	(2,276)	263
Non-cash reorganization items, net	—	(1,176,532)	—	—
Changes in cash due to:
Receivables	(3,600)	4,280	1,599	17,112
Inventories	2	3	91	14,018
Prepaid expenses	36,167	(31,281)	18,703	(4,133)
Accounts payable	(1,929)	(8,237)	(508)	(54)
Accrued liabilities	(8,851)	15,084	(14,998)	(11,625)
Deferred revenue	(1,339)	(2,914)	(1,780)	1,273
Other long-term assets and liabilities, net	(1,386)	(2,236)	(14,624)	(3,598)
Income taxes	3,083	(30,155)	1,018	(211)
Cash provided by (used for) operating activities	5,526	(34,423)	(16,840)	6,686
Investing activities:
Capital expenditures	—	(87)	(718)	(2,485)
Capitalized software and website development expenditures	(11,141)	(6,253)	(15,692)	(33,816)
Cash paid for acquisitions, net of cash acquired	(2,020)	—	—	(38,362)
Other items, net	—	(1)	(5)	(33)
Cash used for investing activities	(13,161)	(6,341)	(16,415)	(74,696)
Financing activities:
Borrowings on revolving credit facility	—	171,341	—	—
Financing costs	—	(1,298)	—	—
Taxes paid related to net share settlement of equity awards	—	(145)	(839)	(2,241)
Proceeds from stock options exercised	—	—	—	718
Cash paid for acquisitions	—	(16,000)	(16,500)	(1,178)
Other items, net	—	—	(4)	(48)
Cash provided by (used for) financing activities	—	153,898	(17,343)	(2,749)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	592	3,966	(2,248)	1,799
Net (decrease) increase in cash and cash equivalents and restricted cash	(7,043)	117,100	(52,846)	(68,960)
Cash and cash equivalents and restricted cash, beginning of period	173,620	56,520	109,366	178,326
Cash and cash equivalents and restricted cash, end of period	$166,577	$173,620	$56,520	$109,366

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.
Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of WW International, Inc., all of its subsidiaries and the variable interest entities of which WW International, Inc. is the primary beneficiary (as discussed below). The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Behavioral” business refers to providing subscriptions to the Company’s digital product offerings with the option to add on unlimited access to the Company’s workshops. The Company’s “Clinical” business refers to providing subscriptions to the Company’s clinical product offerings provided by Weight Watchers Clinic combined with the Company’s digital subscription product offerings and unlimited access to the Company’s workshops.

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

Beginning in the Successor Period (as defined below), the Company began reporting product development expenses separately within the consolidated statements of operations. Product development expenses include personnel-related costs, such as salaries, benefits, and share-based compensation, as well as engineering, design, data, and other costs related to product development, such as software licenses. Product development expenses were also recast in the Predecessor Periods (as defined below). Prior period amounts have been reclassified to conform with the current period presentation.

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

Between the Petition Date and the Emergence Date, the Debtors entered into certain first day motions and received approval from the Court to take certain operating actions under the supervision of the Court. The effect of the Debtors’ emergence from bankruptcy has been applied to the financial statements as of the close of business on June 24, 2025. As used herein, the following terms refer to the Company and its operations:

“Predecessor”	The Company, prior to and including the Emergence Date
“Predecessor Period”	The Company’s operations, for the period from December 29, 2024 through June 24, 2025
“Successor”	The Company, after the Emergence Date
“Successor Period”	The Company’s operations, for the period from June 25, 2025 through December 31, 2025

In accordance with the application of fresh start accounting, the Company allocated its reorganization value to its individual assets and liabilities based on their estimated fair value. Accordingly, the Successor’s consolidated financial statements after June 24, 2025 are not comparable with the Predecessor’s consolidated financial statements as of or prior to that date. The fair value of the assets and liabilities following the reorganization may differ from their recorded values as reflected on the historical balance sheet of the Predecessor.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Debtors applied Accounting Standards Codification (“ASC”) 852, Reorganizations, during the period from the Petition Date to the Emergence Date. The prepetition liabilities that are unsecured, under-secured or where it could not be determined that the liabilities are fully secured, were classified to “Liabilities subject to compromise” through the Emergence Date (see Note 3 “Fresh Start Accounting”). For the period from the Petition Date to the Emergence Date, the Predecessor prepared the financial statements by distinguishing transactions associated with the reorganization as separate from activities related to the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including fresh start valuation adjustments and gains on liabilities subject to compromise, were recorded as reorganization items, net in the consolidated statements of operations in the Predecessor Period.

Due to the lack of comparability with historical financial statements, the Company’s financial statements and related footnotes are presented with a “black line” that separates the Predecessor and Successor Periods to emphasize the lack of comparability between amounts presented after the Emergence Date and amounts presented for all prior periods. The Successor’s financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material. Refer to Note 3 “Fresh Start Accounting” for additional information.

Fiscal Year Change

Following emergence from bankruptcy, the Company changed its fiscal year end from a 52-53 week year ending on the Saturday closest to December 31 and the respective quarterly periods to a calendar year ending on December 31 with quarterly periods ended March 31, June 30 and September 30. The Company made the fiscal year change on a prospective basis and prior periods were not adjusted.

Liquidity and Going Concern

As noted above, the Debtors voluntarily commenced and completed a prepackaged bankruptcy filing under Chapter 11 of the Bankruptcy Code to restructure the Company’s debt and allow increased operating cash flow for funding its operations and strategic initiatives. The Company has experienced and expects to continue to experience significant market disruption and competitive pressures, and shifts in consumer behavior in the weight loss category. This includes a rapid adoption of GLP-1 and other medications available as weight-loss options, an evolving regulatory landscape, and significantly increased competition from new entrants. These factors have negatively impacted the Company’s business.

The Successor has assessed the impact of the current market disruption and competitive pressures on its liquidity requirements over the next 12 months. To support this assessment, the Successor has analyzed the following factors: (1) its current financial condition, including available liquidity sources; (2) both conditional and unconditional obligations that are due or anticipated, including any required prepayments of excess cash under the senior secured credit agreement described in Note 9; (3) the funds necessary to sustain operations in light of its current financial condition, obligations, and expected cash flows; and (4) any other conditions or events that may adversely impact the Successor’s ability to meet its obligations for at least one year after the issuance date of the financial statements. Based on such evaluation, the Successor has concluded that it is probable the Successor will have sufficient liquidity to meet its future cash needs with cash and cash equivalents and cash flows from operations for at least one year after the issuance date of the financial statements as the restructuring of its debt significantly reduced the amount of outstanding debt and ongoing interest payments.

The Successor’s principal sources of liquidity are cash flows from operations and cash and cash equivalents. The Successor had unrestricted cash on hand of $160,279 as of December 31, 2025 (Successor). The Company also had a Senior Secured Credit Agreement (as defined below), which provided for a five-year term loan (the “New Term Loan Facility”) in an aggregate principal amount of $465,000 maturing on June 24, 2030, with required contractual repayments only expected to be annual prepayments to be made for excess cash above $100,000 applicable to the last 10 calendar days of the first quarter. Additionally, as of December 31, 2025 (Successor), the Company had $3,409 in issued but undrawn letters of credit outstanding with Bank of America, N.A., which are permitted under the Senior Secured Credit Agreement and issued pursuant to separate reimbursement and cash collateral agreements. Given the Company’s current and forecasted liquidity position, it does not foresee needing access to additional sources of liquidity in the next 12 months.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the impairment analyses for goodwill and other indefinite-lived intangible assets, revenue, share-based compensation, income taxes, tax contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While all available information has been considered, actual amounts could differ from these estimates. These estimates and assumptions may change as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company's results of operations, financial position and liquidity.

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

Through Weight Watchers Clinic, the Company operates certain clinical telehealth groups which are deemed to be Friendly-Physician Entities (“FPEs”) and due to legal requirements, the physician-owners must retain 100% of the equity interest. The Company’s agreements with FPEs generally consist of both an Administrative Services Agreement, which provides for various administrative and management services to be provided by the Company to the FPE, and a Share Transfer Agreement (“STA”) with the physician-owners of the FPEs, which provides for the transition of ownership interest of the FPEs under certain conditions. The Company has the right to receive income as an ongoing management fee, which effectively absorbs all of the residual interests, and can also provide financial support through loans to the FPEs. The Company has exclusive responsibility for the provision of all nonmedical services including technology and intellectual property required for the day-to-day operation and management of each of the FPEs. In addition, the STA provides that the Company has the right to designate a person(s) to purchase the equity interest of the FPE for a nominal amount in the event of a succession event at the Company’s discretion. Based on the provisions of these agreements, the Company determined that the FPEs are VIEs due to their equity holder having insufficient capital at risk, and the Company has a variable interest in the FPEs.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Foreign currency gains and losses arising from the translation of intercompany receivables and intercompany payables with the Company’s international subsidiaries are recorded as a component of other expense (income), net, unless the receivable or payable is considered long-term in nature, in which case the foreign currency gains and losses are recorded as a component of accumulated other comprehensive income (loss).

Cash and Cash Equivalents

Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less. Cash balances may, at times, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions. Cash includes balances due from third-party credit card companies.

Receivables

Receivables include amounts that are billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected, including balances from customers under recur-bill commitment plans. The assessment of the likelihood of customer defaults is based on various factors, including length of time the receivables are past due and historical experience, all of which are subject to change. The Company’s credit write offs were $4,966, $6,748 and $15,080 for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal year ended December 28, 2024 (Predecessor), respectively.

Property and Equipment

Property and equipment are recorded at cost. For financial reporting purposes, equipment is depreciated on the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are amortized on the straight-line method over the shorter of the remaining term of the lease or the useful life of the related assets. Expenditures for new facilities and improvements that substantially extend the useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts and any related gains or losses are included in income.

Leases

A lease is defined as an arrangement that contractually specifies the right to use and control an identified asset for a specific period of time in exchange for consideration. Operating leases are included in operating lease assets, portion of operating lease liabilities due within one year, and long-term operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other noncurrent liabilities in the Company’s consolidated balance sheets. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using the Company’s incremental borrowing rate commensurate with the lease term, since the Company’s lessors do not provide an implicit rate, nor is one readily available. The incremental borrowing rate is calculated based on the Company’s credit yield curve and adjusted for collateralization, credit quality and economic environment impact, all where applicable. The lease asset includes scheduled lease payments and excludes lease incentives, such as free rent periods and tenant improvement allowances. The Company has certain leases that may include an option to renew and when it is reasonably probable to exercise such option, the Company will include the renewal option terms in determining the lease asset and lease liability. The Company does not have any renewal options that would have a material impact on the terms of the leases and that are also reasonably expected to be exercised as of December 31, 2025. A lease may contain both fixed and variable payments. Variable lease payments that are linked to an index or rate are measured based on the current index or rate at the implementation of the lease accounting standard, or lease commencement date for new leases, with the impact of future changes in the index or rate being recorded as a period expense. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The Company recorded impairment charges of $0, $0, $142 and $900 related to internal-use computer software and website development costs that were not expected to provide substantive service potential for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor), respectively.

The Company recorded impairment charges of $37, $97, $339 and $212 related to property and equipment that were expected to be disposed of before the end of their estimated useful lives for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor), respectively.

Goodwill

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting units for purposes of assessing goodwill impairment to be the Behavioral and Clinical business lines. See Note 7 for further information on the Company’s change in goodwill reporting units. The net book values of goodwill for the Behavioral and Clinical reporting units as of the December 31, 2025 (Successor) balance sheet date were $161,925 and $38,210, respectively.

In performing the impairment analysis for goodwill, for all of the Company’s reporting units, the Company estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operations less capital expenditures) attributable to each of the Behavioral and Clinical reporting units and then applied expected future operating income growth rates for the respective reporting unit. The Company utilized adjusted EBITDA as the basis for measuring its potential growth because it believes it is the best indicator of the performance of its business. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the weighted average cost of capital, which included the cost of equity and the cost of debt.

Other Intangible Assets - Predecessor

Finite-lived franchise rights acquired were amortized over the remaining contractual period, which was generally less than one year. Indefinite-lived franchise rights acquired were tested for potential impairment on at least an annual basis or more often if events so required.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired was estimated using both a relief from royalty methodology and a discounted cash flow approach referred to as the hypothetical start-up approach. The aggregate estimated fair value for these franchise rights was then compared to the carrying value of the unit of account for these rights. The Company determined the appropriate unit of account for purposes of assessing impairment to be the rights in the Behavioral business in the country in which the applicable acquisition occurred.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other finite-lived intangible assets were amortized using the straight-line method over their estimated useful lives of 3 to 20 years. The Company expensed all software costs incurred during the preliminary project stage and capitalized all internal and external direct costs of materials and services consumed in developing software once the development reached the application development stage. Application development stage costs generally included software configuration, coding, installation to hardware and testing. These costs were amortized over their estimated useful lives of 3 to 5 years for software and website development costs. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, which did not result in additional functionality, were expensed as incurred.

Other Intangible Assets - Successor

Upon the adoption of fresh start accounting, the Company identified total other intangible assets of $529,000 that principally consisted of trade name, developed technology, database, customers/subscribers and customer relationships, which were estimated based on either the cost approach, direct cost approach, relief from royalty or multi-period excess earnings methods. Significant assumptions for identified intangibles included royalty rates, discount rates, margins, attrition rates, revenue growth rates, and economic lives. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy.

Trade name is an indefinite-lived intangible asset. The remaining other intangible assets are finite-lived intangible assets, which are amortized using the straight-line method over their estimated useful lives of 1 to 6 years. The Company also capitalizes internal and external direct costs of materials and services consumed in developing software once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful lives of 3 years for software and website development costs. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, which did not result in additional functionality, were expensed as incurred.

The Company reviews indefinite-lived intangible assets for potential impairment on at least an annual basis or more often if events so require. Impairment is assessed by examining underlying assumptions used to determine fair value including projections of future cash flows, revenue growth rates, operating income margins and discount rates. The Company also considers the trading value of both its equity and debt. If the Company determines that it is more likely than not that its indefinite-lived intangible assets may be impaired, it uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.

Goodwill and Other Intangible Assets Impairment Tests

The Company reviews goodwill for potential impairment on at least an annual basis or more often if events so require. The Company performed its annual fair value impairment testing for fiscal 2025, fiscal 2024 and fiscal 2023 as of May 4, 2025 (Predecessor), May 5, 2024 (Predecessor) and May 7, 2023 (Predecessor), respectively. In performing the annual impairment analyses as of May 4, 2025 (Predecessor), May 5, 2024 (Predecessor) and May 7, 2023 (Predecessor), the Company determined that the carrying values of its goodwill reporting units did not exceed their respective fair values and, therefore, no impairments existed.

The Company reviews other indefinite-lived intangible assets for potential impairment on at least an annual basis or more often if events so require. Impairment is assessed by examining underlying assumptions used to determine fair value including projections of future cash flows, revenue growth rates, operating income margins and discount rates. The Company also considers the trading value of both its equity and debt. If the Company determines that it is more likely than not that its intangible assets may be impaired, it uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any. In performing the annual impairment analyses as of May 4, 2025 (Predecessor), May 5, 2024 (Predecessor) and May 7, 2023 (Predecessor), the Company determined that the carrying values of its franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairments existed.

In addition, based on triggering events, the Company performed interim impairment tests as of March 29, 2025 (Predecessor), September 28, 2024 (Predecessor) and March 30, 2024 (Predecessor) on its goodwill and indefinite-lived franchise rights acquired in the first quarter of fiscal 2025 (Predecessor), the third quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2024 (Predecessor), respectively.

See Note 7 “Goodwill and Other Intangible Assets” for further information regarding the results of the goodwill and other intangible assets impairment tests.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenue Recognition

Revenue is recognized when control of the promised services or goods is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

The Company earns revenue from subscriptions for its Behavioral and Clinical products, predominantly through commitment plans and prepayment plans.

“Behavioral Subscription Revenue,” consisting of the fees associated with subscriptions for the Company’s Behavioral offerings, is recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. “Clinical Subscription Revenue,” consisting of the fees associated with subscriptions for the Company’s Clinical offerings, is recognized on a straight-line basis as control is transferred since these performance obligations are satisfied over time. Clinical Subscription Revenue excludes the cost of weight management medications. Discounts to customers are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

Advertising Costs

Advertising costs consist primarily of broadcast and digital media. Upon emergence, the Successor set new accounting policies independent of those of the Predecessor regarding its advertising costs. The Successor changed its accounting policy to expense advertising costs as they are incurred. This is a change from the Predecessor’s policy to record advertising expense as deferred costs until the first day of airing. Total advertising expenses for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor) were $108,398, $110,169, $234,316 and $235,227, respectively.

Share-based Payments

Upon emergence, the Successor set new accounting policies independent of those of the Predecessor regarding its share-based payments. The Successor made a policy decision to account for forfeitures as they occur pursuant to guidance in ASC 718-10-35-3. This is a change from the Predecessor’s policy election to estimate forfeitures.

Income Taxes

Deferred income tax assets and liabilities result primarily from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more-likely-than-not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company considers historical levels of income, estimates of future taxable income and feasible tax planning strategies in assessing the need for a tax valuation allowance.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Derivative Instruments and Hedging

The Company is exposed to certain risks related to its ongoing business operations, primarily interest rate risk and foreign currency risk. Interest rate swaps were historically entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. At December 31, 2025 (Successor) and December 28, 2024 (Predecessor), the Company did not have any interest rate swaps in effect. The Company does not use any derivative instruments for trading or speculative purposes.

The Company recognized the fair value of all derivative instruments as either assets or liabilities on the balance sheet. The Company designated and accounted for interest rate swaps as cash flow hedges of its variable-rate borrowings. For derivative instruments that were designated and qualified as cash flow hedges, the effective portion of the gain or loss on the derivative was reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged transactions affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings.

Deferred Financing Costs and Debt (Premium) Discount

Deferred financing costs and debt (premium) discount, as applicable, consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. Amortization of deferred financing costs and debt (premium) discount for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor) was $(52), $1,766, $5,018 and $5,018, respectively.

Accounting Standards Adopted in Current Year

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 also improves the effectiveness and comparability of income tax disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. In the fourth quarter of fiscal 2025 (Successor), the Company adopted ASU 2023-09 and applied the new guidance prospectively beginning with fiscal 2025. The additional disclosures are included in Note 13 “Taxes”.

2.
Emergence from Voluntary Reorganization under Chapter 11

On the Petition Date, the Debtors commenced the Chapter 11 Cases under the Bankruptcy Code in the Court. Subsequently, on May 30, 2025, the Debtors filed with the Court the Plan, and on June 17, 2025, the Court entered an order confirming the Plan. On the Emergence Date, the Debtors emerged from the Chapter 11 Cases in accordance with the Plan.

Plan of Reorganization

On the Emergence Date, all conditions precedent to the effectiveness of the Plan were either satisfied or waived, and the Debtors emerged from the Chapter 11 Cases. In accordance with the Plan and effective as of the Emergence Date:

•
First Lien Claims. The then-outstanding (i) $1,000,000 in aggregate principal amount of senior secured tranche B term loans maturing on April 13, 2028 (the “Prepetition Term Loan Facility”), (ii) $175,000 senior secured revolving credit facility (which included borrowing capacity available for letters of credit) maturing on April 23, 2026 (the “Prepetition Revolving Credit Facility”), and (iii) senior secured notes maturing on April 15, 2029 (the “Prepetition Senior Secured Notes”) (collectively, the “First Lien Claims”) were each discharged and terminated. Each holder of a First Lien Claim received a pro rata interest in a new senior secured credit agreement, which provides for a five-year term loan in an aggregate principal amount of $465,000 maturing on June 24, 2030 (the “New Term Loan Facility”) as well as a pro rata share of 91% of the equity of the Successor (the “Successor Common Stock”), subject to dilution by the Management Incentive Plan (defined below). Refer to Note 9 “Long-Term Debt” for additional information.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

•
Cancellation of Prior Equity Interests. The then-outstanding equity interests of the Predecessor as of the Emergence Date were canceled. Holders of these equity interests received 9% of the Successor Common Stock, subject to dilution by the Management Incentive Plan which was allocated, in accordance with the Plan, based on milestones set forth in the restructuring support agreement.
•
General Unsecured Claims. Holders of general unsecured claims received or will receive payment in full in cash, reimbursement, or such other treatment rendering such general unsecured claim unimpaired. The Company has materially completed its claims reconciliation process, and all unimpaired claims will be settled in the ordinary course.
•
Settlement of Claims and Fees. Administrative expense claims including professional fee claims, priority tax claims, restructuring expenses and fees payable to U.S. Trustee were paid in full.
•
Management Incentive Plan. The Plan contemplates that, on or after the Emergence Date, WW International, Inc.’s Board of Directors (the “Board”) shall be authorized to adopt and institute a management incentive plan (the “Management Incentive Plan”), providing for the issuance of equity or equity-based awards equal to up to 10% of the shares of Successor common stock. On June 24, 2025, in accordance with the Plan, the Board approved the WW International, Inc. 2025 Stock Incentive Plan (the “2025 Stock Incentive Plan”). The 2025 Stock Incentive Plan authorizes (i) 1,000 shares of Successor common stock for use with respect to awards under the 2025 Stock Incentive Plan, subject to adjustment as provided in the 2025 Stock Incentive Plan, and (ii) awards in the form of option, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash awards (including performance-based awards) to eligible participants, which include employees, directors and other services providers of the Company. The 2025 Stock Incentive Plan is administered by the Compensation and Benefits Committee of the Board (the “Compensation Committee”) and has a term of ten years from the date of approval by the Board.
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

Reorganization Items, net

Any expenses, losses and gains incurred or realized as of or subsequent to the Petition Date through the Emergence Date and as a direct result of the Chapter 11 Cases are recorded within reorganization items, net on the Company’s consolidated statements of operations. The Company recorded a reorganization gain of $1,143,918 which consisted of the following items:

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

With the application of fresh start accounting, the Company allocated its reorganization value to its individual assets and liabilities based on their estimated fair value. Accordingly, the consolidated financial statements after June 24, 2025 are not comparable with the consolidated financial statements as of or prior to that date. The fair value of the assets and liabilities following the reorganization may differ from their recorded values as reflected on the historical balance sheet of the Predecessor.

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

Selected Transaction Analysis. The selected transactions analysis is based on the implied enterprise values of companies and assets involved in publicly disclosed merger and acquisition transactions for which the targets had operating and financial characteristics comparable in certain respects to the Company. Under this methodology, the enterprise value of each such target is determined by an analysis of the consideration paid and the net debt assumed in the merger or acquisition transaction. The enterprise value is then compared to a selected financial metric, in this case EBITDA for the Company for fiscal years 2025 and 2026, to determine an enterprise value multiple. In this analysis, the EBITDA enterprise value multiples were utilized to determine a range of implied enterprise values for the Company.

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

Consolidated Balance Sheet as of the Emergence Date

The adjustments included in the following fresh start consolidated balance sheet as of June 24, 2025 reflect the effects of the transactions contemplated by the Plan and executed by the Predecessor on the Emergence Date (reflected in the column Reorganization Adjustments), and fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column Fresh Start Adjustments). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

Intangible Assets

In accordance with ASC 852, with the application of fresh start accounting, the Company allocated its reorganization value to its other individual assets and liabilities based on their estimated fair values, including those of intangible assets and liabilities.

Other intangible assets were measured based upon estimates of the future performance and cash flows from the Successor at the Emergence Date. Values and economic lives assigned to other intangible assets were based on estimated value and use of these assets by a market participant. Trade names and developed technology-based intangibles were valued under the relief from royalty income approach. The income approach determines fair value by estimating the after-tax cash flows attributable to an identified asset over its useful life (Level 3 inputs) and then discounting these after-tax cash flows back to a present value. Database intangibles were valued using the cost approach and direct cost approach. The cost approach determines fair value by estimating the cost to replace or reproduce an asset at current prices and is reduced for functional and economic obsolescence. Customer related intangible assets were valued using the multi-period excess earnings method. The multi-period excess earnings method is a valuation method that determines fair value by estimating the cash flows solely attributable to that specific asset, after deducting returns on all other assets that contribute to generating those cash flows, and then discounting those asset-specific cash flows to their present value.

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
(j)
Changes to Predecessor common stock and treasury stock were due to the cancellation of Predecessor common stock and treasury stock per the Plan.
(k)
Changes to retained earnings included the following:

Gain on settlement of liabilities subject to compromise	$812,511
Accrual of bankruptcy-related professional fees	(13,167)
Accrual of continuing Letter of Credit fees	(25)
Payment for bankruptcy-related professional fees	(3,374)
Total adjustments impacting reorganization items, net	$795,945
Cancellation of Predecessor common stock and treasury stock	(3,000,164)
Implied equity value issued to Predecessor equity holders (900 Successor common shares)	(34,069)
Changes in retained earnings	$(2,238,288)

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
(t)
The change in operating lease liabilities due within one year reflects the fair value adjustment to the Company’s operating lease liabilities, including the adjustments associated with the Corporate Headquarters Lease (see Note 4 “Leases” for further discussion). As part of adjusting the Corporate Headquarters Lease to the allowable claim, the operating lease liability due within one year increased by $3,749. Decreases in operating lease liabilities due within one year reflect the decrease in short term leases due to applying the short term lease exemption, and the impact of changes to the IBR.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(u)
The change in long-term debt, net reflects the fair value adjustment to the Company’s long-term debt due to the New Term Loan Facility (see Note 9 “Long-Term Debt”).
(v)
Changes to long-term operating lease liabilities included the following:

Adjustment to long-term operating lease liability associated with the Corporate Headquarters Lease (See Note 4)	$(38,545)
Other adjustment to record long-term operating lease liabilities at fair value	(185)
Changes in long-term operating lease liabilities	$(38,730)

(w)
Changes to retained earnings reflect the net cumulative impact of the fresh start adjustments on retained earnings as follows:

Other intangible assets	$446,855
Long-term operating lease liabilities	38,730
Goodwill	(43,369)
Accumulated other comprehensive loss	(17,206)
Property and equipment	6,176
Other current and noncurrent assets	(5,013)
Portion of operating lease liabilities within one year	(2,040)
Long-term debt	(1,816)
Operating lease assets	(1,626)
Total fresh start adjustments impacting reorganization items, net	$420,691
Income tax effects on deferred income taxes	(32,815)
Income tax effects on accumulated other comprehensive income	2,079
Income tax effects on prepaid income taxes	2,417
Changes in retained earnings	$392,372

(x)
Changes to accumulated other comprehensive income (loss) represent the reset of the Predecessor balance due to the adoption of fresh start accounting.
4.
Leases

The Company’s lease assets and lease liabilities for its studios and corporate offices were as follows:

	Successor	Predecessor
	December 31,	December 28,
	2025	2024
Assets:
Operating leases	$2,933	$42,047
Total lease assets	$2,933	$42,047

Liabilities:
Current
Operating leases	$1,260	$8,168
Noncurrent
Operating leases	1,893	44,322
Total lease liabilities	$3,153	$52,490

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The components of the Company’s lease expense were as follows:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Operating lease cost:
Fixed lease cost	$885	$6,574	$15,444	$21,259
Lease termination cost	—	740	34	12,718
Variable lease cost	—	4	23	62
Total operating lease cost	$885	$7,318	$15,501	$34,039
Finance lease cost:
Amortization of leased assets	—	—	4	48
Interest on lease liabilities	—	—	0	1
Total finance lease cost	$—	$—	$4	$49
Total lease cost	$885	$7,318	$15,505	$34,088

As previously disclosed, in conjunction with the continued rationalization of its real estate portfolio, the Company entered into subleases with commencement dates in the first quarter of fiscal 2023 (Predecessor). The Company recorded sublease income for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor) of $774, $2,205, $4,217 and $3,375, respectively, as an offset to selling, general and administrative expenses.

In connection with the Chapter 11 bankruptcy, on June 3, 2025 the Company filed a motion with the Court to reject the lease of its nonresidential real property located at its New York City, New York location (the “Corporate Headquarters Lease”). By order dated June 12, 2025 (Docket No. 161), the Court approved such rejection, effective June 30, 2025. The rejected lease was abandoned and the Company derecognized the operating lease right-of-use assets of $32,660 and the related leasehold improvements of $10,371, which are included in the caption “Reorganization items, net” in the Company’s consolidated statement of operations for the period from December 29, 2024 through June 24, 2025 (Predecessor). As part of the fresh start accounting adjustments, the Company adjusted the operating lease liabilities to the estimated allowable claim of $8,100, which resulted in a net reduction in the operating lease liabilities of $34,796, consisting of a decrease of $38,545 in long-term operating lease liabilities partially offset by an increase of $3,749 in portion of operating lease liabilities due within one year, as of June 24, 2025 (Predecessor).

The Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	Successor	Predecessor
	December 31,	December 28,
	2025	2024
Weighted Average Remaining Lease Term (years)
Operating leases	2.69	6.84

Weighted Average Discount Rate
Operating leases	9.42	7.68

The Company’s leases have remaining lease terms of 0 to 4 years with a weighted average lease term of 2.69 years at December 31, 2025 (Successor).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

At December 31, 2025 (Successor), the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter are as follows:

Operating Leases
Fiscal 2026	$1,505
Fiscal 2027	996
Fiscal 2028	682
Fiscal 2029	428
Fiscal 2030	—
Thereafter	—
Total lease payments	$3,611
Less imputed interest	458
Present value of lease liabilities	$3,153

Supplemental cash flow information related to leases were as follows:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$945	$7,160	$15,786	$22,013
Operating cash flows from finance leases	$—	$—	$0	$1
Financing cash flows from finance leases	$—	$—	$4	$48

Lease assets obtained (modified) in exchange for new (modified) operating lease liabilities	$128	$(34,172)	$968	$(7,086)
Lease assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$—

5.
Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Behavioral Subscription Revenue	$289,938	$302,636	$698,992	$792,213
Clinical Subscription Revenue	54,523	58,317	78,001	30,542
Subscription Revenue, net	$344,461	$360,953	$776,993	$822,755
Other Revenue, net	2,609	2,615	8,928	66,796
Revenue, net	$347,070	$363,568	$785,921	$889,551

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about Contract Balances

For Subscription Revenue, the Company can collect payment in advance of providing services. Any amounts collected in advance of services being provided are recorded in deferred revenue. In the case where amounts are not collected, but the service has been provided and the revenue has been recognized, the amounts are recorded in accounts receivable. The opening and ending balances of the Company’s deferred revenue were as follows:

	Deferred Revenue	Deferred Revenue
	Current	Long-Term
Balance at December 30, 2023 (Predecessor)	$33,966	$165
Net decrease during the period	(2,311)	(72)
Balance at December 28, 2024 (Predecessor)	$31,655	$93
Net decrease during the period	(1,873)	(8)
Balance at June 24, 2025 (Predecessor)	$29,782	$85

Balance at June 25, 2025 (Successor)	$29,782	$85
Net decrease during the period	(1,217)	(30)
Balance at December 31, 2025 (Successor)	$28,565	$55

Revenue recognized from amounts included in current deferred revenue at December 30, 2023 (Predecessor) was $33,753 for the fiscal year ended December 28, 2024 (Predecessor). Revenue recognized from amounts included in current deferred revenue at December 28, 2024 (Predecessor) was $26,934 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $4,721 for the period from June 25, 2025 through December 31, 2025 (Successor). The Company’s long-term deferred revenue, which is included in other noncurrent liabilities on its consolidated balance sheets, represents revenue that will not be recognized during the next 12 months and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third-party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

6.
Acquisitions

Acquisition of Sequence

On April 10, 2023 (the “Closing Date”), the Company completed its acquisition of Weekend Health, Inc., doing business as Sequence, a Delaware corporation (“Sequence”), subject to the terms and conditions set forth in the Agreement and Plan of Merger, dated as of March 4, 2023, by and among the Company, Well Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, Sequence, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the Equityholders’ Representative (as defined therein) for Sequence (the “Merger Agreement”), pursuant to which Sequence continued as a wholly-owned subsidiary of the Company (the “Acquisition”). Sequence provided a technology powered care platform and mobile web application through its subscription based service, which included a comprehensive weight management program, pharmacotherapy treatment, nutrition plans, health insurance coordination services, and access to clinicians, dietitians, fitness coaches and care coordinators.

As consideration for the Acquisition, the Company agreed to pay an aggregate amount equal to $132,000, subject to the adjustments set forth in the Merger Agreement (the “Merger Consideration”). Subject to the terms and conditions of the Merger Agreement, the Merger Consideration has been paid as follows: (i) approximately $64,217 in cash (inclusive of approximately $25,800 of cash on the balance sheet of Sequence) and approximately $34,702 in the form of approximately 7,996 newly issued shares of Company common stock (valued at $4.34 per share), in each case, paid on or promptly following the Closing Date, (ii) $16,000 in cash paid on April 10, 2024, and (iii) $16,000 in cash paid on April 10, 2025, in each case, subject to the adjustments and deductions set forth in the Merger Agreement.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table shows the purchase price allocation for Sequence to the acquired identifiable assets, liabilities assumed and goodwill:

Total consideration:
Cash paid at closing	$64,217
Cash paid on April 10, 2024	16,000
Cash paid on April 10, 2025 (1)	12,420
Total cash payments		$92,637
Less share-based compensation expense attributable to post combination vesting		(3,882)

Common shares issued	7,996
Stock price as of April 10, 2023 (2)	$4.12
Total stock issuance purchase price (2)		32,943
Aggregated merger consideration		$121,698

Assets acquired:
Cash	$25,776
Prepaid expenses and other current assets	2,220
Property, plant and equipment	34
Intangible assets	7,222
Total assets acquired		35,252

Liabilities assumed:
Accounts payable	$70
Accrued liabilities	14
Deferred revenue	1,300
Deferred tax liability	1,912
Total liabilities assumed		3,296

Net assets acquired		31,956

Total goodwill		$89,742

(1)
Reflects $16,000 of cash paid on April 10, 2025 as Merger Consideration discounted using the Company's weighted average cost of debt.
(2)
Represents the fair value of the shares transferred to the sellers as Merger Consideration, based on the number of shares to be issued, 7,996, multiplied by the closing price of the Company's shares on April 10, 2023 of $4.12 per share.

The Acquisition was accounted for under the purchase method of accounting. The Acquisition resulted in goodwill related to, among other things, expected synergies in operations. The goodwill was not deductible for tax purposes. The results of operations of Sequence (now operating as Weight Watchers Clinic) have been included in the consolidated operating results of the Company from the Closing Date.

The Company incurred transaction-related costs of $8,605 for the fiscal year ended December 30, 2023 (Predecessor). These costs were associated with legal and professional services and were recognized as operating expenses on the consolidated statements of operations.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.
Goodwill and Other Intangible Assets

Goodwill

In the Predecessor Period, goodwill primarily related to the acquisition of the Company by The Kraft Heinz Company (successor to H.J. Heinz Company) in 1978, and the Company’s acquisitions of WW.com, LLC (formerly known as WW.com, Inc. and WeightWatchers.com, Inc.) in 2005, Sequence in 2023, and the Company’s franchised territories. See Note 6 “Acquisitions” for additional information on the Company’s acquisitions. In the Successor Period, goodwill primarily relates to the application of fresh start accounting. The change in the carrying value of goodwill was as follows:

Balance at December 30, 2023 (Predecessor)	$243,441
Effect of exchange rate changes	(3,858)
Balance at December 28, 2024 (Predecessor)	$239,583
Effect of exchange rate changes	2,839
Balance at June 24, 2025 (Predecessor) - Prior to fresh start accounting	$242,422
Fresh start accounting adjustments (Note 3)	(43,369)
Balance at June 24, 2025 (Predecessor)	$199,053

Balance at June 25, 2025 (Successor)	$199,053
Goodwill acquired during the period (Note 21)	1,020
Effect of exchange rate changes	62
Balance at December 31, 2025 (Successor)	$200,135

Accumulated goodwill impairment loss was $0 at December 31, 2025 (Successor) and $25,111 at December 28, 2024 (Predecessor).

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

Goodwill Impairment

The Company reviews goodwill for potential impairment on at least an annual basis or more often if events so require. The Company performed its annual fair value impairment testing for fiscal 2025, fiscal 2024 and fiscal 2023 on May 4, 2025 (Predecessor), May 5, 2024 (Predecessor) and May 7, 2023 (Predecessor), respectively. In performing the annual impairment analyses as of May 4, 2025 (Predecessor), May 5, 2024 (Predecessor) and May 7, 2023 (Predecessor), the Company determined that the carrying values of its goodwill reporting units did not exceed their respective fair values and, therefore, no impairments existed.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

During the quarters ended March 29, 2025 (Predecessor), September 28, 2024 (Predecessor) and March 30, 2024 (Predecessor), the Company identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred. These factors included the continued decline in the Company’s stock price and market capitalization, and actual business performance. As a result of these triggering events, the Company performed an interim impairment test for all of its goodwill reporting units in the first quarter of fiscal 2025 (Predecessor), the third quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2024 (Predecessor).

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

During the fourth quarter of fiscal 2023 (Predecessor), the Company had a shift in future strategic priorities and as a result, a triggering event occurred which required the Company to impair the remaining goodwill balances for the Republic of Ireland and Northern Ireland reporting units, resulting in goodwill impairment charges of $2,383 and $1,203, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other Intangible Assets

The components of other intangible assets, net as of December 28, 2024 (Predecessor) and December 31, 2025 (Successor) were as follows:

	Predecessor
	December 28,
	2024
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Franchise rights acquired	Indefinite	$68,627	$—	$68,627
Finite-lived intangible assets:
Capitalized software and website development costs	3 years	255,822	218,103	37,719
Trademarks	5 years	12,192	12,103	89
Other	20 years	13,537	6,714	6,823
Franchise rights acquired	1-17 years	7,820	5,316	2,504
Total other intangible assets		$357,998	$242,236	$115,762

	Successor
	December 31,
	2025
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Trade name	Indefinite	$320,000	$—	$320,000
Finite-lived intangible assets:
Database	3 years	46,000	7,982	38,018
Developed technology	3-6 years	70,000	10,151	59,849
Customers/subscribers	1 year	58,000	30,192	27,808
Customer relationships	6 years	35,000	3,036	31,964
Capitalized software and website development costs	3 years	13,552	527	13,025
Total other intangible assets		$542,552	$51,888	$490,664

Upon the adoption of fresh start accounting, the Company identified total other intangible assets of $529,000 that principally consisted of trade name, developed technology, database, customers/subscribers and customer relationships, which were estimated based on either the cost approach, direct cost approach, relief from royalty or multi-period excess earnings methods. Significant assumptions for identified intangibles included royalty rates, discount rates, margins, attrition rates, revenue growth rates, and economic lives. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy.

For trade names valued under the relief from royalty income approach, the royalty rate was estimated to be 6.0%. For the developed technology-based intangibles that were valued using the relief from royalty income approach, the royalty rate was estimated to be 4.0% for Behavioral developed technology and 5.0% for Clinical developed technology. For the database intangibles that were valued using the cost approach and direct cost approach, the margin was estimated to be 19.0%. For customer related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 25.0% for Behavioral customers/subscribers and 40.0% for Clinical customers/subscribers. For business-to-business (B2B) customer-related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 10.0%. The discount rate applied to all the above models was 17.0%.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $51,888, $12,405, $33,596 and $42,449 for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor), respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal 2026	$72,992
Fiscal 2027	$45,184
Fiscal 2028	$28,519
Fiscal 2029	$9,667
Fiscal 2030	$9,667
Thereafter	$4,635

The Company reviews other indefinite-lived intangible assets for potential impairment on at least an annual basis or more often if events so require. Impairment is assessed by examining underlying assumptions used to determine fair value including projections of future cash flows, revenue growth rates, operating income margins and discount rates. The Company also considers the trading value of both its equity and debt. If the Company determines that it is more likely than not that its indefinite-lived intangible assets may be impaired, it uses a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.

In performing the annual impairment analyses as of May 4, 2025 (Predecessor), May 5, 2024 (Predecessor) and May 7, 2023 (Predecessor), the Company determined that the carrying values of its franchise rights acquired with indefinite-lived units of account did not exceed their respective fair values and, therefore, no impairments existed.

As discussed above, based on the triggering events indicated during the quarters ended March 29, 2025 (Predecessor), September 28, 2024 (Predecessor) and March 30, 2024 (Predecessor), the Company performed an interim impairment test for all of its franchise rights acquired with indefinite-lived units of account in the first quarter of fiscal 2025 (Predecessor), the third quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2024 (Predecessor).

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

The impairment charges recorded in the first quarter of fiscal 2025 (Predecessor), the third quarter of fiscal 2024 (Predecessor) and the first quarter of fiscal 2024 (Predecessor) were driven primarily by the weighted average cost of capital used in the interim impairment tests, reflecting market factors, including higher interest rates and the trading values of the Company’s equity and debt, and, to a lesser extent, business performance.

During the fourth quarter of fiscal 2023 (Predecessor), the Company had a shift in future strategic priorities and as a result, a triggering event occurred which required the Company to impair the remaining franchise rights acquired balance for the Northern Ireland unit of account, resulting in a franchise rights acquired impairment charge of $47.

8.
Property and Equipment

The carrying values of property and equipment were as follows:

	Successor	Predecessor
	December 31,	December 28,
	2025	2024
Equipment	$15,148	$24,561
Leasehold improvements	7,741	40,802
	$22,889	$65,363
Less: Accumulated depreciation and amortization	(14,774)	(49,565)
	$8,115	$15,798

Depreciation and amortization expense of property and equipment was $1,594, $1,796, $4,188 and $10,022 for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor), respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	Predecessor
	December 28,
	2024
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
Revolving Credit Facility due April 13, 2026	$—	$—	$—	0.00%
Term Loan Facility due April 13, 2028	945,000	3,604	7,468	9.37%
Senior Secured Notes due April 15, 2029	500,000	3,285	—	4.69%
Total	$1,445,000	$6,889	$7,468	7.74%
Less: Current portion	—
Less: Unamortized deferred financing costs	(6,889)
Less: Unamortized debt discount	(7,468)
Total long-term debt	$1,430,643

(1)
Includes amortization of deferred financing costs and debt discount.

	Successor
	December 31,
	2025
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Premium	Effective Rate (1)
New Term Loan Facility due June 24, 2030	$465,000	$1,168	$(1,634)	10.91%
Total	$465,000	$1,168	$(1,634)
Less: Current portion	—
Less: Unamortized deferred financing costs	(1,168)
Plus: Unamortized debt premium	1,634
Total long-term debt	$465,466

(1)
Includes amortization of deferred financing costs and debt premium.

Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt premium, amounted to $26,946 for the period from June 25, 2025 through December 31, 2025 (Successor). Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $34,307, $110,626 and $108,802 for the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor), respectively.

As of December 31, 2025 (Successor), the Company’s debt consisted of variable-rate instruments and as of December 28, 2024 (Predecessor), the Company’s debt consisted of both fixed and variable-rate instruments. The Company has historically entered into interest rate swaps to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. As of December 31, 2025 (Successor), the Company did not have any interest rate swaps in effect. The weighted average interest rate (which includes amortization of deferred financing costs and debt premium or discount, as applicable) on the Company’s outstanding debt, exclusive of the impact of any applicable interest rate swaps, was approximately 10.91% and 7.75% per annum at December 31, 2025 (Successor) and December 28, 2024 (Predecessor), respectively, or 7.47% per annum at December 28, 2024 (Predecessor) including the impact of any applicable interest rate swaps, based on interest rates on these dates.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Senior Secured Credit Agreement

In connection with the Company’s emergence from bankruptcy, on June 24, 2025 the Company, as borrower, the lenders party thereto, and Wilmington Savings Fund Society, FSB (“WSFS”), as administrative agent, entered into a senior secured credit agreement (the “Senior Secured Credit Agreement”) which provides for the New Term Loan Facility. As of December 31, 2025 (Successor), the Company had $465,000 in an aggregate principal amount of loans outstanding under the New Term Loan Facility. Additionally, the Company has $3,409 in issued but undrawn letters of credit outstanding with Bank of America, N.A., which are permitted under the Senior Secured Credit Agreement and issued pursuant to separate reimbursement and cash collateral agreements.

The New Term Loan Facility bears a variable interest rate based on either (1) the sum of (x) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate (as defined in the Senior Secured Credit Agreement), (b) the prime rate announced by WSFS and (c) one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00%; provided that such rate is not lower than a floor of 1.50%, plus (y) 5.80% per annum, or (2) the sum of (x) Term SOFR plus (y) 6.80% per annum, provided that Term SOFR is not lower than a floor of 0.50%. The interest rate in effect for the New Term Loan Facility as of December 31, 2025 was 10.49%.

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

Prepetition Liabilities

On April 13, 2021, the Company, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and an issuing bank, entered into a credit agreement (the “Prepetition Credit Agreement”). The Prepetition Credit Agreement provided for senior secured financing of $1,175,000 in the aggregate, consisting of (1) the Prepetition Term Loan Facility and (2) the Prepetition Revolving Credit Facility (the Prepetition Revolving Credit Facility together with the Prepetition Term Loan Facility, the “Prepetition Credit Facilities”). On January 2, 2025 and January 31, 2025, the Company borrowed $50,000 and $121,341, respectively, under the Prepetition Revolving Credit Facility. Upon emergence from bankruptcy, all outstanding liabilities of approximately $1,116,000 under the Prepetition Credit Facilities and the Prepetition Credit Agreement were discharged and the liens and mortgages related thereto were released (see Note 2 “Emergence from Voluntary Reorganization under Chapter 11”). Between the Petition Date and the Emergence Date, the Company’s obligations were automatically stayed and the Company entered into certain first day motions to take certain operating actions under the supervision of the Court. Contractual interest on the Company’s obligations amounted to $15,412, which is $4,351 in excess of reported interest expense during the Predecessor Period.

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

Maturities

The aggregate amounts of the Company’s existing long-term debt maturing in each of the next five fiscal years and thereafter are as follows:

Fiscal 2026	$—
Fiscal 2027	—
Fiscal 2028	—
Fiscal 2029	—
Fiscal 2030	465,000
Thereafter	—
$465,000

10.
Treasury Stock

On October 9, 2003, the Board authorized, and the Company announced, a program to repurchase up to $250,000 of the Company’s outstanding common stock, which allows for shares to be purchased from time to time in the open market or through privately negotiated transactions and has no expiration date. On each of June 13, 2005, May 25, 2006 and October 21, 2010, the Board authorized, and the Company announced, the addition of $250,000 to the program, of which $208,933 remained unutilized as of December 31, 2025 (Successor). During the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor), the Company repurchased no shares of its common stock under the program. Notwithstanding the foregoing terms, the Company does not expect to conduct any repurchases of its common stock under this pre-bankruptcy authorized share repurchase program. The Company expects future share repurchases, if any, to be made under a new or modified share repurchase program authorized by the Board. Any future determination to enact a share repurchase program will be made at the sole discretion of the Board, after taking into account the Company’s financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the applicable provisions of Virginia law and such other factors the Board may deem relevant. In addition, the Company’s ability to repurchase shares of its common stock may be limited by covenants in its existing indebtedness agreements and may be limited by the agreements governing other indebtedness the Company or its subsidiaries incur in the future.

11.
Per Share Data

Basic (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted (net loss) earnings per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted (net loss) earnings per share:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Numerator:
Net (loss) income	$(62,095)	$1,118,103	$(345,701)	$(112,255)
Denominator:
Weighted average shares of common stock outstanding	9,987	80,271	79,578	76,677
Effect of dilutive common stock equivalents	—	727	—	—
Weighted average diluted common shares outstanding	9,987	80,998	79,578	76,677
(Net loss) earnings per share
Basic	$(6.22)	$13.93	$(4.34)	$(1.46)
Diluted	$(6.22)	$13.80	$(4.34)	$(1.46)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted (net loss) earnings per share was 26, 7,003, 9,572 and 9,113 for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor), respectively.

12.
Stock Plans

Incentive Compensation Plans - Predecessor

On May 6, 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan (as amended and restated, the “2014 Plan”). The Company’s long-term equity incentive compensation program has historically included awards of time-vesting non-qualified stock options and/or restricted stock units (“RSUs”) (including performance-based stock units (“PSUs”) with both time- and performance-vesting criteria. From time to time, the Company has granted fully-vested shares of its common stock to individuals in connection with special circumstances.

Under the 2014 Plan, grants could take the following forms at the Compensation Committee’s discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock and other stock-based awards. As of June 24, 2025 (Predecessor), the maximum number of shares of common stock available for grant under the 2014 Plan was 12,500, subject to increase and adjustment as set forth in the 2014 Plan.

The Company issued common stock for share-based compensation awards from treasury stock. The total compensation cost that was charged against income for share-based compensation awards was $4,018, $7,583 and $10,715 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor), respectively. The total income tax benefit recognized in the Company’s consolidated statements of operations for all share-based compensation awards was $0, $1,197 and $1,850 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor), respectively. The tax benefits realized from options exercised and RSUs and PSUs vested totaled $0, $658 and $1,287 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor), respectively. No compensation costs were capitalized. As of June 24, 2025 (Predecessor), there was no total unrecognized compensation cost related to stock options and RSUs granted under the 2014 Plan. Additionally, during the fiscal year ended December 30, 2023 (Predecessor), the Company charged $3,882 of compensation costs against income for share-based compensation expense attributable to post combination vesting in relation to the Sequence acquisition. See Note 6 for additional information on the Company’s acquisitions. Such amounts were included as a component of selling, general and administrative expenses.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Option Activity

A summary of all option activity for the period from December 29, 2024 through June 24, 2025 (Predecessor) is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding at December 28, 2024 (Predecessor)	5,032	$33.12
Granted	—	$—
Exercised	—	$—
Cancelled	(5,032)	$33.12
Outstanding at June 24, 2025 (Predecessor)	—	$—	—	$—
Exercisable at June 24, 2025 (Predecessor)	—	$—	—	$—

The total intrinsic value of all options exercised was $0, $0 and $248 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor), respectively.

Cash received from stock options exercised during the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor) was $0, $0 and $718, respectively.

Restricted Stock Unit Awards with Time-Vesting Criteria

RSUs were exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vested over a period of one to three years. The fair value of RSUs was determined using the closing market price of the Company’s common stock on the date of grant.

A summary of RSU activity under the 2014 Plan for the period from December 29, 2024 through June 24, 2025 (Predecessor) is presented below.

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at December 28, 2024 (Predecessor)	4,088	$2.06
Granted	752	$0.17
Vested	(3,843)	$1.58
Forfeited	(997)	$2.51
Outstanding at June 24, 2025 (Predecessor)	—	$—

The weighted average grant date fair value of RSUs granted was $0.17, $1.32 and $7.43 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor), respectively. The total fair value of RSUs vested during the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor) was $6,063, $8,692 and $7,943, respectively.

Performance-Based Stock Unit Awards with Time- and Performance-Vesting Criteria

In the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor), the Company granted 598 and 239 PSUs, respectively, having both time- and performance-vesting criteria. There were no grants under the 2014 Plan in the period from December 29, 2024 through June 24, 2025 (Predecessor).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A summary of PSU activity for the period from December 29, 2024 through June 24, 2025 (Predecessor) is presented below.

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at December 28, 2024 (Predecessor)	158	$1.86
Granted	—	$—
Vested	—	$—
Forfeited	(158)	$1.86
Outstanding at June 24, 2025 (Predecessor)	—	$—

The weighted average grant date fair value of PSUs granted was $0.00, $1.86 and $13.80 during the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor), respectively. There were no PSUs vested during the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor).

Incentive Compensation Plans – Successor

On June 24, 2025, the Company’s Board approved the 2025 Stock Incentive Plan pursuant to the Plan approved by the Court. All awards granted by the Successor were made under the 2025 Stock Incentive Plan.

Under the 2025 Stock Incentive Plan, grants may take the following forms at the discretion of the Board’s Compensation Committee: option, stock appreciation rights, restricted stock, RSUs and other stock-based and cash awards (including performance-based awards) subject to the terms, conditions, and restrictions set forth in the 2025 Stock Incentive Plan and the respective award agreements issued to eligible participants. As of December 31, 2025, the maximum number of shares of common stock available for grant under the 2025 Stock Incentive Plan was 1,000, subject to increase and adjustment as set forth in the 2025 Stock Incentive Plan.

The RSUs and PSUs may provide participants with a right to receive dividend equivalent rights with respect to their restricted stock units. Such dividend equivalent rights may be paid in cash or in shares of our common stock and may be subject to the same vesting conditions applicable to the applicable award as described below.

The total compensation cost that has been charged against income for share-based compensation awards was $185 for the period from June 25, 2025 through December 31, 2025 (Successor). The total income tax benefit recognized in the Company’s consolidated statements of operations for all share-based compensation awards was $0 for the period from June 25, 2025 through December 31, 2025 (Successor). No compensation costs were capitalized. As of December 31, 2025 (Successor), there was $15,430 of total unrecognized compensation cost related to RSUs, PSUs and performance cash awards (“Performance Cash”) granted under the 2025 Stock Incentive Plan. That cost is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Unit Awards with Time-Vesting Criteria

The RSUs will be vested upon the satisfaction of continuous service to the Company based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of three years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. The Company will recognize the compensation cost over the requisite service period on a straight-line basis.

A summary of RSU activity for the period from June 25, 2025 through December 31, 2025 (Successor) is presented below.

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at June 25, 2025 (Successor)	—	$—
Granted	293	$26.24
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2025 (Successor)	293	$26.24

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The weighted average grant date fair value of RSUs granted was $26.24 for the period from June 25, 2025 through December 31, 2025 (Successor). There were no RSUs vested during the period from June 25, 2025 through December 31, 2025 (Successor).

Performance-Based Stock Unit Awards with Time- and Performance-Vesting Criteria

During the period from June 25, 2025 through December 31, 2025 (Successor), the Company granted PSUs and Performance Cash, where the specific vesting terms and conditions are outlined in the applicable award agreement.

The PSUs and Performance Cash will be vested upon both the satisfaction of the time-based performance period and performance-based vested terms and conditions. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the last day of the performance period. The performance-vesting criteria will be based on the achievement of share price goals based on the Volume Weighted Average Price of the Company during the performance period and on the final day of the performance period. The Company recognizes the compensation cost for the PSUs and Performance Cash ratably, such that each tranche of the award is attributed separately. Additionally, since the Performance Cash will be cash-settled only and are liability-classified, the Company will remeasure the fair value at each reporting period until the award is settled.

PSUs

The Company estimated the weighted average grant date fair value of the PSUs granted during the period from June 25, 2025 through December 31, 2025 (Successor) to be $13.98. The Company estimated this fair value using a Monte Carlo simulation that used various assumptions that included expected volatility of 62.6%, a risk-free rate of 3.50%, an expected term of 3.0 years and a dividend yield of 0.00%. Expected volatility was based on the historical volatility of the Company’s peer group with a similar financial leverage. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the performance measurement period. The expected term represents the performance measurement period.

A summary of PSU activity for the period from June 25, 2025 through December 31, 2025 (Successor) is presented below.

		Weighted Average
		Grant Date Fair
	Shares	Value
Outstanding at June 25, 2025 (Successor)	—	$—
Granted	112	$13.98
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2025 (Successor)	112	$13.98

There were no PSUs vested during the period from June 25, 2025 through December 31, 2025 (Successor).

Performance Cash

The Company estimated the fair value of the Performance Cash granted during the period from June 25, 2025 through December 31, 2025 (Successor) to be $6,349. The Company estimated this fair value using a Monte Carlo simulation that used various assumptions that included expected volatility of 62.5%, a risk-free rate of 3.55%, an expected term of 3.0 years and a dividend yield of 0.00%. Expected volatility was based on the historical volatility of the Company’s peer group with a similar financial leverage. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the performance measurement period. The expected term represents the performance measurement period. The Company recorded total liabilities for cash-settled share-based compensation awards of $75 as of December 31, 2025 (Successor), of which the entire amount was classified as long-term.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.
Taxes

Income Taxes

The components of the Company’s consolidated (loss) income before income taxes consist of the following:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Domestic	$(23,816)	$1,097,178	$(358,108)	$(222,260)
Foreign	(4,501)	22,594	12,933	148,628
	$(28,317)	$1,119,772	$(345,175)	$(73,632)

The following table summarizes the Company’s consolidated provision for U.S. federal, state and foreign income taxes:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Current:
U.S. federal	$33,000	$(32,521)	$6,369	$1,330
State	1,079	(1)	1,519	1,947
Foreign	8,980	7,959	19,216	15,525
	$43,059	$(24,563)	$27,104	$18,802
Deferred:
U.S. federal	$(6,772)	$23,119	$(6,856)	$(12,419)
State	7,817	3,627	(8,420)	4,263
Foreign	(10,326)	(514)	(11,302)	27,977
	$(9,281)	$26,232	$(26,578)	$19,821
Total provision for income taxes	$33,778	$1,669	$526	$38,623

The effective tax rates for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor) and the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor) were (119.3%), 0.1%, (0.2%) and (52.5%), respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Upon adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, as described in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies”, the reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the period from June 25, 2025 through December 31, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor) was as follows:

	Successor		Predecessor
	Period from		Period from
	June 25, 2025		December 29, 2024
	through December 31, 2025		through June 24, 2025
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	(5,947)	21.0%	235,152	21.0%
Tax credit	—	0.0%	—	0.0%
Nontaxable or nondeductible items
Reorganization gain	—	0.0%	(158,827)	(14.2%)
Executive compensation limitation	1,733	(6.1%)	—	0.0%
Effect of interim reporting (1)	25,205	(89.3%)	(25,205)	(2.2%)
Attribute reduction	1,090	(3.8%)	193	0.0%
Other	(1,107)	3.7%	13,470	1.2%
Change in valuation allowance	5,396	(18.9%)	(66,124)	(5.9%)
Cross border tax law	(1,246)	4.4%	1,246	0.1%
Domestic state and local income taxes, net of federal effect (1)(2)	9,185	(32.2%)	(936)	(0.1%)
Foreign tax effects
France
Adjustment to termination fee	(2,247)	7.9%	*	0.0%
Other	67	(0.2%)	*	0.0%
Canada
Withholding tax	1,372	(4.8%)	*	0.0%
Other	127	(0.4%)	*	0.0%
United Kingdom
Rate differential	336	(1.2%)	*	0.0%
Permanent differences	(1,755)	6.2%	*	0.0%
Other	(91)	0.3%	*	0.0%
Germany
Legal entity rationalization	(538)	1.9%	*	0.0%
Rate differential	301	(1.1%)	*	0.0%
Other	(801)	2.8%	*	0.0%
Netherlands
Permanent differences	2,241	(7.9%)	*	0.0%
Other	431	(1.5%)	*	0.0%
Other foreign jurisdictions	304	(1.1%)	2,700	0.2%
Changes in unrecognized tax benefits	(278)	1.0%	—	0.0%
Total effective tax rate	33,778	(119.3%)	1,669	0.1%

* Amounts did not meet the disaggregation threshold and, therefore, were included in other foreign jurisdictions instead of being broken out separately.

(1)
The effective tax rate for Predecessor Period was determined using an annualized effective tax rate (“AETR”), adjusted for discrete items. As such, a reconciling item is required in each period with no overall impact in aggregate.
(2)
Majority of state taxes related to California, Florida, Illinois, Massachusetts, New Jersey, New York and Pennsylvania.

The Company’s effective tax rate for the period from June 25, 2025 through December 31, 2025 (Successor) was impacted by the following items: (i) a $2,406 tax expense due to a valuation allowance and (ii) a $35,881 tax expense related to the application of the Company’s AETR to the Predecessor period (an offset of the Predecessor Period adjustment is reflected in the Successor Period).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s effective tax rate for the period from December 29, 2024 through June 24, 2025 (Predecessor) was impacted by the income tax impacts from reorganization and fresh start adjustments, including adjustments to its valuation allowance. The Company recorded income tax benefits of $189,424 for reorganization adjustments in the Predecessor Period, primarily consisting of: (i) a tax benefit related to non-taxable cancellation of debt income (“CODI”) realized upon emergence and (ii) a tax expense for the reduction in federal and state deferred tax assets related to cancelled share-based compensation awards. The Company recorded income tax expense of $11,584 for fresh start adjustments in the Predecessor Period, consisting of a $119,190 tax expense for the increase in deferred tax liabilities resulting from fresh start accounting adjustments, which was offset by a $107,606 tax benefit related to the non-taxable fresh start accounting gain. The Company also recorded a tax benefit related to a decrease in the valuation allowance of $72,080 in the Predecessor Period. In addition, the application of the AETR resulted in a tax benefit of $35,881 to the Predecessor Period (offset in Successor Period).

The reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor) in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Predecessor
	Fiscal Year Ended	Fiscal Year Ended
	December 28, 2024	December 30, 2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes (net of federal benefit)	4.6%	12.8%
Research and development credit	0.4%	3.0%
Tax windfall on share-based awards	(1.5%)	(0.9%)
Tax rate changes	0.0%	(0.1%)
Executive compensation limitation	(0.4%)	(1.4%)
FDII	1.2%	3.6%
Change in valuation allowance	(25.4%)	(72.8%)
Impact of foreign operations	(0.3%)	(16.5%)
Nondeductible costs	0.0%	(1.3%)
Other	0.2%	0.1%
Total effective tax rate	(0.2%)	(52.5%)

The Company’s effective tax rate for the fiscal year ended December 28, 2024 (Predecessor) was impacted by the following items: (i) an $87,624 tax expense due to a valuation allowance and (ii) a $5,342 tax expense related to share-based awards. These expenses were partially offset by (i) a $15,689 tax benefit related to state tax and (ii) a $3,976 tax benefit related to foreign-derived intangible income (“FDII”).

The Company’s effective tax rate for the fiscal year ended December 30, 2023 (Predecessor) was impacted by the following items: (i) a $53,626 tax expense due to a valuation allowance and (ii) a $12,172 tax expense related to income earned in foreign jurisdictions at rates higher than the U.S. These expenses were partially offset by (i) a $9,441 tax benefit related to state tax and (ii) a $2,637 tax benefit related to FDII.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA had an immaterial impact on the annual effective tax rate for fiscal year 2025. We will continue to assess the impact on our consolidated financial statements with respect to fiscal year 2026 and future years.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	Successor	Predecessor
	December 31,	December 28,
	2025	2024
Interest expense disallowance	$112,732	$101,563
Operating lease liabilities	1,225	13,672
Operating loss carryforwards	11,690	11,703
Provision for estimated expenses	2,027	2,916
Salaries and wages	5,363	8,904
Share-based compensation	46	9,553
Other comprehensive income	282	6,995
Capitalized research and development expenses	32,670	34,767
Exit tax	16,283	7,517
Other	4,126	4,528
Less: valuation allowance	(106,816)	(178,451)
Total deferred tax assets	$79,628	$23,667
Goodwill and intangible assets	$(92,568)	$(663)
Operating lease assets	(1,076)	(10,941)
Depreciation	(1,714)	(9,000)
Prepaid expenses	(1,824)	(1,289)
Total deferred tax liabilities	$(97,182)	$(21,893)
Net deferred tax (liabilities) assets	$(17,554)	$1,774

As of December 31, 2025 (Successor), the Company had no federal net operating loss carryforwards (“NOLs”) or tax credits, as the Company’s federal tax attributes were fully reduced in accordance with the attribute reduction and ordering rules of Section 108 of the Internal Revenue Code of 1986 pertaining to discharge of indebtedness. As of December 31, 2025 (Successor) and December 28, 2024 (Predecessor), the Company had foreign and state NOLs totaling $105,797 and $110,471, respectively, before the provision for valuation allowance, which continue as carryforwards for the Successor, some of which have an unlimited carryforward period, while others expire in various years beginning in 2026.

The Company maintains a full valuation allowance on its state and certain foreign net operating loss carryforwards as it is deemed more likely than not that such losses will not be realized. In the fiscal year ended December 30, 2023 (Predecessor), the Company increased the valuation allowance on its business interest expense carryforwards by $20,268 and established a $30,331 valuation allowance on its remaining U.S. deferred tax assets. In the fiscal year ended December 28, 2024 (Predecessor), the Company recorded an additional $88,650 valuation allowance on its U.S. deferred tax assets. In the period from December 29, 2024 through June 24, 2025 (Predecessor), the Company released $71,738 valuation allowance on its U.S. deferred tax assets. In the period from June 25, 2025 through December 31, 2025 (Successor), the Company recorded $1,714 valuation allowance on its U.S. deferred tax assets.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Balance at beginning of year	$508	$508	$613	$611
Increases related to tax positions taken in current year	—	—	—	—
Increases related to tax positions taken in prior years	—	—	—	9
Reductions related to tax positions taken in prior years	(136)	—	—	(9)
Reductions related to settlements with tax authorities	—	—	—	—
Reductions related to lapse of statutes of limitations	(151)	—	(99)	—
Effects of foreign currency translation	27	—	(6)	2
Balance at end of year	$248	$508	$508	$613

At December 31, 2025 (Successor), the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $195.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At December 31, 2025 (Successor), with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for fiscal years prior to fiscal 2021, or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal 2018.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $0 and $33 of accrued interest and penalties at December 31, 2025 (Successor) and December 28, 2024 (Predecessor), respectively. The Company recognized $(36), $3, $(50) and $0 of income tax expense in interest and penalties during the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor), respectively. It is reasonably possible that within the next twelve months the Company’s unrecognized tax benefits could change due to the resolution of open tax matters, which would reduce unrecognized tax benefits by $178.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the period from June 25, 2025 through December 31, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor) are as follows:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024
	through December 31, 2025	through June 24, 2025
Cash taxes paid (net of refunds) for:
U.S. federal	$—	$1,000
U.S. state
California	483	(480)
Texas	—	219
Other	(227)	(23)
Foreign
United Kingdom	2,561	2,186
Germany	3,365	(1,040)
Sweden	*	1,456
Netherlands	479	(350)
Other	51	—
Total	$6,712	$2,968

* Amounts did not meet the disaggregation threshold in this period.

14.
Employee Benefit Plans

The Company sponsors the WW Savings Plan (the “Savings Plan”) for salaried and certain hourly U.S. employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 50% of the employee’s tax deferred contributions up to 6% of an employee’s eligible compensation. Expense related to these contributions for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor) was $1,408, $917, $2,462 and $3,227, respectively.

The Company received a favorable determination letter from the United States Internal Revenue Service (“IRS”) that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also made profit sharing contributions for all full-time salaried U.S. employees who were eligible to participate in the Savings Plan (except for certain personnel above a determined compensation level). The profit sharing contribution was a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also had a discretionary supplemental profit sharing employer contribution component that was determined annually by the Compensation Committee. Effective as of March 6, 2022, the Company suspended profit sharing contributions. There was no expense related to these contributions for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor).

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Although the Company suspended EPSP contributions, EPSP balances continue to accrue interest. The EPSP is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 (Predecessor) and the fiscal year ended December 30, 2023 (Predecessor) was $157, $227, $631 and $1,005, respectively.

15.
Cash Flow Information

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Net cash paid during the year for:
Interest	$25,914	$44,015	$96,844	$91,614
Income taxes (1)	$6,712	$2,968	$11,499	$30,908
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with acquisitions	$—	$—	$—	$7,256
Capital expenditures and capitalized software included in accounts payable and accrued expenses	$1,354	$157	$75	$802
Common stock issued in connection with acquisition of Sequence	$—	$—	$—	$32,943

(1)
The period from June 25, 2025 through December 31, 2025 (Successor), the period from December 29, 2024 through June 24, 2025 (Predecessor), the fiscal year ended December 28, 2024 and the fiscal year ended December 30, 2023 include tax refunds received of $726, $4,653, $15,421 and $7,054, respectively.

See Note 4 for disclosures on supplemental cash flow information related to leases.

The following table presents the Company’s cash and cash equivalents and restricted cash by balance sheet location:

	Successor	Predecessor
	December 31,	December 28,
	2025	2024
Cash and cash equivalents	$160,279	$53,024
Restricted cash	6,298	3,003
Restricted cash included in “Other noncurrent assets”	—	493
Total cash and cash equivalents and restricted cash	$166,577	$56,520

The Company’s restricted cash at December 31, 2025 (Successor) consisted of cash held in escrow accounts in connection with letters of credit and processor payments. The Company’s restricted cash at December 28, 2024 (Predecessor) consisted solely of cash held in an escrow account in connection with a foreign entity’s restructuring payments.

Supplemental Disclosures

The cash paid for Reorganization items, net as of June 24, 2025 (Predecessor) was $10,339 related to bankruptcy-related professional fees. Cash paid for Reorganization items, net for the period from June 25, 2025 through December 31, 2025 (Successor) was $30,376 related to accrued professional service fees and lease termination payments. Non-cash transactions related to the Reorganization included the issuance of Successor common stock and the New Term Loan Facility in exchange for the settlement of the prepetition obligations.

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

Commitments

Minimum commitments under non-cancelable purchase obligations at December 31, 2025 (Successor) were $4,243, of which $1,981 is due in fiscal 2026, $1,696 is due in fiscal 2027 and the remaining $566 is due in fiscal 2028. See Note 4 for disclosures related to minimum commitments under lease obligations for the Company’s studios and corporate offices.

17.
Segment and Geographic Data

The Company operates as one operating segment. The Company's chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses net income (loss) to assess financial performance and allocate resources. Significant expenses within net income (loss) include cost of revenue, marketing expenses, product development expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include reorganization items, net, interest expense, other expense (income), net, and provision for (benefit from) income taxes, as applicable.

The following tables present information about the Company’s revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of U.S. export sales.

	Revenue, net
	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
United States	$242,428	$254,956	$541,973	$604,441
Germany	36,011	36,887	82,649	97,085
Canada	12,552	13,312	29,669	33,756
Other	56,079	58,413	131,630	154,269
	$347,070	$363,568	$785,921	$889,551

	Long-Lived Assets
	Successor	Predecessor
	December 31,	December 28,
	2025	2024
United States	$7,533	$15,037
Germany	—	257
Canada	466	377
Other	116	127
	$8,115	$15,798

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Operating Lease Assets
	Successor	Predecessor
	December 31,	December 28,
	2025	2024
United States	$1,647	$39,939
Germany	—	130
Canada	1,286	1,622
Other	—	356
	$2,933	$42,047

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

Fair Value of Financial Instruments

The fair value of the Company’s New Term Loan Facility was determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of December 31, 2025 (Successor), the fair value of the Company’s New Term Loan Facility was approximately $412,236 as compared to the carrying value (excluding the debt premium and deferred financing costs) of $465,000. The Company’s New Term Loan Facility was previously determined to be Level 3.

The Company did not have any transfers into or out of Levels 1 and 2 during the period from June 25, 2025 through December 31, 2025 (Successor).

19.
Accumulated Other Comprehensive Income (Loss)

Amounts reclassified out of accumulated other comprehensive income (loss) were as follows:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Balance at December 31, 2022 (Predecessor)	$10,723	$(16,193)	$(5,470)
Other comprehensive income before reclassifications, net of tax	1,731	2,177	3,908
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(9,738)	—	(9,738)
Net current period other comprehensive (loss) income	$(8,007)	$2,177	$(5,830)
Balance at December 30, 2023 (Predecessor)	$2,716	$(14,016)	$(11,300)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Balance at December 30, 2023 (Predecessor)	$2,716	$(14,016)	$(11,300)
Other comprehensive loss before reclassifications, net of tax	(66)	(11,816)	(11,882)
Amounts reclassified from accumulated other comprehensive loss, net of tax (2)	(2,650)	—	(2,650)
Net current period other comprehensive loss	$(2,716)	$(11,816)	$(14,532)
Balance at December 28, 2024 (Predecessor)	$—	$(25,832)	$(25,832)

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

(Loss) Gain on Foreign Currency Translation
Balance at December 28, 2024 (Predecessor)	$(25,832)
Other comprehensive income, net of tax	10,706
Fresh start accounting adjustments (Note 3)	15,126
Balance at June 24, 2025 (Predecessor)	$—

Balance at June 25, 2025 (Successor)	$—
Other comprehensive income, net of tax	1,389
Balance at December 31, 2025 (Successor)	$1,389

(1)
Amounts in parentheses indicate debits
(2)
See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (1)

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024	Fiscal Year Ended	Fiscal Year Ended
	through December 31, 2025	through June 24, 2025	December 28, 2024	December 30, 2023
Details about Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Statement Where Net Income is Presented
Gain on Qualifying Hedges
Interest rate contracts	$—	$—	$3,545	$12,980	Interest expense
	—	—	3,545	12,980	(Loss) income before income taxes
	—	—	(895)	(3,242)	Provision for income taxes
	$—	$—	$2,650	$9,738	Net (loss) income

(1)
Amounts in parentheses indicate debits to profit/loss

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20.
Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to improve the operability and application of guidance related to capitalized software development costs by removing all references to project stages and clarifying the threshold entities apply to begin capitalizing costs. The Company will adopt this standard on January 1, 2028. The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires the disaggregation of certain expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. Under ASU 2024-03, a public entity would be required to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and related disclosures, including the adoption date and transition method.

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $292 and $574 for the fiscal years ended December 28, 2024 (Predecessor) and December 30, 2023 (Predecessor), respectively, which services included advertising, production and related fees. Ms. Winfrey and her related entities were no longer considered a related party to the Company effective at the beginning of fiscal 2025 (Predecessor).

The Company’s outstanding payables to parties related to Ms. Winfrey at December 31, 2025 (Successor) and December 28, 2024 (Predecessor) were $0 and $13, respectively.

On August 6, 2025, the Company acquired certain assets from, and offered employment to certain employees of, Peoplehood, Inc. (“Peoplehood”), a wellness support platform co-founded by Julie Rice, who previously served as a member of the Board. The Company purchased the assets for $1,020 in cash upon closing and $1,000 in deferred consideration that was paid in cash on November 5, 2025. The acquired assets included the Peoplehood brand name and other intangible assets, primarily the meeting platform and customer list. Approximately $1,020 in goodwill was generated from the acquisition. The acquisition will include the integration of Peoplehood’s curriculum, technology, and operational insights into the Company’s ecosystem, with the aim of enhancing community-based programs focused on GLP-1 medication use and menopause support. On August 7, 2025, the Company appointed Ms. Rice as its Chief Experience Officer. Ms. Rice and her affiliated entities are considered related parties to the Company.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

22.
Restructuring

2025 Plan

In the fourth quarter of fiscal 2025 (Successor), the Company committed to a plan of reduction in force that has resulted and will further result in the elimination of certain positions and the termination of employment for certain employees worldwide in order to further streamline the Company’s operations (the “2025 Plan”). The cumulative amount incurred as of December 31, 2025 (Successor) related to the aggregate 2025 Plan is $8,479, consisting of employee termination benefit costs of $8,395 and other cash restructuring charges of $84. The Company expects the 2025 Plan to be fully executed by the end of the first quarter of fiscal 2026 (Successor).

For the period from June 25, 2025 through December 31, 2025 (Successor), the components of the Company’s restructuring charges for the 2025 Plan were as follows:

Successor
Period from
June 25, 2025
through December 31, 2025
Restructuring charges:
Employee termination benefit costs	$8,395
Other cash restructuring charges	84
Total restructuring charges	$8,479

For the period from June 25, 2025 through December 31, 2025 (Successor), restructuring charges for the 2025 Plan were recorded in the Company’s consolidated statements of operations as follows:

Successor
Period from
June 25, 2025
through December 31, 2025
Cost of revenue	$2,228
Selling, general and administrative expenses	6,251
Total restructuring charges	$8,479

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Employee termination benefit costs	Other cash restructuring charges	Total
Balance at June 25, 2025 (Successor)	$—	$—	$—
Charges	8,395	84	8,479
Payments	(670)	(84)	(754)
Balance at December 31, 2025 (Successor)	$7,725	$—	$7,725

At December 31, 2025 (Successor), the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2026.

2024 Plan

As previously disclosed, in the third quarter of fiscal 2024 (Predecessor), in connection with the strategic streamlining of its operational structure to optimize its clinical and behavioral product portfolio and its cost-savings initiative, the Company committed to a plan of reduction in force that has resulted in the elimination of certain positions and the termination of employment for certain employees worldwide (the “2024 Plan”). The cumulative amount incurred as of December 31, 2025 (Successor) related to the aggregate 2024 Plan is $17,292, consisting of employee termination benefit costs of $15,241, lease termination costs of $168 and other cash restructuring charges of $1,883. The Company fully executed the 2024 Plan during the second quarter of fiscal 2025 (Predecessor).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For the period from June 25, 2025 through December 31, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), the components of the Company’s restructuring charges for the 2024 Plan were as follows:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024
	through December 31, 2025	through June 24, 2025
Restructuring charges:
Employee termination benefit costs	$(4,246)	$3,753
Other cash restructuring charges	84	658
Total restructuring charges	$(4,162)	$4,411

For the period from June 25, 2025 through December 31, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), restructuring charges for the 2024 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024
	through December 31, 2025	through June 24, 2025
Cost of revenue	$(652)	$(248)
Selling, general and administrative expenses	(3,510)	4,659
Total restructuring charges	$(4,162)	$4,411

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Employee termination benefit costs	Lease termination costs	Other cash restructuring charges	Total
Balance at December 30, 2023 (Predecessor)	$—	$—	$—	$—
Charges	15,520	168	1,141	16,829
Payments	(8,590)	—	(1,141)	(9,731)
Change in estimate	214	—	—	214
Balance at December 28, 2024 (Predecessor)	$7,144	$168	$—	$7,312
Charges	3,062	—	658	3,720
Payments	(4,421)	(168)	(658)	(5,247)
Change in estimate	691	—	—	691
Balance at June 24, 2025 (Predecessor)	$6,476	$—	$—	$6,476

Balance at June 25, 2025 (Successor)	$6,476	$—	$—	$6,476
Charges	—	—	84	84
Payments	(2,010)	—	(84)	(2,094)
Change in estimate	(4,246)	—	—	(4,246)
Balance at December 31, 2025 (Successor)	$220	$—	$—	$220

At December 31, 2025 (Successor), the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2026.

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

The Company committed to a restructuring plan consisting of (i) an organizational restructuring and rationalization of certain functions and systems to centralize the Company’s management, align resources with strategic business lines and reduce costs associated with certain functions and systems (the “Organizational Restructuring”) and (ii) the continued rationalization of its real estate portfolio and resulting operating lease termination charges and the associated employment termination costs (the “Real Estate Restructuring,” and together with the Organizational Restructuring, the “2023 Plan”). The cumulative amount incurred as of December 31, 2025 (Successor) related to the aggregate 2023 Plan is $68,329.

The Organizational Restructuring has resulted in the elimination of certain positions and the termination of employment for certain employees worldwide. The cumulative amount incurred as of December 31, 2025 (Successor) related to the aggregate employee termination benefit costs related to the Organizational Restructuring under the 2023 Plan is $38,948. The cumulative amount incurred as of December 31, 2025 (Successor) related to the aggregate lease termination costs and employee termination benefit costs related to the Real Estate Restructuring under the 2023 Plan is $12,789 and $7,772, respectively. The cumulative amount incurred as of December 31, 2025 (Successor) related to the aggregate other cash restructuring charges and total non-cash restructuring charges under the 2023 Plan is $2,158 and $6,662, respectively.

For the period from June 25, 2025 through December 31, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), the components of the Company’s restructuring charges for the 2023 Plan were as follows:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024
	through December 31, 2025	through June 24, 2025
Restructuring charges:
Real Estate Restructuring - Employee termination benefit costs	$65	$(2,207)
Organizational Restructuring - Employee termination benefit costs	324	(2,326)
Total restructuring charges	$389	$(4,533)

For the period from June 25, 2025 through December 31, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), restructuring charges for the 2023 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Successor	Predecessor
	Period from	Period from
	June 25, 2025	December 29, 2024
	through December 31, 2025	through June 24, 2025
Cost of revenue	$65	$(2,207)
Selling, general and administrative expenses	324	(2,326)
Total restructuring charges	$389	$(4,533)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses in the Company’s consolidated balance sheets:

	Real Estate Restructuring -	Real Estate Restructuring -	Organizational Restructuring -
	Lease termination costs	Employee termination benefit costs	Employee termination benefit costs	Other cash restructuring charges	Total
Balance at December 31, 2022 (Predecessor)	$—	$1,798	$11,810	$—	$13,608
Charges	12,924	5,678	26,927	1,577	47,106
Payments	(12,768)	(4,813)	(15,142)	(1,233)	(33,956)
Balance at December 30, 2023 (Predecessor)	$156	$2,663	$23,595	$344	$26,758
Charges	—	2,363	2,547	581	5,491
Payments	(21)	(1,835)	(19,342)	(925)	(22,123)
Change in estimate	(135)	75	(334)	—	(394)
Balance at December 28, 2024 (Predecessor)	$—	$3,266	$6,466	$—	$9,732
Payments	—	(619)	(2,953)	—	(3,572)
Change in estimate	—	(2,207)	(2,326)	—	(4,533)
Balance at June 24, 2025 (Predecessor)	$—	$440	$1,187	$—	$1,627

Balance at June 25, 2025 (Successor)	$—	$440	$1,187	$—	$1,627
Payments	—	(484)	(919)	—	(1,403)
Change in estimate	—	65	324	—	389
Balance at December 31, 2025 (Successor)	$—	$21	$592	$—	$613

At December 31, 2025 (Successor), the Company expects the remaining employee termination benefit liability related to the Organizational Restructuring to be paid in full by the end of fiscal 2026.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other	Deductions	End
	of Period	Expenses	Accounts	(1)	of Period
FISCAL YEAR ENDED DECEMBER 30, 2023 (PREDECESSOR)
Allowance for credit losses	$976	$1,306	$—	$(1,241)	$1,041
Inventory and other reserves	$6,468	$7,350	$—	$(4,930)	$8,888
Tax valuation allowance	$35,818	$53,946	$110	$(73)	$89,801

FISCAL YEAR ENDED DECEMBER 28, 2024 (PREDECESSOR)
Allowance for credit losses	$1,041	$17,205	$—	$(15,080)	$3,166
Inventory and other reserves	$8,888	$72	$—	$(5,028)	$3,932
Tax valuation allowance	$89,801	$83,431	$6,068	$(849)	$178,451

PERIOD FROM DECEMBER 29, 2024 THROUGH JUNE 24, 2025 (PREDECESSOR)
Allowance for credit losses	$3,166	$5,592	$—	$(6,748)	$2,010
Inventory and other reserves	$3,932	$(1)	$—	$104	$4,035
Tax valuation allowance	$178,451	$—	$(2,184)	$(72,080)	$104,187

PERIOD FROM JUNE 25, 2025 THROUGH DECEMBER 31, 2025 (SUCCESSOR)
Allowance for credit losses	$—	$6,617	$—	$(4,966)	$1,651
Inventory and other reserves	$—	$(2)	$—	$2	$—
Tax valuation allowance	$104,187	$—	$222	$2,407	$106,816

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

**2.2

First Amended Joint Prepackaged Plan of Reorganization, dated May 30, 2025 (the “Plan”) (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on June 2, 2025 (File No. 001-16769), and incorporated herein by reference).

**2.3	Amended Plan Supplement, dated June 12, 2025 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on June 12, 2025 (File No. 001-16769), and incorporated herein by reference).

**2.4	Confirmation Order, dated June 17, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed on June 18, 2025 (File No. 001-16769), and incorporated herein by reference).

**3.1

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

*4.1	Description of Securities.

**10.1

Senior Secured Credit Agreement, dated as of June 24, 2025, among WW International, Inc., as borrower, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on June 25, 2025 (File No. 001-16769), and incorporated herein by reference).

**10.2

Restructuring Support Agreement, dated as of May 6, 2025, among the Company Parties and the Consenting Creditors (“Restructuring Support Agreement”) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 7, 2025 (File No. 001-16769), and incorporated herein by reference).

**10.3

Amendment via Email Correspondence, dated May 30, 2025, to the Restructuring Support Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, as filed on August 11, 2025 (File No. 001-16769), and incorporated herein by reference).

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

†*10.10	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards.

†*10.11	Form of Term Sheet for Employee Performance Stock Unit Awards and Form of Terms and Conditions for Employee Performance Stock Unit Awards.

†*10.12	Form of Term Sheet for Employee Cash Award and Form of Terms and Conditions for Employee Cash Award.

†**10.13

Form of Offer Letter for WW International, Inc. new directors (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, as filed on August 11, 2025 (File No. 001-16769), and incorporated herein by reference).

†**10.14

Legacy Form of Amended and Restated Restricted Stock Agreement for Weight Watchers International, Inc. non-employee directors (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, as filed on August 7, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.15

Form of Indemnification Agreement for WW International, Inc. directors and executive officers (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, as filed on November 6, 2025 (File No. 001-16769), and incorporated herein by reference).

†**10.16

Second Amended and Restated Weight Watchers Executive Profit Sharing Plan, August 1, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012, as filed on November 8, 2012 (File No. 001-16769), and incorporated herein by reference).

†**10.17

Form of Continuity Agreement between WW International, Inc. and certain key executives (Chief Financial Officer and Chief Legal Officer) (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, as filed on May 6, 2025 (File No. 001-16769), and incorporated herein by reference).

†**10.18

Employment Agreement, dated February 26, 2025, by and between WW International, Inc. and Tara Comonte (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, as filed on May 6, 2025 (File No. 001-16769), and incorporated herein by reference).

†**10.19

Offer Letter, dated as of November 26, 2024, by and between WW International, Inc. and Felicia DellaFortuna (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, as filed on May 6, 2025 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.20

Retention Award Agreement, dated February 25, 2025, by and between WW International, Inc. and Felicia DellaFortuna (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, as filed on May 6, 2025 (File No. 001-16769), and incorporated herein by reference).

†**10.21

Offer Letter, dated January 30, 2024, by and between WW International, Inc. and Jacqueline Cooke (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, as filed on May 6, 2025 (File No. 001-16769), and incorporated herein by reference).

†**10.22

Retention Award Agreement, dated February 25, 2025, by and between WW International, Inc. and Jacqueline Cooke (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, as filed on May 6, 2025 (File No. 001-16769), and incorporated herein by reference).

*19.1	WW International, Inc. Amended and Restated Securities Trading Policy effective as of December 8, 2025.

*21.1	Subsidiaries of WW International, Inc.

*23.1	Consents of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by Tara Comonte, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Felicia DellaFortuna, Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**97.1

WW International, Inc. Incentive Compensation Clawback Policy (as adopted on November 2, 2023 pursuant to Nasdaq Rule 5608) (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as filed on February 28, 2024 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

*Exhibit 104	The cover page from WW International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

† Represents a management arrangement or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: March 16, 2026	By:	/S/ TARA COMONTE
Tara Comonte
President and Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2026	By:	/S/ TARA COMONTE
Tara Comonte
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 16, 2026	By:	/S/ FELICIA DELLAFORTUNA
Felicia DellaFortuna
Chief Financial Officer
(Principal Financial Officer)

Date: March 16, 2026	By:	/S/ NICOLE HAAG
Nicole Haag
Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)

Date: March 16, 2026	By:	/S/ EUGENE I. DAVIS
Eugene I. Davis
Director

Date: March 16, 2026	By:	/S/ JULIE BORNSTEIN
Julie Bornstein
Director

Date: March 16, 2026	By:	/S/ J. CARNEY HAWKS
J. Carney Hawks
Director

Date: March 16, 2026	By:	/S/ MICHAEL MASON
Michael Mason
Director

Date: March 16, 2026	By:	/S/ FALLON O’CONNOR-BROOKS
Fallon O’Connor-Brooks
Director

Date: March 16, 2026	By:	/S/ NIKOLAJ SJOQVIST
Nikolaj Sjoqvist
Director