Form 10-Q
period 2026-03-31
WW INTERNATIONAL, INC.
filed 2026-05-07
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of common stock outstanding as of April 20, 2026 was 9,998,760.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	Successor
	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$120,870	$160,279
Restricted cash	5,797	6,298
Receivables (net of allowances: March 31, 2026 - $1,935 and December 31, 2025 - $1,651)	16,856	16,378
Prepaid income taxes	3,325	8,097
Prepaid marketing and advertising	5,150	9,275
Prepaid expenses and other current assets	16,347	13,277
TOTAL CURRENT ASSETS	168,345	213,604
Property and equipment, net	7,485	8,115
Operating lease assets	2,549	2,933
Goodwill	200,000	200,135
Other intangible assets, net	471,528	490,664
Deferred income taxes	16,254	16,482
Other noncurrent assets	14,910	14,825
TOTAL ASSETS	$881,071	$946,758
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year, net	$26,808	$—
Portion of operating lease liabilities due within one year	1,183	1,260
Accounts payable	17,077	9,212
Salaries and wages payable	20,364	34,375
Accrued marketing and advertising	15,875	22,985
Accrued interest	1,086	1,084
Other accrued liabilities	21,641	23,049
Income taxes payable	10,311	6,006
Deferred revenue	26,749	28,565
TOTAL CURRENT LIABILITIES	141,094	126,536
Long-term debt, net	438,632	465,466
Long-term operating lease liabilities	1,571	1,893
Deferred income taxes	33,705	34,021
Other noncurrent liabilities	498	771
TOTAL LIABILITIES	615,500	628,687
EQUITY
Successor common stock, $0 par value; 1,000,000 shares authorized; 9,996 shares issued at March 31, 2026 and 9,992 shares issued at December 31, 2025	379,306	378,777
Accumulated deficit	(114,095)	(62,095)
Accumulated other comprehensive income	360	1,389
TOTAL EQUITY	265,571	318,071
TOTAL LIABILITIES AND TOTAL EQUITY	$881,071	$946,758

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Subscription revenue, net	$167,357	$185,180
Other revenue, net	904	1,391
Revenue, net	168,261	186,571
Cost of subscription revenue	49,445	53,587
Cost of other revenue	144	108
Cost of revenue	49,589	53,695
Gross profit	118,672	132,876
Marketing expenses	92,934	78,778
Product development expenses	8,093	11,121
Selling, general and administrative expenses	48,084	35,629
Franchise rights acquired impairments	—	27,549
Operating loss	(30,439)	(20,201)
Interest expense	11,475	27,603
Other (income) expense, net	(737)	2,206
Loss before income taxes	(41,177)	(50,010)
Provision for income taxes	10,823	22,575
Net loss	$(52,000)	$(72,585)
Net loss per share
Basic	$(5.20)	$(0.91)
Diluted	$(5.20)	$(0.91)
Weighted average common shares outstanding
Basic	9,996	80,129
Diluted	9,996	80,129

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Net loss	$(52,000)	$(72,585)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1,029)	3,262
Income tax expense on foreign currency translation (loss) gain	—	—
Foreign currency translation (loss) gain, net of taxes	(1,029)	3,262
Total other comprehensive (loss) income	(1,029)	3,262
Comprehensive loss	$(53,029)	$(69,323)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Equity (Deficit)

(IN THOUSANDS)

Three Months Ended March 29, 2025 (Predecessor)

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at December 28, 2024 (Predecessor)	—	$—	130,048	$—	49,997	$(3,024,710)	$(25,832)	$1,936,170	$(1,114,372)
Comprehensive (loss) income	—	—	—	—	—	—	3,262	(72,585)	(69,323)
Issuance of treasury stock under stock plans	—	—	—	—	(209)	9,572	—	(9,660)	(88)
Compensation expense on share-based awards	—	—	—	—	—	—	—	860	860
Balance at March 29, 2025 (Predecessor)	—	$—	130,048	$—	49,788	$(3,015,138)	$(22,570)	$1,854,785	$(1,182,923)

Three Months Ended March 31, 2026 (Successor)

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Total
Balance at December 31, 2025 (Successor)	9,992	$378,777	—	$—	—	$—	$1,389	$(62,095)	$318,071
Comprehensive loss	—	—	—	—	—	—	(1,029)	(52,000)	(53,029)
Compensation expense on share-based awards	4	529	—	—	—	—	—	—	529
Balance at March 31, 2026 (Successor)	9,996	$379,306	—	$—	—	$—	$360	$(114,095)	$265,571

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Operating activities:
Net loss	$(52,000)	$(72,585)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	25,886	6,914
Amortization of deferred financing costs and debt (premium) discount, net	(26)	1,254
Impairment of franchise rights acquired	—	27,549
Impairment of intangible and long-lived assets	3	94
Share-based compensation expense	391	860
Deferred tax benefit	(312)	(2,529)
Allowance for doubtful accounts	100	84
Foreign currency exchange rate (gain) loss	(738)	2,238
Changes in cash due to:
Receivables	(688)	761
Prepaid expenses	5,835	5,946
Accounts payable	7,556	19,435
Accrued liabilities	(21,854)	8,785
Deferred revenue	(1,722)	(154)
Other long-term assets and liabilities, net	(302)	(107)
Income taxes	4,324	16,453
Cash (used for) provided by operating activities	(33,547)	14,998
Investing activities:
Capital expenditures	—	(5)
Capitalized software and website development expenditures	(5,797)	(3,170)
Cash used for investing activities	(5,797)	(3,175)
Financing activities:
Borrowings on revolving credit facility	—	171,341
Taxes paid related to net share settlement of equity awards	—	(93)
Cash provided by financing activities	—	171,248
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(566)	1,529
Net (decrease) increase in cash and cash equivalents and restricted cash	(39,910)	184,600
Cash and cash equivalents and restricted cash, beginning of period	166,577	56,520
Cash and cash equivalents and restricted cash, end of period	$126,667	$241,120

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

Beginning in the Successor (as defined below) period, the Company began reporting product development expenses separately within the unaudited consolidated statements of operations. Product development expenses include personnel-related costs, such as salaries, benefits, and share-based compensation, as well as engineering, design, data, and other costs related to product development, such as software licenses. Product development expenses were also recast in the Predecessor (as defined below) period. Prior period amounts have been reclassified to conform with the current period presentation.

These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2025 filed on March 16, 2026, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

Emergence from Bankruptcy

As previously disclosed, on May 6, 2025 (the “Petition Date”), WW International, Inc. and its subsidiaries WW North America Holdings, LLC, WW Canada Holdco, Inc., WW.com, LLC, W Holdco, Inc., WW Health Solutions, Inc., Weekend Health, Inc. and WW NewCo, Inc. (the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”). Subsequently, on May 30, 2025, the Debtors filed with the Court the First Amended Joint Prepackaged Plan of Reorganization of WW International, Inc. and its Debtor Affiliates, Docket No. 143 (as supplemented, the “Plan”), and on June 24, 2025 (the “Emergence Date”), the Debtors emerged from the Chapter 11 Cases in accordance with the Plan.

Between the Petition Date and the Emergence Date, the Debtors entered into certain first day motions and received approval from the Court to take certain operating actions under the supervision of the Court. The effect of the Debtors’ emergence from bankruptcy has been applied to the financial statements as of the close of business on June 24, 2025.

As used herein, references to “Predecessor” relate to the Company and its operations prior to and including the Emergence Date and references to “Successor” relate to the Company and its operations after the Emergence Date.

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

The Debtors applied Accounting Standards Codification (“ASC”) 852, Reorganizations, during the period from the Petition Date to the Emergence Date. The prepetition liabilities that are unsecured, under-secured or where it could not be determined that the liabilities are fully secured, were classified to “Liabilities subject to compromise” through the Emergence Date. For the period from the Petition Date to the Emergence Date, the Predecessor prepared the unaudited financial statements by distinguishing transactions associated with the reorganization as separate from activities related to the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including fresh start valuation adjustments and gains on liabilities subject to compromise, were recorded as reorganization items, net in the unaudited consolidated statements of operations in the Predecessor period.

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

Liquidity

As noted above, the Debtors voluntarily commenced and completed a prepackaged bankruptcy filing under Chapter 11 of the Bankruptcy Code to restructure the Company’s debt and allow increased operating cash flow for funding its operations and strategic initiatives. The Company has experienced and expects to continue to experience significant market disruption and competitive pressures, and shifts in consumer behavior in the weight loss category. This includes a rapid adoption of GLP-1 and other medications available as weight-loss options, an evolving regulatory landscape, and significantly increased competition from new entrants. These factors have negatively impacted the Company’s business. While the Clinical business is growing, it has not yet been able to offset the declines in the Behavioral business, resulting in decreased revenue overall and decreased cash flows from operations. Further, the Company has historically had recurring net losses.

The Company’s principal sources of liquidity are cash and cash equivalents and cash flows from operations. The Company’s primary cash needs are funding its operations and global strategic initiatives, meeting debt service requirements and other financing commitments. The Company had unrestricted cash on hand of $120,870 as of March 31, 2026 (of which $50,658 is maintained at foreign subsidiaries). Given the Company’s current and forecasted liquidity position, it does not foresee needing access to additional sources of liquidity in the next 12 months.

2.
Leases

The Company’s lease assets and lease liabilities for its studios and corporate offices were as follows:

	Successor
	March 31,	December 31,
	2026	2025
Assets:
Operating leases	$2,549	$2,933
Total lease assets	$2,549	$2,933

Liabilities:
Current
Operating leases	$1,183	$1,260
Noncurrent
Operating leases	1,571	1,893
Total lease liabilities	$2,754	$3,153

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The components of the Company’s lease cost were as follows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Operating lease cost:
Fixed lease cost	$444	$3,459
Variable lease cost	—	2
Total operating lease cost	$444	$3,461

The Company recorded sublease income for the three months ended March 31, 2026 (Successor) and the three months ended March 29, 2025 (Predecessor) of $172 and $1,119, respectively, as an offset to selling, general and administrative expenses.

The Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	Successor
	March 31,	December 31,
	2026	2025
Weighted Average Remaining Lease Term (years)
Operating leases	2.55	2.69

Weighted Average Discount Rate
Operating leases	9.44	9.42

The Company’s leases have remaining lease terms of 0 to 4 years with a weighted average lease term of 2.55 years at March 31, 2026 (Successor).

At March 31, 2026 (Successor), the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

Operating Leases
Remainder of fiscal 2026	$1,045
Fiscal 2027	990
Fiscal 2028	675
Fiscal 2029	423
Fiscal 2030	—
Fiscal 2031	—
Thereafter	—
Total lease payments	$3,133
Less imputed interest	379
Present value of lease liabilities	$2,754

Supplemental cash flow information related to leases were as follows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$486	$3,698
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—

Lease assets obtained in exchange for new operating lease liabilities	$—	$171
Lease assets obtained in exchange for new finance lease liabilities	$—	$—

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.
Revenue

The following tables present the Company’s revenue disaggregated by revenue source:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Behavioral Subscription Revenue	$128,524	$155,723
Clinical Subscription Revenue	38,833	29,457
Subscription Revenue, net	$167,357	$185,180
Other Revenue, net	904	1,391
Revenue, net	$168,261	$186,571

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

	Deferred Revenue	Deferred Revenue
	Current	Long-Term
Balance as of December 28, 2024 (Predecessor)	$31,655	$93
Net increase during the period	273	16
Balance as of March 29, 2025 (Predecessor)	$31,928	$109

	Deferred Revenue	Deferred Revenue
	Current	Long-Term
Balance as of December 31, 2025 (Successor)	$28,565	$55
Net decrease during the period	(1,816)	(25)
Balance as of March 31, 2026 (Successor)	$26,749	$30

Revenue recognized from amounts included in current deferred revenue as of December 28, 2024 (Predecessor) was $22,675 for the three months ended March 29, 2025 (Predecessor). Revenue recognized from amounts included in current deferred revenue as of December 31, 2025 (Successor) was $20,455 for the three months ended March 31, 2026 (Successor). The Company’s long-term deferred revenue, which is included in other noncurrent liabilities on its unaudited consolidated balance sheets, represents revenue that will not be recognized during the next 12 months and is generally related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third-party licensees. This revenue is amortized on a straight-line basis over the term of the applicable agreement.

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

Balance as of December 28, 2024 (Predecessor)	$239,583
Effect of exchange rate changes	2,839
Balance as of June 24, 2025 (Predecessor) - Prior to fresh start accounting	$242,422
Fresh start accounting adjustments	(43,369)
Balance as of June 24, 2025 (Predecessor)	$199,053

Balance as of June 25, 2025 (Successor)	$199,053
Goodwill acquired during the period	1,020
Effect of exchange rate changes	62
Balance as of December 31, 2025 (Successor)	$200,135
Effect of exchange rate changes	(135)
Balance as of March 31, 2026 (Successor)	$200,000

Goodwill Impairment

The Company reviews goodwill for potential impairment on at least an annual basis or more often if events so require. During the three months ended March 31, 2026 (Successor), the Company identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred. These factors included changes in macroeconomic conditions and declines in the Company’s stock price. As a result of these factors, the Company performed an interim quantitative goodwill impairment assessment for its Behavioral and Clinical reporting units in the first quarter of fiscal 2026 (Successor).

The Company’s Behavioral and Clinical reporting units totaled $161,790, or 80.9%, and $38,210, or 19.1%, respectively, of the Company’s goodwill at the March 31, 2026 (Successor) balance sheet date. Based on the results of the interim goodwill impairment test performed for the Company’s Behavioral and Clinical reporting units, the Company concluded that no goodwill impairment existed as of March 31, 2026 (Successor). However, the Company identified its Behavioral reporting unit as being at risk for impairment, as the estimated fair value of this reporting unit exceeded its respective carrying value by less than 5% as of March 31, 2026 (Successor).

During the three months ended March 29, 2025 (Predecessor), the Company identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred. These factors included the continued decline in the Company’s stock price and market capitalization, and actual business performance. As a result of these triggering events, the Company performed an interim impairment test for all of its goodwill reporting units in the first quarter of fiscal 2025 (Predecessor).

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other Intangible Assets

The components of other intangible assets, net as of March 31, 2026 (Successor) and December 31, 2025 (Successor) were as follows:

	Successor
	March 31,
	2026
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Trade name	Indefinite	$320,000	$—	$320,000
Finite-lived intangible assets:
Database	3 years	46,000	11,763	34,237
Developed technology	3-6 years	70,000	14,959	55,041
Customers/subscribers	1 year	58,000	44,493	13,507
Customer relationships	6 years	35,000	4,475	30,525
Capitalized software and website development costs	3 years	19,683	1,465	18,218
Total other intangible assets		$548,683	$77,155	$471,528

	Successor
	December 31,
	2025
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Trade name	Indefinite	$320,000	$—	$320,000
Finite-lived intangible assets:
Database	3 years	46,000	7,982	38,018
Developed technology	3-6 years	70,000	10,151	59,849
Customers/subscribers	1 year	58,000	30,192	27,808
Customer relationships	6 years	35,000	3,036	31,964
Capitalized software and website development costs	3 years	13,552	527	13,025
Total other intangible assets		$542,552	$51,888	$490,664

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $25,267 and $5,950 for the three months ended March 31, 2026 (Successor) and the three months ended March 29, 2025 (Predecessor), respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2026	$49,090
Fiscal 2027	$47,258
Fiscal 2028	$30,587
Fiscal 2029	$10,318
Fiscal 2030	$9,667
Fiscal 2031	$4,608
Thereafter	$—

Other Intangible Assets Impairment

The Company reviews other indefinite-lived intangible assets for potential impairment on at least an annual basis or more often if events so require. As discussed above, based on the triggering events indicated during the three months ended March 31, 2026 (Successor) and the three months ended March 29, 2025 (Predecessor), the Company performed interim impairment tests for all of its other intangible assets with indefinite-lived units of account in the first quarter of fiscal 2026 (Successor) and the first quarter of fiscal 2025 (Predecessor), respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Based on the results of the interim impairment test performed for the Company’s trade name indefinite-lived intangible asset, which comprised all of the Company’s other indefinite-lived intangible assets at the March 31, 2026 (Successor) balance sheet date, the Company concluded that no impairment existed as of March 31, 2026 (Successor). However, the Company identified its trade name indefinite-lived intangible asset as being at risk for impairment, as the estimated fair value of this asset exceeded its respective carrying value by less than 10% as of March 31, 2026 (Successor).

In performing the interim impairment test at March 29, 2025 (Predecessor), the Company determined that the carrying value of its United States indefinite-lived franchise rights acquired unit of account, which held 100.0% of the Company’s indefinite-lived franchise rights acquired at the March 29, 2025 (Predecessor) balance sheet date, exceeded its fair value. Accordingly, the Company recorded an impairment charge for its United States unit of account of $27,549 in the first quarter of fiscal 2025 (Predecessor). The impairment charge recorded in the first quarter of fiscal 2025 (Predecessor) was driven primarily by the weighted average cost of capital used in the interim impairment tests, reflecting market factors, including higher interest rates and the trading values of the Company’s equity and debt, and, to a lesser extent, business performance in the Behavioral business.

5.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	Successor
	March 31,				December 31,
	2026				2025
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Premium	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Premium	Effective Rate (1)
New Term Loan Facility due June 24, 2030	$465,000	$1,103	$(1,543)	10.46%	$465,000	$1,168	$(1,634)	10.91%
Total	$465,000	$1,103	$(1,543)	10.46%	$465,000	$1,168	$(1,634)	10.91%
Less: Current portion	(26,808)				—
Less: Unamortized deferred financing costs	(1,103)				(1,168)
Plus: Unamortized debt premium	1,543				1,634
Total long-term debt	$438,632				$465,466

(1)
Includes amortization of deferred financing costs and debt premium.

Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt premium, amounted to $12,169 for the three months ended March 31, 2026 (Successor). Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $28,205 for the three months ended March 29, 2025 (Predecessor).

As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the Company’s debt consisted of variable-rate instruments. The weighted average interest rate (which includes amortization of deferred financing costs and debt premium) on the Company’s outstanding debt was approximately 10.46% and 10.91% per annum at March 31, 2026 (Successor) and December 31, 2025 (Successor), respectively, based on interest rates on these dates.

Senior Secured Credit Agreement

In connection with the Company’s emergence from bankruptcy, on June 24, 2025 the Company, as borrower, the lenders party thereto, and Wilmington Savings Fund Society, FSB (“WSFS”), as administrative agent, entered into a senior secured credit agreement (the “Senior Secured Credit Agreement”) which provides for a five-year term loan in an aggregate principal amount of $465,000 maturing on June 24, 2030 (the “New Term Loan Facility”). As of March 31, 2026 (Successor), the Company had $465,000 in an aggregate principal amount of loans outstanding under the New Term Loan Facility. Additionally, the Company has $3,409 in issued but undrawn letters of credit outstanding with Bank of America, N.A., which are permitted under the Senior Secured Credit Agreement and issued pursuant to separate reimbursement and cash collateral agreements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The New Term Loan Facility bears a variable interest rate based on either (1) the sum of (x) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate (as defined in the Senior Secured Credit Agreement), (b) the prime rate announced by WSFS and (c) one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00%; provided that such rate is not lower than a floor of 1.50%, plus (y) 5.80% per annum, or (2) the sum of (x) Term SOFR plus (y) 6.80% per annum, provided that Term SOFR is not lower than a floor of 0.50%. The interest rate in effect for the New Term Loan Facility as of March 31, 2026 (Successor) was 10.51%.

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

The Company is required to prepay (a) 100% of the unrestricted cash held by the Company and its subsidiaries in excess of $100,000 applicable to the last 10 calendar days of the first quarter of each fiscal year, (b) 100% of the proceeds from the sale of certain assets and proceeds of certain casualty events, and (c) 100% of incurrence of any new debt proceeds unless such incurrence is permitted under the credit agreement. Other than the mandatory prepayments of excess unrestricted cash as described above, the Company is also required to pay a prepayment premium of: (a) for the first eighteen months following the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility in excess of $200,000, (b) from the eighteen-month anniversary of the Emergence Date to the second anniversary of the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility, and (c) from the second anniversary of the Emergence Date to the third anniversary of the Emergence Date, 1.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility. All prepayments of the principal balance of outstanding loans under the New Term Loan Facility are subject to customary “breakage” costs with respect to Term SOFR loans under the New Term Loan Facility. The Senior Secured Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, the availability of certain of which are subject to compliance with certain financial ratios, and (3) customary events of default. Accordingly, the Company classified $26,808 in aggregate principal as a current liability on the Company’s unaudited consolidated balance sheet at March 31, 2026 (Successor) for the annual cash sweep prepayment amount, which is due to be paid on June 24, 2026.

Prepetition Liabilities

On April 13, 2021, the Company, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent and an issuing bank, entered into a credit agreement (the “Prepetition Credit Agreement”). The Prepetition Credit Agreement provided for senior secured financing of $1,175,000 in the aggregate, consisting of (1) $1,000,000 in aggregate principal amount of senior secured tranche B term loans maturing on April 13, 2028 (the “Prepetition Term Loan Facility”) and (2) a $175,000 senior secured revolving credit facility (which included borrowing capacity available for letters of credit) maturing on April 23, 2026 (the “Prepetition Revolving Credit Facility” and, together with the Prepetition Term Loan Facility, the “Prepetition Credit Facilities”). On January 2, 2025 and January 31, 2025, the Company borrowed $50,000 and $121,341, respectively, under the Prepetition Revolving Credit Facility. Upon emergence from bankruptcy, all outstanding liabilities of approximately $1,116,000 under the Prepetition Credit Facilities and the Prepetition Credit Agreement were discharged and the liens and mortgages related thereto were released. Between the Petition Date and the Emergence Date, the Company’s obligations were automatically stayed and the Company entered into certain first day motions to take certain operating actions under the supervision of the Court. Contractual interest on the Company’s obligations amounted to $15,412, which is $4,351 in excess of reported interest expense during the Predecessor period.

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

6.
Per Share Data

Basic net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted net loss per share:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Numerator:
Net loss	$(52,000)	$(72,585)
Denominator:
Weighted average shares of common stock outstanding	9,996	80,129
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	9,996	80,129
Net loss per share
Basic	$(5.20)	$(0.91)
Diluted	$(5.20)	$(0.91)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 201 and 8,076 for the three months ended March 31, 2026 (Successor) and the three months ended March 29, 2025 (Predecessor), respectively.

7.
Income Taxes

The Company’s effective tax rate was (26.3%) for the three months ended March 31, 2026 (Successor) compared to (45.1%) for the three months ended March 29, 2025 (Predecessor). The effective tax rate for interim periods is determined using an annualized effective tax rate (“AETR”), adjusted for discrete items. The forecasted full-year fiscal 2026 tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to the Company’s forecasted full-year pretax loss, drove the negative AETR. Applying this negative AETR to pretax loss for the three months ended March 31, 2026 (Successor) resulted in an income tax expense of $10,823, which is mostly reflected in income taxes payable on the Company’s consolidated balance sheet and consolidated statement of cash flows.

For the three months ended March 31, 2026 (Successor), the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by a tax expense related to the Base Erosion and Anti-Abuse Tax. The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduced a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on the first quarter of fiscal 2026 (Successor). For the three months ended March 29, 2025 (Predecessor), the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was primarily due to an increase in valuation allowance against U.S. deferred tax assets. In addition, the effective tax rate was impacted by a tax expense related to the Base Erosion and Anti-Abuse Tax, partially offset by a tax benefit related to foreign-derived intangible income.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation did not have a material impact on the Company’s consolidated financial statements.

8.
Cash Flow Information

The following table presents the Company’s cash and cash equivalents and restricted cash by balance sheet location:

	Successor
	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$120,870	$160,279
Restricted cash	5,797	6,298
Total cash and cash equivalents and restricted cash	$126,667	$166,577

The Company’s restricted cash at March 31, 2026 (Successor) and December 31, 2025 (Successor) consisted of cash held in escrow accounts in connection with letters of credit and processor payments.

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

10.
Segment and Geographic Data

The Company operates as one operating segment. Following the departure of the Company’s Chief Executive Officer in March 2026, the Company's chief operating decision maker (“CODM”) became its Interim Office of the Chief Executive, comprised of the Chief Financial Officer and Chief Operations Officer. The CODM reviews financial information presented on a consolidated basis. The CODM uses net income (loss) to assess financial performance and allocate resources. Significant expenses within net income (loss) include cost of revenue, marketing expenses, product development expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include reorganization items, net, interest expense, other expense (income), net, and provision for (benefit from) income taxes, as applicable.

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

Fair Value of Financial Instruments

The fair value of the Company’s New Term Loan Facility was determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of March 31, 2026 (Successor) and December 31, 2025 (Successor), the fair value of the Company’s New Term Loan Facility was approximately $347,183 and $412,236, respectively, as compared to the carrying value (excluding the debt premium and deferred financing costs) of $465,000.

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the three months ended March 31, 2026 (Successor).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.
Accumulated Other Comprehensive Income (Loss)

Amounts reclassified out of accumulated other comprehensive income (loss) were as follows:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

Loss on Foreign Currency Translation
Balance as of December 28, 2024 (Predecessor)	$(25,832)
Other comprehensive income, net of tax	3,262
Balance as of March 29, 2025 (Predecessor)	$(22,570)

(1)
Amounts in parentheses indicate debits

Gain on Foreign Currency Translation
Balance as of December 31, 2025 (Successor)	$1,389
Other comprehensive loss, net of tax	(1,029)
Balance as of March 31, 2026 (Successor)	$360

(1)
Amounts in parentheses indicate debits

13.
Restructuring

2025 Plan

As previously disclosed, in the fourth quarter of fiscal 2025 (Successor), the Company committed to a plan of reduction in force that has resulted in the elimination of certain positions and the termination of employment for certain employees worldwide in order to further streamline the Company’s operations (the “2025 Plan”). The cumulative amount incurred as of March 31, 2026 (Successor) related to the aggregate 2025 Plan is $8,947, consisting of employee termination benefit costs of $8,737 and other cash restructuring charges of $210. The Company fully executed the 2025 Plan during the first quarter of fiscal 2026 (Successor).

For the three months ended March 31, 2026 (Successor), the components of the Company’s restructuring charges for the 2025 Plan were as follows:

Successor
Three Months Ended
March 31, 2026
Restructuring charges:
Employee termination benefit costs	$342
Other cash restructuring charges	126
Total restructuring charges	$468

For the three months ended March 31, 2026 (Successor), restructuring charges for the 2025 Plan were recorded in the Company’s consolidated statements of operations as follows:

Successor
Three Months Ended
March 31, 2026
Cost of revenue	$(65)
Selling, general and administrative expenses	533
Total restructuring charges	$468

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses on the Company’s consolidated balance sheets:

	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of June 25, 2025 (Successor)	$—	$—	$—
Charges	8,395	84	8,479
Payments	(670)	(84)	(754)
Balance as of December 31, 2025 (Successor)	$7,725	$—	$7,725
Charges	221	126	347
Payments	(6,746)	(62)	(6,808)
Change in estimate	121	—	121
Balance as of March 31, 2026 (Successor)	$1,321	$64	$1,385

At March 31, 2026 (Successor), the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2026.

14.
Subsequent Events

On April 27, 2026, the Company commenced a voluntary solicitation for prepayment of up to $10,000 in cash to prepay a portion of its New Term Loan Facility at a discount. The solicitation expired on April 30, 2026 and was fully subscribed at 68.5% of par. As a result, the Company expects the repayment to reduce the outstanding principal on its New Term Loan Facility by $14,599.

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
•
the possibility that we could fail to maintain the listing of our common stock on The Nasdaq Stock Market LLC; and
•
other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements. We have one reportable segment for the purpose of making operational and resource decisions and assessing financial performance. Our “Behavioral” business refers to providing subscriptions to our digital product offerings with the option to add on unlimited access to our workshops. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by Weight Watchers Clinic combined with our digital subscription product offerings and unlimited access to our workshops.

Following our emergence from bankruptcy as described below, we changed our previous 52- or 53-week fiscal year ending on the Saturday closest to December 31 to a fiscal year coincident with the calendar year. We made the fiscal year change on a prospective basis and prior periods were not adjusted. The Company’s quarterly results are now presented for quarterly periods ending March 31, June 30 and September 30 of each year. In this Quarterly Report on Form 10-Q:

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

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Weight Watchers® and the Weight Watchers logo.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2025 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “Consolidated Financial Statements”).

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

Upon emergence from bankruptcy, all outstanding liabilities of approximately $1,116.0 million under the Prepetition Credit Facilities and the Prepetition Credit Agreement, and all outstanding obligations of $500.0 million under the Notes and the Indenture were discharged and the liens and mortgages related thereto were released. Additionally, on the Emergence Date we (A) executed the senior secured credit agreement (“the Senior Secured Credit Agreement”) by and between us, as borrower, the lenders party thereto, and Wilmington Savings Fund Society, FSB (“WSFS”), as administrative agent, providing for a five-year term loan (the “New Term Loan Facility”) in an aggregate principal amount of $465.0 million, maturing on June 24, 2030, to (i) refinance first lien claims and (ii) provide working capital and liquidity post-emergence, (B) distributed 9.1 million shares of our common stock to the holders of prepetition first lien claims and 0.9 million shares of our common stock to the holders of prepetition common stock, and (C) issued four letters of credit of $3.7 million in the aggregate, all maturing in 2026.

Beginning on the Emergence Date, we applied fresh start accounting which resulted in Successor and Predecessor financial statement presentation. As used herein, references to “Predecessor” relate to us and our operations prior to and including the Emergence Date and references to “Successor” relate to us and our operations after the Emergence Date. Refer to Note 1 “Basis of Presentation” to our Consolidated Financial Statements for further details.

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this Quarterly Report on Form 10-Q the following non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization expenses and share-based compensation expense (“EBITDA”); and EBITDA adjusted for goodwill and other intangible assets impairments, reorganization items, net, transaction costs related to strategic alternatives and Chapter 11 financial reorganization, net restructuring charges, non-Chief Executive Officer (“CEO”) executive separation expenses, and other items as indicated in the reconciliations below that management believes are not indicative of ongoing operations, as applicable, (“Adjusted EBITDA”). See “—Liquidity and Capital Resources—EBITDA and Adjusted EBITDA” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case.

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

CRITICAL ACCOUNTING ESTIMATES

Information concerning our critical accounting policies is set forth in “Note 1. Basis of Presentation and Summary of Significant Accounting Policies” of our audited consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2025. Our critical accounting policies and estimates have not changed since the end of fiscal 2025, except as discussed below.

Goodwill and Other Intangible Assets Impairment Tests

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

During the three months ended March 31, 2026 (Successor), we identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred. These factors included changes in macroeconomic conditions and declines in our stock price. As a result of these factors, we performed interim quantitative goodwill and other indefinite-lived intangible assets impairment assessments in the first quarter of fiscal 2026 (Successor).

Our Behavioral and Clinical reporting units totaled $161.8 million, or 80.9%, and $38.2 million, or 19.1%, respectively, of our goodwill at the March 31, 2026 (Successor) balance sheet date. Based on the results of the interim goodwill impairment test performed for our Behavioral and Clinical reporting units, we concluded that no goodwill impairment existed as of March 31, 2026 (Successor). However, we identified our Behavioral reporting unit as being at risk for impairment, as the estimated fair value of this reporting unit exceeded its respective carrying value by less than 5% as of March 31, 2026 (Successor).

Based on the results of the interim impairment test performed for our trade name indefinite-lived intangible asset, which comprised all of our other indefinite-lived intangible assets at the March 31, 2026 (Successor) balance sheet date, we concluded that no impairment existed as of March 31, 2026 (Successor). However, we identified our trade name indefinite-lived intangible asset as being at risk for impairment, as the estimated fair value of this asset exceeded its respective carrying value by less than 10% as of March 31, 2026 (Successor).

The fair value estimates for our reporting units are sensitive to changes in key assumptions. Adverse changes in the macroeconomic environment, discount rates, forecasted operating results, or other valuation assumptions, as well as further declines in our stock price or market capitalization, could result in a goodwill and other indefinite-lived intangible assets impairments in future periods. We continue to monitor our reporting units for interim impairment indicators. These risks are further described in “Item 1A. Risk Factors” of our 2025 Annual Report on Form 10‑K. For additional information regarding our goodwill and other indefinite-lived intangible assets impairment testing methodology and key assumptions, refer to the Critical Accounting Estimates section included in Item 7 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 (Successor).

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

•
Revenue—Our “Subscription Revenue” consists of the aggregate of: (a) “Behavioral Subscription Revenue”, the fees associated with subscriptions for our Behavioral offerings; and (b) “Clinical Subscription Revenue”, the fees associated with subscriptions for our Clinical offerings. In addition, “Other Revenue” consists of revenue from licensing, franchise fees with respect to commitment plans and royalties, publishing and other revenue. “Revenue” consists of the aggregate of Subscription Revenue and Other Revenue.
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
•
Gross profit and gross margin.

RESULTS OF OPERATIONS

The table below sets forth selected financial information from our consolidated statements of operations for the periods presented:

	(In millions, except per share amounts and percentages)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Revenue, net	$168.3	$186.6
Cost of revenue	49.6	53.7
Gross profit	118.7	132.9
Gross Margin %	70.5%	71.2%

Marketing expenses	92.9	78.8
Product development expenses	8.1	11.1
Selling, general & administrative expenses	48.1	35.6
Franchise rights acquired impairments	—	27.5
Operating loss	(30.4)	(20.2)
Operating Loss Margin %	(18.1%)	(10.8%)

Interest expense	11.5	27.6
Other (income) expense, net	(0.7)	2.2
Loss before income taxes	(41.2)	(50.0)

Provision for income taxes	10.8	22.6
Net loss	$(52.0)	$(72.6)

Weighted average diluted shares outstanding	10.0	80.1
Diluted net loss per share	$(5.20)	$(0.91)

Note: Totals may not sum due to rounding.

Included within the operating results are the impact of transaction costs related to strategic alternatives and Chapter 11 financial reorganization, the impact of depreciation and amortization expenses, the net impact of restructuring charges, the impact of share-based compensation expense, and the impact of non-CEO executive separation expenses, as applicable, which are further detailed below.

Transaction Costs

Certain non-recurring transaction costs related to strategic alternatives and Chapter 11 financial reorganization are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Transaction costs:
Selling, general and administrative expenses	$—	$10.8
Total transaction costs	$—	$10.8

Depreciation and Amortization Expenses

Depreciation and amortization expenses are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Depreciation and amortization expenses:
Cost of revenue	$5.2	$4.5
Product development expenses	—	0.1
Selling, general and administrative expenses	20.7	2.4
Total depreciation and amortization expenses	$25.9	$6.9

Note: Totals may not sum due to rounding.

Restructuring Charges

Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include our previously disclosed 2025 restructuring plan (the “2025 Plan”), our previously disclosed 2024 restructuring plan (the “2024 Plan”) and our previously disclosed 2023 restructuring plan (the “2023 Plan”). The restructuring charges are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Restructuring charges:
Cost of revenue	$(0.1)	$(0.4)
Selling, general and administrative expenses	0.5	1.4
Total restructuring charges	$0.5	$1.0

Note: Totals may not sum due to rounding.

Share-based Compensation Expense

Share-based compensation expense is included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Share-based compensation expense:
Cost of revenue	$0.0	$—
Marketing expenses	0.1	—
Product development expenses	0.1	—
Selling, general and administrative expenses	0.4	0.9
Total share-based compensation expense	$0.7	$0.9

Note: Totals may not sum due to rounding.

Non-CEO Executive Separation Expenses

Certain non-recurring expenses in connection with the separation from the Company of a non-CEO executive are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Non-CEO executive separation expenses:
Selling, general and administrative expenses	$1.6	$—
Total transaction costs	$1.6	$—

Consolidated Results of Operations

Revenue

Revenue was $168.3 million for the three months ended March 31, 2026 (Successor) and $186.6 million for the three months ended March 29, 2025 (Predecessor). Foreign currency positively impacted our revenue for the three months ended March 31, 2026 (Successor) by $4.3 million. The change in revenue was driven by a decline in Behavioral Subscription Revenue, partially offset by an increase in Clinical Subscription Revenue. Refer to the “Operating Results” section for further details.

Cost of Revenue

Cost of revenue was $49.6 million for the three months ended March 31, 2026 (Successor) and $53.7 million for the three months ended March 29, 2025 (Predecessor). Foreign currency increased cost of revenue for the three months ended March 31, 2026 (Successor) by $0.6 million. The change in cost of revenue was primarily driven by a decrease in revenue and operational efficiency gains across our business offerings from actions taken to reduce our fixed cost base resulting in a more variable cost structure, partially offset by an increase in depreciation and amortization expenses.

Gross Profit

Gross profit was $118.7 million for the three months ended March 31, 2026 (Successor) and $132.9 million for the three months ended March 29, 2025 (Predecessor). Foreign currency positively impacted gross profit for the three months ended March 31, 2026 (Successor) by $3.7 million.

Gross margin was 70.5% for the three months ended March 31, 2026 (Successor) and 71.2% for the three months ended March 29, 2025 (Predecessor). The gross margin change was due to a mix shift of our subscriber base to Clinical and an increase in depreciation and amortization expenses, partially offset by the reduction in cost of revenue as a result of operational efficiency gains across our business offerings from actions to reduce our fixed cost base and move to a more variable cost structure.

Marketing Expenses

Marketing expenses were $92.9 million for the three months ended March 31, 2026 (Successor) and $78.8 million for the three months ended March 29, 2025 (Predecessor). Foreign currency increased marketing expenses for the three months ended March 31, 2026 (Successor) by $1.0 million. The change in marketing expenses was primarily due to strategic brand investment to drive awareness of our Med+ membership tier during peak season and lower than typical peak season spend in the prior year period.

Product Development Expenses

Product development expenses were $8.1 million for the three months ended March 31, 2026 (Successor) and $11.1 million for the three months ended March 29, 2025 (Predecessor). Foreign currency had a de minimis impact on product development expenses for the three months ended March 31, 2026 (Successor). The change in product development expenses was due to an increase in the capitalization rate associated with product and technology initiatives aligned with our website and app rebuild.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $48.1 million for the three months ended March 31, 2026 (Successor) and $35.6 million for the three months ended March 29, 2025 (Predecessor). Foreign currency increased selling, general and administrative expenses for the three months ended March 31, 2026 (Successor) by $0.3 million. The change in selling, general and administrative expenses was due to an increase in depreciation and amortization expenses, partially offset by a decline in transaction costs associated with the Chapter 11 financial reorganization of the Company, the exit from our corporate headquarters lease, and continued expense discipline.

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

Interest Expense

Interest expense was $11.5 million for the three months ended March 31, 2026 (Successor) and $27.6 million for the three months ended March 29, 2025 (Predecessor). The change in interest expense was driven by the Chapter 11 financial reorganization and the reduction in Successor debt under the New Term Loan Facility relative to Predecessor debt. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt premium or discount, as applicable) and our average borrowings during each of the respective periods, was 10.46% per annum for the three months ended March 31, 2026 (Successor) and 7.17% per annum for the three months ended March 29, 2025 (Predecessor). See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, was $0.7 million of income for the three months ended March 31, 2026 (Successor) and $2.2 million of expense for the three months ended March 29, 2025 (Predecessor).

Provision for Income Taxes

Our effective tax rate was (26.3%) for the three months ended March 31, 2026 (Successor) compared to (45.1%) for the three months ended March 29, 2025 (Predecessor). The effective tax rate for interim periods is determined using an annualized effective tax rate (“AETR”), adjusted for discrete items. The forecasted full-year fiscal 2026 tax expense, which included an increase in valuation allowance against U.S. deferred tax assets, in relation to our forecasted full-year pretax loss, drove the negative AETR. Applying this negative AETR to pretax loss for the three months ended March 31, 2026 (Successor) resulted in an income tax expense of $10.8 million, which is mostly reflected in income taxes payable on our consolidated balance sheet and consolidated statement of cash flows.

For the three months ended March 31, 2026 (Successor), the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to the valuation allowance noted above. In addition, the effective tax rate was impacted by a tax expense related to the Base Erosion and Anti-Abuse Tax. The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduced a global minimum tax of 15% applicable to large multinational corporations, did not have an impact on the first quarter of fiscal 2026 (Successor). For the three months ended March 29, 2025 (Predecessor), the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was primarily due to an increase in valuation allowance against U.S. deferred tax assets. In addition, the effective tax rate was impacted by a tax expense related to the Base Erosion and Anti-Abuse Tax, partially offset by a tax benefit related to foreign-derived intangible income.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation did not have a material impact on our consolidated financial statements.

Operating Results

Metrics and Business Trends

The following tables set forth key metrics for the first quarter of fiscal 2026 and the percentage change in those metrics versus the prior year period:

	Subscription Revenue (in millions except percentages)
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Q1 2026 (Successor)	$128.5	$124.3	$38.8	$38.8	$167.4	$163.1
Q1 2025 (Predecessor)	$155.7	$155.7	$29.5	$29.5	$185.2	$185.2
% Change	(17.5%)	(20.2%)	31.8%	31.8%	(9.6%)	(11.9%)

	Subscribers (in thousands except percentages)
	Behavioral		Clinical		Total
	Incoming	End of Period	Incoming	End of Period	Incoming	End of Period
Q1 2026 (Successor)	2,630.6	2,462.6	130.2	196.6	2,760.8	2,659.2
Q1 2025 (Predecessor)	3,244.0	3,299.4	91.7	134.8	3,335.7	3,434.1
% Change	(18.9%)	(25.4%)	41.9%	45.9%	(17.2%)	(22.6%)

	Monthly Subscription Revenue Per Average Subscriber
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Q1 2026 (Successor)	$16.82	$16.27	$79.23	$79.23	$20.59	$20.07
Q1 2025 (Predecessor)	$15.87	$15.87	$86.70	$86.70	$18.24	$18.24
% Change	6.0%	2.6%	(8.6%)	(8.6%)	12.9%	10.0%

Operating Performance

The decline in Behavioral Subscription Revenue was primarily due to the lower number of Incoming Behavioral Subscribers versus the prior year period, which were impacted by bankruptcy-related media coverage, in particular within our international markets, and ongoing Behavioral recruitment challenges reflecting secular headwinds. These were partially offset by higher Monthly Subscription Revenue Per Average Subscriber and subscriber growth within our Core+ membership tier. The increase in Clinical Subscription Revenue was primarily due to increased consumer awareness of our Med+ membership tier, strong demand for access to lower priced GLP-1 options including the new Wegovy pill, focused marketing investments during peak season, and the migration of existing Behavioral Subscribers into our Clinical business.

End of Period Clinical Subscribers in the first quarter of fiscal 2025 included our former compounded GLP-1 offering, which was discontinued on May 22, 2025.

The change in Total Monthly Subscription Revenue Per Average Subscriber was driven primarily by a mix shift of our subscriber base to the Clinical business and Core+ membership tier. Clinical Monthly Subscription Revenue Per Average Subscriber declined primarily driven by a shift to longer term commitment plans, which commit members for more months, but at a lower rate per month, coupled with the discontinuation of our former compounded GLP-1 offering.

LIQUIDITY AND CAPITAL RESOURCES

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

Our principal sources of liquidity are cash and cash equivalents and cash flows from operations. Our primary cash needs are funding our operations and global strategic initiatives, meeting debt service requirements and other financing commitments. We had unrestricted cash on hand of $120.9 million as of March 31, 2026 (of which $50.7 million is maintained at foreign subsidiaries). Given our current and forecasted liquidity position, we do not foresee needing access to additional sources of liquidity in the next 12 months.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt, net, as of:

	(In millions)
	Successor
	March 31,	December 31,
	2026	2025
Total current assets	$168.3	$213.6
Total current liabilities	141.1	126.5
Working capital surplus	27.3	87.1
Cash and cash equivalents	120.9	160.3
Current portion of long-term debt, net	26.8	—
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt, net	$(66.8)	$(73.2)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to our balance sheet working capital deficit, excluding cash and cash equivalents and current portion of long-term debt, net, as of:

	(In millions)
	Successor
	March 31,	December 31,
	2026	2025
Operational liabilities and other, net of assets	$30.8	$44.3
Deferred revenue	26.7	28.6
Portion of operating lease liabilities due within one year	1.2	1.3
Prepaid income taxes	3.3	8.1
Accrued interest	1.1	1.1
Income taxes payable	10.3	6.0
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt, net	$(66.8)	$(73.2)

Note: Totals may not sum due to rounding.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	(In millions)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Net cash (used for) provided by operating activities	$(33.5)	$15.0
Net cash used for investing activities	$(5.8)	$(3.2)
Net cash provided by financing activities	$—	$171.2

Operating Activities

Net cash used for operating activities was $33.5 million for the three months ended March 31, 2026 (Successor) and net cash provided by operating activities was $15.0 million for the three months ended March 29, 2025 (Predecessor). The change in net cash (used for) provided by operating activities was primarily attributable to a decrease in accounts payable and accrued liabilities due to the timing of payments and an increase in marketing spend.

Investing Activities

Net cash used for investing activities was $5.8 million for the three months ended March 31, 2026 (Successor) and $3.2 million for the three months ended March 29, 2025 (Predecessor). The change in net cash used for investing activities was primarily attributable to an increase in capitalized software and website development expenditures.

Financing Activities

There were no financing cash flows for the three months ended March 31, 2026 (Successor). Net cash provided by financing activities was $171.2 million for the three months ended March 29, 2025 (Predecessor), which was primarily attributable to borrowings on the Prepetition Revolving Credit Facility.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations as of March 31, 2026 (Successor):

(In millions)

Successor
March 31,
2026
New Term Loan Facility due June 24, 2030	$465.0
Less: Current portion	(26.8)
Less: Unamortized deferred financing costs	(1.1)
Plus: Unamortized debt premium	1.5
Total long-term debt	$438.6

Note: Totals may not sum due to rounding.

Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt premium, amounted to $12.2 million for the three months ended March 31, 2026 (Successor). Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $28.2 million for the three months ended March 29, 2025 (Predecessor).

As of March 31, 2026 (Successor) and December 31, 2025 (Successor), our debt consisted of variable-rate instruments. The weighted average interest rate (which includes amortization of deferred financing costs and debt premium) on our outstanding debt was approximately 10.46% and 10.91% per annum at March 31, 2026 (Successor) and December 31, 2025 (Successor), respectively, based on interest rates on these dates.

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

We are required to prepay (a) 100% of the unrestricted cash held by us and our subsidiaries in excess of $100.0 million applicable to the last 10 calendar days of the first quarter of each fiscal year, (b) 100% of the proceeds from the sale of certain assets and proceeds of certain casualty events, and (c) 100% of incurrence of any new debt proceeds unless such incurrence is permitted under the credit agreement. Other than the mandatory prepayments of excess unrestricted cash as described above, we are also required to pay a prepayment premium of: (a) for the first eighteen months following the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility in excess of $200.0 million, (b) from the eighteen-month anniversary of the Emergence Date to the second anniversary of the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility, and (c) from the second anniversary of the Emergence Date to the third anniversary of the Emergence Date, 1.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility. All prepayments of the principal balance of outstanding loans under the New Term Loan Facility are subject to customary “breakage” costs with respect to Term SOFR loans under the New Term Loan Facility. Accordingly, we classified $26.8 million in aggregate principal as a current liability on our unaudited consolidated balance sheet at March 31, 2026 (Successor) for the annual cash sweep prepayment amount, which is due to be paid on June 24, 2026.

On April 27, 2026, we commenced a voluntary solicitation for prepayment of up to $10.0 million in cash to prepay a portion of our New Term Loan Facility at a discount. The solicitation expired on April 30, 2026 and was fully subscribed at 68.5% of par. As a result, we expect the repayment to reduce the outstanding principal on our New Term Loan Facility by $14.6 million.

Refer to “—Emergence from Bankruptcy” for additional information.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock, which allows for shares to be purchased from time to time in the open market or through privately negotiated transactions and has no expiration date. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program, of which $208.9 million remained unutilized as of March 31, 2026 (Successor). During the three months ended March 31, 2026 (Successor) and the three months ended March 29, 2025 (Predecessor), we repurchased no shares of our common stock under this program. Notwithstanding the foregoing terms, we do not expect to conduct any repurchases of our common stock under this pre-bankruptcy authorized share repurchase program. We expect future share repurchases, if any, to be made under a new or modified share repurchase program authorized by our Board of Directors. Any future determination to enact a share repurchase program will be made at the sole discretion of our Board of Directors, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the applicable provisions of Virginia law and such other factors our Board of Directors may deem relevant. In addition, our ability to repurchase shares of our common stock may be limited by covenants in our existing indebtedness agreements and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

EBITDA and Adjusted EBITDA

The table below sets forth the reconciliations for EBITDA and Adjusted EBITDA, each a non-GAAP financial measure, to net loss, the most comparable GAAP financial measure, for the three months ended March 31, 2026 (Successor) and the three months ended March 29, 2025 (Predecessor):

	(In millions)
	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2026	March 29, 2025
Net loss	$(52.0)	$(72.6)
Interest	11.5	27.6
Taxes	10.8	22.6
Depreciation and amortization expenses	25.9	6.9
Share-based compensation expense	0.7	0.9
EBITDA	$(3.1)	$(14.6)
Franchise rights acquired impairments	—	27.5
Transaction costs	—	10.8
Restructuring charges (1)	0.5	1.0
Non-CEO executive separation expenses	1.6	—
Other (2)	(0.7)	2.2
Adjusted EBITDA	$(1.8)	$26.9

Note: Totals may not sum due to rounding.

(1)
Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include the 2025 Plan, the 2024 Plan and the 2023 Plan. Refer to Note 13 “Restructuring” of the Consolidated Financial Statements for additional information.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2026 (Successor), the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2025 have not materially changed from December 31, 2025 (Successor).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers (members of the Interim Office of the Chief Executive) and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers (members of the Interim Office of the Chief Executive) and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, the end of the first quarter of fiscal 2026. Based upon that evaluation and subject to the foregoing, our principal executive officers (members of the Interim Office of the Chief Executive) and our principal financial officer concluded that, as of the end of the first quarter of fiscal 2026, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to Note 9 “Legal” of the Notes to the Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2025 other than as set forth below.

We are undergoing a chief executive officer transition, which could cause disruption to our business, and our failure to appoint a new chief executive officer with the required level of experience and expertise in a timely manner could have an adverse impact on our operations and business strategy as well as the public or market perception of our business.

In March 2026, Tara Comonte resigned as President and Chief Executive Officer of the Company. Effective April 3, 2026, the Company’s Board of Directors appointed Felicia DellaFortuna, our Chief Financial Officer, and Jonathan Volkmann, our Chief Operations Officer, to serve as members of the Interim Office of the Chief Executive until such time as the Company appoints a permanent President and Chief Executive Officer. We are in the process of searching for a new chief executive officer. However, if we are unsuccessful in appointing a chief executive officer with the required level of experience and expertise in a timely manner, our operations and business strategy could be materially and adversely affected. Any significant leadership change or executive management transition involves inherent risk and can be difficult to manage. It may involve a diversion of resources and management attention, be disruptive to our daily operations, make it more difficult to hire and retain key employees, impact public or market perception or hinder progress on key strategic initiatives, any of which could have a negative impact on our business or stock price.

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites and platforms, subscription product offerings, and other services and products such as the recurring billing system associated with our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects or misconfigurations, and such vulnerabilities may only become apparent after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service (DOS) attacks, which are negatively impacting companies. Cyber threats and the techniques used in cyber-attacks are becoming more sophisticated and evolving rapidly, particularly through the use of advanced artificial intelligence techniques, which are already accelerating vulnerability discovery, social engineering, and attack automation. While longer-term risks may emerge from advances in computational capabilities such as quantum computing, these are not expected to impact our systems in the near term. Cyber-attacks can originate from a variety of sources, including third-parties affiliated with foreign governments, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Disruptions in our websites, apps, services and products or network systems could result from a number of factors, including unknown technical defects, insufficient capacity, the failure of our third-party providers to provide continuous and uninterrupted service and unusual volume in traffic for our platforms. Such disruptions would be most impactful if they occurred during peak activity periods and may impact accessibility to our services and products. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, and we deploy multiple parallel instances of our applications across multiple computer resources, we do not have a fully redundant system that includes an instantaneous recovery capability. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner, and such system downtime could have an adverse impact on our business.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended March 31, 2026, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5-1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

ITEM 6. EXHIBITS

Exhibit Number	Description

**Exhibit 2.1

First Amended Joint Prepackaged Plan of Reorganization, dated May 30, 2025 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on June 2, 2025 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 2.2	Amended Plan Supplement, dated June 12, 2025 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on June 12, 2025 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 2.3	Confirmation Order, dated June 17, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed on June 18, 2025 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 3.1

Second Amended and Restated Bylaws of WW International, Inc. (effective as of April 3, 2026) (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed on April 3, 2026 (File No. 001-16769), and incorporated herein by reference).

†*Exhibit 10.1	Separation Agreement and Mutual Release, dated March 31, 2026, by and between WW International, Inc. and Jacqueline Cooke.

*Exhibit 31.1	Rule 13a-14(a) Certification by Felicia DellaFortuna, Chief Financial Officer and Member, Interim Office of the Chief Executive.

*Exhibit 31.2	Rule 13a-14(a) Certification by Jonathan Volkmann, Chief Operations Officer and Member, Interim Office of the Chief Executive.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

† Represents a management arrangement or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2026	By:	/s/ Felicia DellaFortuna
Felicia DellaFortuna
Chief Financial Officer and Member, Interim Office of the Chief Executive (Principal Executive Officer and Principal Financial Officer)