Form 10-Q
period 2026-06-30
WW INTERNATIONAL, INC.
filed 2026-08-05
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of common stock outstanding as of July 30, 2026 was 9,998,760.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	Successor
	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,497	$160,279
Restricted cash	5,796	6,298
Receivables (net of allowances: June 30, 2026 - $1,985 and December 31, 2025 - $1,651)	15,923	16,378
Prepaid income taxes	6,573	8,097
Prepaid marketing and advertising	3,079	9,275
Prepaid expenses and other current assets	14,017	13,277
TOTAL CURRENT ASSETS	146,885	213,604
Property and equipment, net	6,886	8,115
Operating lease assets	2,148	2,933
Goodwill	199,910	200,135
Other intangible assets, net	453,289	490,664
Deferred income taxes	16,068	16,482
Other noncurrent assets	15,256	14,825
TOTAL ASSETS	$840,442	$946,758
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$991	$1,260
Accounts payable	22,537	9,212
Salaries and wages payable	20,366	34,375
Accrued marketing and advertising	12,238	22,985
Accrued interest	867	1,084
Other accrued liabilities	21,527	23,049
Income taxes payable	2,333	6,006
Deferred revenue	25,215	28,565
TOTAL CURRENT LIABILITIES	106,074	126,536
Long-term debt, net	423,995	465,466
Long-term operating lease liabilities	1,325	1,893
Deferred income taxes	29,858	34,021
Other noncurrent liabilities	540	771
TOTAL LIABILITIES	561,792	628,687
EQUITY
Successor common stock, $0 par value; 1,000,000 shares authorized; 9,999 shares issued at June 30, 2026 and 9,992 shares issued at December 31, 2025	379,690	378,777
Accumulated deficit	(100,021)	(62,095)
Accumulated other comprehensive (loss) income	(1,019)	1,389
TOTAL EQUITY	278,650	318,071
TOTAL LIABILITIES AND TOTAL EQUITY	$840,442	$946,758

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	March 30, 2025
	June 30, 2026	through June 30, 2025	through June 24, 2025
Subscription revenue, net	$161,392	$12,078	$175,773
Other revenue, net	932	89	1,224
Revenue, net	162,324	12,167	176,997
Cost of subscription revenue	48,015	3,258	46,439
Cost of other revenue	167	—	50
Cost of revenue	48,182	3,258	46,489
Gross profit	114,142	8,909	130,508
Marketing expenses	47,875	2,784	32,093
Product development expenses	6,441	686	14,160
Selling, general and administrative expenses	50,352	2,853	42,851
Operating income	9,474	2,586	41,404
Reorganization items, net	—	—	(1,143,918)
Interest expense	11,588	923	11,061
Gain on extinguishment of debt	(4,612)	—	—
Other (income) expense, net	(421)	932	4,478
Income before income taxes	2,919	731	1,169,782
Benefit from income taxes	(11,155)	(523)	(20,906)
Net income	$14,074	$1,254	$1,190,688
Earnings per share
Basic	$1.41	$0.13	$14.81
Diluted	$1.41	$0.13	$14.67
Weighted average common shares outstanding
Basic	9,999	9,987	80,419
Diluted	10,001	9,987	81,165

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Subscription revenue, net	$328,749	$12,078	$360,953
Other revenue, net	1,836	89	2,615
Revenue, net	330,585	12,167	363,568
Cost of subscription revenue	97,460	3,258	100,026
Cost of other revenue	310	—	158
Cost of revenue	97,770	3,258	100,184
Gross profit	232,815	8,909	263,384
Marketing expenses	140,809	2,784	110,871
Product development expenses	14,534	686	25,281
Selling, general and administrative expenses	98,436	2,853	78,480
Franchise rights acquired impairments	—	—	27,549
Operating (loss) income	(20,964)	2,586	21,203
Reorganization items, net	—	—	(1,143,918)
Interest expense	23,064	923	38,664
Gain on extinguishment of debt	(4,612)	—	—
Other (income) expense, net	(1,158)	932	6,685
(Loss) income before income taxes	(38,258)	731	1,119,772
(Benefit from) provision for income taxes	(332)	(523)	1,669
Net (loss) income	$(37,926)	$1,254	$1,118,103
(Net loss) earnings per share
Basic	$(3.79)	$0.13	$13.93
Diluted	$(3.79)	$0.13	$13.80
Weighted average common shares outstanding
Basic	9,998	9,987	80,271
Diluted	9,998	9,987	80,998

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	March 30, 2025
	June 30, 2026	through June 30, 2025	through June 24, 2025
Net income	$14,074	$1,254	$1,190,688
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1,379)	1,182	7,444
Income tax expense on foreign currency translation (loss) gain	—	—	—
Foreign currency translation (loss) gain, net of taxes	(1,379)	1,182	7,444
Total other comprehensive (loss) income	(1,379)	1,182	7,444
Comprehensive income	$12,695	$2,436	$1,198,132

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Net (loss) income	$(37,926)	$1,254	$1,118,103
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,408)	1,182	10,706
Income tax expense on foreign currency translation (loss) gain	—	—	—
Foreign currency translation (loss) gain, net of taxes	(2,408)	1,182	10,706
Total other comprehensive (loss) income	(2,408)	1,182	10,706
Comprehensive (loss) income	$(40,334)	$2,436	$1,128,809

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Equity (Deficit)

(IN THOUSANDS)

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	(Loss) Income	Earnings	Total
Balance at March 29, 2025 (Predecessor)	—	$—	130,048	$—	49,788	$(3,015,138)	$(22,570)	$1,854,785	$(1,182,923)
Comprehensive income	—	—	—	—	—	—	7,444	1,190,688	1,198,132
Issuance of treasury stock under stock plans	—	—	—	—	(330)	14,974	—	(15,026)	(52)
Compensation expense on share-based awards	—	—	—	—	—	—	—	3,173	3,173
Cancellation of Predecessor equity	—	—	(130,048)	—	(49,458)	3,000,164	15,126	(3,033,620)	(18,330)
Issuance of Successor equity	9,987	378,533	—	—	—	—	—	—	378,533
Balance at June 24, 2025 (Predecessor)	9,987	$378,533	—	$—	—	$—	$—	$—	$378,533

Balance at June 25, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$—	$—	378,533
Comprehensive income	—	—	—	—	—	—	1,182	1,254	2,436
Balance at June 30, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$1,182	$1,254	$380,969

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Deficit	Total
Balance at March 31, 2026 (Successor)	9,996	$379,306	—	$—	—	$—	$360	$(114,095)	$265,571
Comprehensive income (loss)	—	—	—	—	—	—	(1,379)	14,074	12,695
Compensation expense on share-based awards	3	384	—	—	—	—	—	—	384
Balance at June 30, 2026 (Successor)	9,999	$379,690	—	$—	—	$—	$(1,019)	$(100,021)	$278,650

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Equity (Deficit)

(IN THOUSANDS)

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	(Loss) Income	Earnings	Total
Balance at December 28, 2024 (Predecessor)	—	$—	130,048	$—	49,997	$(3,024,710)	$(25,832)	$1,936,170	$(1,114,372)
Comprehensive income	—	—	—	—	—	—	10,706	1,118,103	1,128,809
Issuance of treasury stock under stock plans	—	—	—	—	(539)	24,546	—	(24,685)	(139)
Compensation expense on share-based awards	—	—	—	—	—	—	—	4,032	4,032
Cancellation of Predecessor equity	—	—	(130,048)	—	(49,458)	3,000,164	15,126	(3,033,620)	(18,330)
Issuance of Successor equity	9,987	378,533	—	—	—	—	—	—	378,533
Balance at June 24, 2025 (Predecessor)	9,987	$378,533	—	$—	—	$—	$—	$—	$378,533

Balance at June 25, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$—	$—	$378,533
Comprehensive income	—	—	—	—	—	—	1,182	1,254	2,436
Balance at June 30, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$1,182	$1,254	$380,969

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Total
Balance at December 31, 2025 (Successor)	9,992	$378,777	—	$—	—	$—	$1,389	$(62,095)	$318,071
Comprehensive loss	—	—	—	—	—	—	(2,408)	(37,926)	(40,334)
Compensation expense on share-based awards	7	913	—	—	—	—	—	—	913
Balance at June 30, 2026 (Successor)	9,999	$379,690	—	$—	—	$—	$(1,019)	$(100,021)	$278,650

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Operating activities:
Net (loss) income	$(37,926)	$1,254	$1,118,103
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities:
Depreciation and amortization	51,802	1,681	14,201
Amortization of deferred financing costs and debt (premium) discount, net	(51)	—	1,766
Impairment of franchise rights acquired	—	—	27,549
Impairment of long-lived assets	3	—	97
Share-based compensation expense	840	—	4,032
Deferred tax (benefit) provision	(4,259)	—	26,232	(1)
Allowance for doubtful accounts	27	—	(1,131)
Foreign currency exchange rate (gain) loss	(1,059)	933	6,717
Non-cash reorganization items, net	—	—	(1,176,532)
Gain on extinguishment of debt	(4,612)	—	—
Changes in cash due to:
Receivables	227	466	4,280
Prepaid expenses	6,978	586	(31,281)
Accounts payable	12,357	406	(8,237)
Accrued liabilities	(26,171)	6,178	15,084
Deferred revenue	(3,178)	47	(2,914)
Other long-term assets and liabilities, net	(599)	—	(2,234)
Income taxes	(3,654)	(43)	(30,155)	(1)
Cash (used for) provided by operating activities	(9,275)	11,508	(34,423)
Investing activities:
Capital expenditures	—	—	(87)
Capitalized software and website development expenditures	(11,935)	(188)	(6,253)
Other items, net	—	—	(1)
Cash used for investing activities	(11,935)	(188)	(6,341)
Financing activities:
Borrowings on revolving credit facility	—	—	171,341
Financing costs	—	—	(1,298)
Payments on long-term debt	(36,808)	—	—
Taxes paid related to net share settlement of equity awards	—	—	(145)
Cash paid for acquisitions	—	—	(16,000)
Cash (used for) provided by financing activities	(36,808)	—	153,898
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,266)	544	3,966
Net (decrease) increase in cash and cash equivalents and restricted cash	(59,284)	11,864	117,100
Cash and cash equivalents and restricted cash, beginning of period	166,577	173,620	56,520
Cash and cash equivalents and restricted cash, end of period	$107,293	$185,484	$173,620

(1)
In the fourth quarter of fiscal 2025, the Successor Company identified and corrected a $30,735 misclassification between the deferred tax (benefit) provision line and the changes in cash due to income taxes line within the operating cash flows section of the consolidated statement of cash flows for the period from December 29, 2024 through June 24, 2025 (Predecessor). The impact of correcting this misclassification resulted in no change to total operating cash flows and is not considered material. Refer to Note 1 “Basis of Presentation” in these Consolidated Financial Statements for further details on references to “Predecessor” and “Successor.”

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc., all of its subsidiaries and the variable interest entities of which WW International, Inc. is the primary beneficiary. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Behavioral” business refers to providing subscriptions to the Company’s digital product offerings with the option to add on unlimited access to the Company’s workshops. The Company’s “Clinical” business refers to providing subscriptions to the Company’s clinical product offerings provided by Weight Watchers Clinic and third parties combined with the Company’s digital subscription product offerings and unlimited access to the Company’s workshops.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and assumptions. While all available information has been considered, actual amounts could differ from those estimates. These estimates and assumptions may change as new events occur and additional information is obtained, and such future changes may have an adverse impact on the Company’s results of operations, financial position and liquidity. The consolidated financial statements include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments, including those of a normal recurring nature, necessary for a fair statement of the interim results presented.

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

Liquidity

As noted above, the Debtors voluntarily commenced and completed a prepackaged bankruptcy filing under Chapter 11 of the Bankruptcy Code to restructure the Company’s debt and allow increased operating cash flow for funding its operations and strategic initiatives. The Company has experienced and expects to continue to experience significant market disruption and competitive pressures, and shifts in consumer behavior in the weight loss category. This includes a rapid adoption of GLP-1 and other medications available as weight-loss options, an evolving regulatory landscape, and significantly increased competition from new entrants. These factors have negatively impacted the Company’s business. While the Clinical business is growing, it has not yet been able to offset the declines in the Behavioral business, resulting in decreased revenue overall. Further, the Company has historically had recurring net losses.

The Company’s principal sources of liquidity are cash and cash equivalents and cash flows from operations. The Company’s primary cash needs are funding its operations and global strategic initiatives, meeting debt service requirements and other financing commitments. The Company had unrestricted cash on hand of $101,497 as of June 30, 2026 (Successor). Given the Company’s current and forecasted liquidity position, it does not foresee needing access to additional sources of liquidity in the next 12 months.

2.
Leases

The Company’s lease assets and lease liabilities for its studios and corporate offices were as follows:

	Successor
	June 30,	December 31,
	2026	2025
Assets:
Operating leases	$2,148	$2,933
Total lease assets	$2,148	$2,933

Liabilities:
Current
Operating leases	$991	$1,260
Noncurrent
Operating leases	1,325	1,893
Total lease liabilities	$2,316	$3,153

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The components of the Company’s lease cost were as follows:

	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	March 30, 2025
	June 30, 2026	through June 30, 2025	through June 24, 2025
Operating lease cost:
Fixed lease cost	$442	$17	$3,114
Lease termination cost	—	—	740
Variable lease cost	—	—	2
Total operating lease cost	$442	$17	$3,856

	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Operating lease cost:
Fixed lease cost	$886	$17	$6,574
Lease termination cost	—	—	740
Variable lease cost	—	—	4
Total operating lease cost	$886	$17	$7,318

The Company recorded sublease income for the three months ended June 30, 2026 (Successor) and the period from March 30, 2025 through June 24, 2025 (Predecessor) of $170 and $1,086, respectively, as an offset to selling, general and administrative expenses. The Company recorded sublease income for the six months ended June 30, 2026 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor) of $342 and $2,205, respectively, as an offset to selling, general and administrative expenses.

The Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	Successor
	June 30,	December 31,
	2026	2025
Weighted Average Remaining Lease Term (years)
Operating leases	2.45	2.69

Weighted Average Discount Rate
Operating leases	9.46	9.42

The Company’s leases have remaining lease terms of 0 to 3 years with a weighted average lease term of 2.45 years at June 30, 2026 (Successor).

At June 30, 2026 (Successor), the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter were as follows:

Operating Leases
Remainder of fiscal 2026	$568
Fiscal 2027	979
Fiscal 2028	664
Fiscal 2029	415
Fiscal 2030	—
Fiscal 2031	—
Thereafter	—
Total lease payments	$2,626
Less imputed interest	310
Present value of lease liabilities	$2,316

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Supplemental cash flow information related to leases were as follows:

	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$973	$—	$7,160
Operating cash flows from finance leases	$—	$—	$—
Financing cash flows from finance leases	$—	$—	$—

Lease assets modified in exchange for modified operating lease liabilities	$—	$—	$(34,172)
Lease assets obtained in exchange for new finance lease liabilities	$—	$—	$—

3.
Revenue

The following tables present the Company’s revenue disaggregated by revenue source:

	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	March 30, 2025
	June 30, 2026	through June 30, 2025	through June 24, 2025
Behavioral Subscription Revenue	$121,486	$10,345	$146,913
Clinical Subscription Revenue	39,906	1,733	28,860
Subscription Revenue, net	$161,392	$12,078	$175,773
Other Revenue, net	932	89	1,224
Revenue, net	$162,324	$12,167	$176,997

	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Behavioral Subscription Revenue	$250,010	$10,345	$302,636
Clinical Subscription Revenue	78,739	1,733	58,317
Subscription Revenue, net	$328,749	$12,078	$360,953
Other Revenue, net	1,836	89	2,615
Revenue, net	$330,585	$12,167	$363,568

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

	Deferred Revenue	Deferred Revenue
	Current	Long-Term
Balance as of December 28, 2024 (Predecessor)	$31,655	$93
Net decrease during the period	(1,873)	(8)
Balance as of June 24, 2025 (Predecessor)	$29,782	$85

Balance as of June 25, 2025 (Successor)	$29,782	$85
Net increase during the period	172	—
Balance as of June 30, 2025 (Successor)	$29,954	$85

	Deferred Revenue	Deferred Revenue
	Current	Long-Term
Balance as of December 31, 2025 (Successor)	$28,565	$55
Net decrease during the period	(3,350)	(47)
Balance as of June 30, 2026 (Successor)	$25,215	$8

Revenue recognized from amounts included in current deferred revenue as of December 28, 2024 (Predecessor) was $26,934 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $232 for the period from June 25, 2025 through June 30, 2025 (Successor). Revenue recognized from amounts included in current deferred revenue as of December 31, 2025 (Successor) was $25,155 for the six months ended June 30, 2026 (Successor).

4.
Goodwill and Other Intangible Assets

Goodwill

The change in the carrying value of goodwill was as follows:

Balance as of December 28, 2024 (Predecessor)	$239,583
Effect of exchange rate changes	2,839
Balance as of June 24, 2025 (Predecessor) - Prior to fresh start accounting	$242,422
Fresh start accounting adjustments	(43,369)
Balance as of June 24, 2025 (Predecessor)	$199,053

Balance as of June 25, 2025 (Successor)	$199,053
Goodwill acquired during the period	1,020
Effect of exchange rate changes	62
Balance as of December 31, 2025 (Successor)	$200,135
Effect of exchange rate changes	(225)
Balance as of June 30, 2026 (Successor)	$199,910

Goodwill Impairment

The Company reviews goodwill for potential impairment on at least an annual basis or more often if events so require. The Company performed its annual fair value impairment testing for fiscal 2026 and fiscal 2025 on May 1, 2026 (Successor) and May 4, 2025 (Predecessor), respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Based on the results of the annual goodwill impairment test performed for the Company’s Behavioral and Clinical reporting units, which held 81.0% and 19.0% of the Company’s goodwill as of May 1, 2026 (Successor), respectively, the Company concluded that no goodwill impairment existed as of May 1, 2026 (Successor). However, the Company identified its Behavioral reporting unit as being at risk for impairment, as the estimated fair value of this reporting unit exceeded its respective carrying value by less than 10% as of May 1, 2026 (Successor).

The Company also conducted an interim goodwill impairment test for its Behavioral and Clinical reporting units during the three months ended March 31, 2026 (Successor) because various qualitative and quantitative factors collectively indicated a triggering event had occurred. Based on the results of the interim impairment test, the Company concluded that no goodwill impairment existed as of March 31, 2026 (Successor).

In performing the annual goodwill impairment test as of May 4, 2025 (Predecessor), the Company determined that the carrying values of its goodwill reporting units did not exceed their respective fair values and, therefore, no impairment existed.

The Company also conducted an interim goodwill impairment test for its Behavioral and Clinical reporting units during the three months ended March 29, 2025 (Predecessor) because various qualitative and quantitative factors collectively indicated a triggering event had occurred. Based on the results of the interim impairment test, the Company concluded that no goodwill impairment existed as of March 29, 2025 (Predecessor).

Other Intangible Assets, Net

The components of other intangible assets, net as of June 30, 2026 (Successor) and December 31, 2025 (Successor) were as follows:

	Successor
	June 30,
	2026
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Trade name	Indefinite	$320,000	$—	$320,000
Finite-lived intangible assets:
Database	3 years	46,000	15,585	30,415
Developed technology	3-6 years	70,000	19,821	50,179
Customers/subscribers	1 year	58,000	58,000	—
Customer relationships	6 years	35,000	5,929	29,071
Capitalized software and website development costs	3 years	26,768	3,144	23,624
Total other intangible assets		$555,768	$102,479	$453,289

	Successor
	December 31,
	2025
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Trade name	Indefinite	$320,000	$—	$320,000
Finite-lived intangible assets:
Database	3 years	46,000	7,982	38,018
Developed technology	3-6 years	70,000	10,151	59,849
Customers/subscribers	1 year	58,000	30,192	27,808
Customer relationships	6 years	35,000	3,036	31,964
Capitalized software and website development costs	3 years	13,552	527	13,025
Total other intangible assets		$542,552	$51,888	$490,664

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $25,325 and $50,591 for the three and six months ended June 30, 2026 (Successor), respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $1,623, $6,455 and $12,405 for the period from June 25, 2025 through June 30, 2025 (Successor), the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2026	$25,153
Fiscal 2027	$49,609
Fiscal 2028	$32,939
Fiscal 2029	$11,313
Fiscal 2030	$9,667
Fiscal 2031	$4,608
Thereafter	$—

Other Indefinite-Lived Intangible Assets Impairment

The Company reviews other indefinite-lived intangible assets for potential impairment on at least an annual basis or more often if events so require. As discussed above, the Company performed its annual fair value impairment testing for fiscal 2026 and fiscal 2025 on May 1, 2026 (Successor) and May 4, 2025 (Predecessor), respectively.

Based on the results of the annual impairment test performed for the Company’s trade name indefinite-lived intangible asset, the Company concluded that no impairment existed as of May 1, 2026 (Successor). However, the Company identified its trade name indefinite-lived intangible asset as being at risk for impairment, as the estimated fair value of this asset exceeded its respective carrying value by less than 10% as of May 1, 2026 (Successor).

As discussed above, based on the triggering event indicated during the three months ended March 31, 2026 (Successor), the Company performed an interim impairment test for its trade name indefinite-lived intangible asset. Based on the results of the interim impairment test, the Company concluded that no impairment existed as of March 31, 2026 (Successor).

In performing the annual impairment test as of May 4, 2025 (Predecessor) for the Company’s franchise rights acquired indefinite-lived intangible asset, the Company determined that the carrying value did not exceed its respective fair value and, therefore, no impairment existed.

As discussed above, based on the triggering event indicated during the three months ended March 29, 2025 (Predecessor), the Company performed an interim impairment test for its franchise rights acquired indefinite-lived intangible asset. Based on the results of the interim impairment test, the Company determined that the carrying value of its United States indefinite-lived franchise rights acquired unit of account, which held 100.0% of the Company’s indefinite-lived franchise rights acquired at the March 29, 2025 (Predecessor) balance sheet date, exceeded its fair value. Accordingly, the Company recorded an impairment charge for its United States unit of account of $27,549 in the first quarter of fiscal 2025 (Predecessor). The impairment charge recorded in the first quarter of fiscal 2025 (Predecessor) was driven primarily by the weighted average cost of capital used in the interim impairment tests, reflecting market factors, including higher interest rates and the trading values of the Company’s equity and debt, and, to a lesser extent, business performance in the Behavioral business.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	Successor
	June 30,				December 31,
	2026				2025
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Premium	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Premium	Effective Rate (1)
New Term Loan Facility due June 24, 2030	$423,593	$1,005	$(1,407)	10.47%	$465,000	$1,168	$(1,634)	10.91%
Total	$423,593	$1,005	$(1,407)	10.47%	$465,000	$1,168	$(1,634)	10.91%
Less: Current portion	—				—
Less: Unamortized deferred financing costs	(1,005)				(1,168)
Plus: Unamortized debt premium	1,407				1,634
Total long-term debt	$423,995				$465,466

(1)
Includes amortization of deferred financing costs and debt premium.

Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt premium, amounted to $12,041 and $24,210 for the three and six months ended June 30, 2026 (Successor), respectively. In the period from June 25, 2025 through June 30, 2025 (Successor), total interest expense on long-term debt, inclusive of amortization of deferred financing costs, amounted to $923. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $11,061 and $38,664 for the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), respectively.

As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the Company’s debt consisted of variable-rate instruments. The weighted average interest rate (which includes amortization of deferred financing costs and debt premium) on the Company’s outstanding debt was approximately 10.47% and 10.91% per annum at June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively, based on interest rates on these dates.

Senior Secured Credit Agreement

In connection with the Company’s emergence from bankruptcy, on June 24, 2025 the Company, as borrower, the lenders party thereto, and Wilmington Savings Fund Society, FSB (“WSFS”), as administrative agent, entered into a senior secured credit agreement (the “Senior Secured Credit Agreement”) which provides for a five-year term loan in an aggregate principal amount of $465,000 maturing on June 24, 2030 (the “New Term Loan Facility”). As of June 30, 2026 (Successor), the Company had $423,593 in an aggregate principal amount of loans outstanding under the New Term Loan Facility. Additionally, the Company has $3,409 in issued but undrawn letters of credit outstanding with Bank of America, N.A., which are permitted under the Senior Secured Credit Agreement and issued pursuant to separate reimbursement and cash collateral agreements.

The New Term Loan Facility bears a variable interest rate based on either (1) the sum of (x) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate (as defined in the Senior Secured Credit Agreement), (b) the prime rate announced by WSFS and (c) one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00%; provided that such rate is not lower than a floor of 1.50%, plus (y) 5.80% per annum, or (2) the sum of (x) Term SOFR plus (y) 6.80% per annum, provided that Term SOFR is not lower than a floor of 0.50%. The interest rate in effect for the New Term Loan Facility as of June 30, 2026 (Successor) was 10.53%.

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

In May 2026, the Company made a voluntary prepayment of $10,000 in cash to prepay a portion of its New Term Loan Facility at 68.5% of par, thus reducing the outstanding principal on its New Term Loan Facility by $14,599. As a result of this prepayment, the Company recorded a gain on extinguishment of debt of $4,612 in the second quarter of fiscal 2026.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company is required to prepay (a) 100% of the unrestricted cash held by the Company and its subsidiaries in excess of $100,000 applicable to the last 10 calendar days of the first quarter of each fiscal year, (b) 100% of the proceeds from the sale of certain assets and proceeds of certain casualty events, and (c) 100% of incurrence of any new debt proceeds unless such incurrence is permitted under the credit agreement. Other than the mandatory prepayments of excess unrestricted cash as described above, the Company is also required to pay a prepayment premium of: (a) for the first eighteen months following the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility in excess of $200,000, (b) from the eighteen-month anniversary of the Emergence Date to the second anniversary of the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility, and (c) from the second anniversary of the Emergence Date to the third anniversary of the Emergence Date, 1.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility. All prepayments of the principal balance of outstanding loans under the New Term Loan Facility are subject to customary “breakage” costs with respect to Term SOFR loans under the New Term Loan Facility. The Senior Secured Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, the availability of certain of which are subject to compliance with certain financial ratios, and (3) customary events of default. Accordingly, in June 2026, the Company made its annual cash sweep prepayment of $26,808 to prepay a portion of its New Term Loan Facility at par.

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted earnings (net loss) per share:

	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	March 30, 2025
	June 30, 2026	through June 30, 2025	through June 24, 2025
Numerator:
Net income	$14,074	$1,254	$1,190,688
Denominator:
Weighted average shares of common stock outstanding	9,999	9,987	80,419
Effect of dilutive common stock equivalents	2	—	746
Weighted average diluted common shares outstanding	10,001	9,987	81,165
Earnings per share
Basic	$1.41	$0.13	$14.81
Diluted	$1.41	$0.13	$14.67

	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Numerator:
Net (loss) income	$(37,926)	$1,254	$1,118,103
Denominator:
Weighted average shares of common stock outstanding	9,998	9,987	80,271
Effect of dilutive common stock equivalents	—	—	727
Weighted average diluted common shares outstanding	9,998	9,987	80,998
(Net loss) earnings per share
Basic	$(3.79)	$0.13	$13.93
Diluted	$(3.79)	$0.13	$13.80

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted earnings (net loss) per share was 160 and 228 for the three and six months ended June 30, 2026 (Successor), respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted earnings per share was 0, 6,561 and 7,003 for the period from June 25, 2025 through June 30, 2025 (Successor), the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), respectively.

7.
Income Taxes

The Company historically calculated its interim provision for income taxes by applying an estimated annual effective tax rate (“AETR”) to year-to-date ordinary income or loss. However, for the three and six months ended June 30, 2026 (Successor), the Company determined that small variations in estimated full-year ordinary loss would result in significant, unreliable fluctuations in the estimated AETR. Consequently, pursuant to ASC 740-270, the income tax benefit for the three and six months ended June 30, 2026 (Successor) was computed using a discrete effective tax rate method applied to actual year-to-date results.

For the three and six months ended June 30, 2026 (Successor), the Company recorded a tax benefit of $11,155 and $332, respectively. The primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate for the three and six months ended June 30, 2026 (Successor) was the Company’s valuation allowance on its interest limitation carryforward.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company recorded a tax benefit of $523 for the period from June 25, 2025 through June 30, 2025 (Successor), a tax benefit of $20,906 for the period from March 30, 2025 through June 24, 2025 (Predecessor) and tax expense of $1,669 for the period from December 29, 2024 through June 24, 2025 (Predecessor). For the three and six months ended June 30, 2025, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was the Company’s valuation allowance on its deferred tax assets as well as discrete items related to the Company’s bankruptcy proceedings during both the Predecessor (ending June 24, 2025) and Successor (ending June 30, 2025) periods.

The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduced a global minimum tax of 15% applicable to large multinational corporations, did not have an impact during the three and six months ended June 30, 2026 (Successor). In addition, the One Big Beautiful Bill Act that was signed into law on July 4, 2025 in the U.S., which contains a broad range of tax reform provisions affecting businesses, did not have a material impact on the Company’s consolidated financial statements.

8.
Cash Flow Information

The following table presents the Company’s cash and cash equivalents and restricted cash by balance sheet location:

	Successor
	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$101,497	$160,279
Restricted cash	5,796	6,298
Total cash and cash equivalents and restricted cash	$107,293	$166,577

The Company’s restricted cash at June 30, 2026 (Successor) and December 31, 2025 (Successor) consisted of cash held in escrow accounts in connection with letters of credit and processor payments.

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

10.
Segment and Geographic Data

The Company operates as one operating segment. Following the departure of the Company’s Chief Executive Officer in March 2026, the Company’s chief operating decision maker (“CODM”) became its Interim Office of the Chief Executive, comprised of the Chief Financial Officer and Chief Operations Officer. The CODM reviews financial information presented on a consolidated basis. The CODM uses net income (loss) to assess financial performance and allocate resources. Significant expenses within net income (loss) include cost of revenue, marketing expenses, product development expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include reorganization items, net, interest expense, gain on extinguishment of debt, other expense (income), net, and provision for (benefit from) income taxes, as applicable.

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

Fair Value of Financial Instruments

The fair value of the Company’s New Term Loan Facility was determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of June 30, 2026 (Successor) and December 31, 2025 (Successor), the fair value of the Company’s New Term Loan Facility was approximately $317,191 and $412,236, respectively, as compared to the carrying value (excluding the debt premium and deferred financing costs) of $423,593 and $465,000, respectively.

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the three and six months ended June 30, 2026 (Successor).

12.
Accumulated Other Comprehensive Income (Loss)

Amounts reclassified out of accumulated other comprehensive income (loss) were as follows:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

(Loss) Gain on Foreign Currency Translation
Balance as of December 28, 2024 (Predecessor)	$(25,832)
Other comprehensive income, net of tax	10,706
Fresh start accounting adjustments	15,126
Balance as of June 24, 2025 (Predecessor)	$—

Balance as of June 25, 2025 (Successor)	$—
Other comprehensive income, net of tax	1,182
Balance as of June 30, 2025 (Successor)	$1,182

(1)
Amounts in parentheses indicate debits

Gain (Loss) on Foreign Currency Translation
Balance as of December 31, 2025 (Successor)	$1,389
Other comprehensive loss, net of tax	(2,408)
Balance as of June 30, 2026 (Successor)	$(1,019)

(1)
Amounts in parentheses indicate debits

13.
Restructuring

2025 Plan

As previously disclosed, in the fourth quarter of fiscal 2025 (Successor), the Company committed to a plan of reduction in force that has resulted in the elimination of certain positions and the termination of employment for certain employees worldwide in order to further streamline the Company’s operations (the “2025 Plan”). The cumulative amount incurred as of June 30, 2026 (Successor) related to the aggregate 2025 Plan is $8,975, consisting of employee termination benefit costs of $8,744 and other cash restructuring charges of $231. The Company fully executed the 2025 Plan during the first quarter of fiscal 2026 (Successor).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For the three and six months ended June 30, 2026 (Successor), the components of the Company’s restructuring charges for the 2025 Plan were as follows:

	Successor
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Restructuring charges:
Employee termination benefit costs	$7	$349
Other cash restructuring charges	21	147
Total restructuring charges	$28	$496

For the three and six months ended June 30, 2026 (Successor), restructuring charges for the 2025 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Successor
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Cost of revenue	$—	$(65)
Selling, general and administrative expenses	28	561
Total restructuring charges	$28	$496

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses on the Company’s consolidated balance sheets:

	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of June 25, 2025 (Successor)	$—	$—	$—
Charges	8,395	84	8,479
Payments	(670)	(84)	(754)
Balance as of December 31, 2025 (Successor)	$7,725	$—	$7,725
Charges	221	147	368
Payments	(7,259)	(147)	(7,406)
Change in estimate	128	—	128
Balance as of June 30, 2026 (Successor)	$815	$—	$815

At June 30, 2026 (Successor), the Company expects the remaining employee termination benefit liability to be paid in full by the end of fiscal 2026.

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
•
the effectiveness and efficiency of our advertising and marketing programs across multiple platforms, including digital marketing and social media platforms;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements. We have one reportable segment for the purpose of making operational and resource decisions and assessing financial performance. Our “Behavioral” business refers to providing subscriptions to our digital product offerings with the option to add on unlimited access to our workshops. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by Weight Watchers Clinic and third parties combined with our digital subscription product offerings and unlimited access to our workshops.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this Quarterly Report on Form 10-Q the following non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization expenses and share-based compensation expense (“EBITDA”); and EBITDA adjusted for goodwill and other indefinite-lived intangible asset impairments, reorganization items, net, gain on extinguishment of debt, transaction costs related to strategic alternatives and Chapter 11 financial reorganization, net restructuring charges, non-recurring expenses in connection with the management of certain executive matters, and other items as indicated in the reconciliations below that management believes are not indicative of ongoing operations, as applicable, (“Adjusted EBITDA”). See “—Liquidity and Capital Resources—EBITDA and Adjusted EBITDA” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case.

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

Goodwill and Other Intangible Assets Impairment Tests

We review goodwill and other indefinite-lived intangible assets for potential impairment on at least an annual basis or more often if events so require. We performed our annual fair value impairment testing for fiscal 2026 on May 1, 2026 (Successor). Impairment is assessed by examining underlying assumptions used to determine fair value including projections of future cash flows, revenue growth rates, operating income margins and discount rates. We also considered the trading value of both our equity and debt. If we determine that it is more likely than not that our intangible assets may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.

Based on the results of the annual goodwill impairment test performed for our Behavioral and Clinical reporting units, which held 81.0% and 19.0% of our goodwill as of May 1, 2026 (Successor), respectively, we concluded that no goodwill impairment existed as of May 1, 2026 (Successor). However, we identified our Behavioral reporting unit as being at risk for impairment, as the estimated fair value of this reporting unit exceeded its respective carrying value by less than 10% as of May 1, 2026 (Successor).

Based on the results of the annual impairment test performed for our trade name indefinite-lived intangible asset, we concluded that no impairment existed as of May 1, 2026 (Successor). However, we identified our trade name indefinite-lived intangible asset as being at risk for impairment, as the estimated fair value of this asset exceeded its respective carrying value by less than 10% as of May 1, 2026 (Successor).

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

Based on the results of the interim goodwill impairment test performed for our Behavioral and Clinical reporting units and the interim impairment test performed for our trade name indefinite-lived intangible asset, we concluded that no impairments existed as of March 31, 2026 (Successor).

The fair value estimates for our reporting units are sensitive to changes in key assumptions. Adverse changes in the macroeconomic environment, discount rates, forecasted operating results, or other valuation assumptions, as well as further declines in our stock price or market capitalization, could result in goodwill and other indefinite-lived intangible assets impairments in future periods. We continue to monitor our reporting units for interim impairment indicators. These risks are further described in “Item 1A. Risk Factors” of our 2025 Annual Report on Form 10‑K. For additional information regarding our goodwill and other indefinite-lived intangible assets impairment testing methodology and key assumptions, refer to the Critical Accounting Estimates section included in Item 7 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 (Successor).

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
•
Gross profit and gross margin.

RESULTS OF OPERATIONS

The table below sets forth selected financial information from our consolidated statements of operations for the periods presented:

	(In millions, except per share amounts and percentages)
	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	March 30, 2025
	June 30, 2026	through June 30, 2025	through June 24, 2025
Revenue, net	$162.3	$12.2	$177.0
Cost of revenue	48.2	3.3	46.5
Gross profit	114.1	8.9	130.5
Gross Margin %	70.3%	73.2%	73.7%

Marketing expenses	47.9	2.8	32.1
Product development expenses	6.4	0.7	14.2
Selling, general & administrative expenses	50.4	2.9	42.9
Operating income	9.5	2.6	41.4
Operating Income Margin %	5.8%	21.3%	23.4%

Reorganization items, net	—	—	(1,143.9)
Interest expense	11.6	0.9	11.1
Gain on extinguishment of debt	(4.6)	—	—
Other (income) expense, net	(0.4)	0.9	4.5
Income before income taxes	2.9	0.7	1,169.8

Benefit from income taxes	(11.2)	(0.5)	(20.9)
Net income	$14.1	$1.3	$1,190.7

Weighted average diluted shares outstanding	10.0	10.0	81.2
Diluted earnings per share	$1.41	$0.13	$14.67

Note: Totals may not sum due to rounding.

Included within the operating results are the impact of transaction costs related to strategic alternatives and Chapter 11 financial reorganization, the impact of depreciation and amortization expenses, the net impact of restructuring charges, the impact of share-based compensation expense, and the impact of non-recurring expenses in connection with the management of certain executive matters, as applicable, which are further detailed below.

Transaction Costs

Certain non-recurring transaction costs related to strategic alternatives and Chapter 11 financial reorganization are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	March 30, 2025
	June 30, 2026	through June 30, 2025	through June 24, 2025
Transaction costs:
Selling, general and administrative expenses	$—	$0.2	$10.0
Total transaction costs	$—	$0.2	$10.0

Depreciation and Amortization Expenses

Depreciation and amortization expenses are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	March 30, 2025
	June 30, 2026	through June 30, 2025	through June 24, 2025
Depreciation and amortization expenses:
Cost of revenue	$5.3	$0.3	$4.1
Product development expenses	—	0.0	0.1
Selling, general and administrative expenses	20.6	1.3	3.1
Total depreciation and amortization expenses	$25.9	$1.7	$7.3

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

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	March 30, 2025
	June 30, 2026	through June 30, 2025	through June 24, 2025
Restructuring charges:
Cost of revenue	$—	$—	$(2.1)
Selling, general and administrative expenses	(0.2)	—	1.0
Total restructuring charges	$(0.2)	$—	$(1.1)

Note: Totals may not sum due to rounding.

Share-based Compensation Expense

Share-based compensation expense is included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	March 30, 2025
	June 30, 2026	through June 30, 2025	through June 24, 2025
Share-based compensation expense:
Cost of revenue	$0.0	$—	$—
Marketing expenses	0.2	—	—
Product development expenses	0.1	—	—
Selling, general and administrative expenses	0.5	—	3.2
Total share-based compensation expense	$0.7	$—	$3.2

Note: Totals may not sum due to rounding.

Executive Related One-Time Costs

Certain non-recurring expenses in connection with the management of certain executive matters are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Three Months Ended	June 25, 2025	March 30, 2025
	June 30, 2026	through June 30, 2025	through June 24, 2025
Executive related one-time costs:
Selling, general and administrative expenses	$3.8	$—	$—
Total executive related one-time costs	$3.8	$—	$—

Consolidated Results of Operations

Revenue

Revenue was $162.3 million for the three months ended June 30, 2026 (Successor), $12.2 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $177.0 million for the period from March 30, 2025 through June 24, 2025 (Predecessor). Foreign currency positively impacted our revenue for the three months ended June 30, 2026 (Successor) by $0.8 million. The change in revenue was driven by a decline in Behavioral Subscription Revenue, partially offset by an increase in Clinical Subscription Revenue. The decline in Behavioral Subscription Revenue was primarily due to a lower number of Incoming Behavioral Subscribers compared to the prior year period. The increase in Clinical Subscription Revenue was primarily due to an increase in the number of Incoming Clinical Subscribers compared to the prior year period. Refer to the “Operating Results” section for further details.

Cost of Revenue

Cost of revenue was $48.2 million for the three months ended June 30, 2026 (Successor), $3.3 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $46.5 million for the period from March 30, 2025 through June 24, 2025 (Predecessor). Foreign currency increased cost of revenue for the three months ended June 30, 2026 (Successor) by $0.1 million. The change in cost of revenue was primarily driven by a decrease in revenue and operational efficiency gains across our business offerings from actions taken to reduce our fixed cost base resulting in a more variable cost structure, partially offset by an increase in depreciation and amortization expenses.

Gross Profit

Gross profit was $114.1 million for the three months ended June 30, 2026 (Successor), $8.9 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $130.5 million for the period from March 30, 2025 through June 24, 2025 (Predecessor). Foreign currency positively impacted gross profit for the three months ended June 30, 2026 (Successor) by $0.7 million.

Gross margin was 70.3% for the three months ended June 30, 2026 (Successor), 73.2% for the period from June 25, 2025 through June 30, 2025 (Successor) and 73.7% for the period from March 30, 2025 through June 24, 2025 (Predecessor). The gross margin change was primarily due to a mix shift of our subscriber base to Clinical and an increase in depreciation and amortization expenses.

Marketing Expenses

Marketing expenses were $47.9 million for the three months ended June 30, 2026 (Successor), $2.8 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $32.1 million for the period from March 30, 2025 through June 24, 2025 (Predecessor). Foreign currency had a de minimis impact on marketing expenses for the three months ended June 30, 2026 (Successor). The change in marketing expenses was primarily due to a deliberate reduction in advertising spend in the prior year period during our financial reorganization.

Product Development Expenses

Product development expenses were $6.4 million for the three months ended June 30, 2026 (Successor), $0.7 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $14.2 million for the period from March 30, 2025 through June 24, 2025 (Predecessor). Foreign currency had no impact on product development expenses for the three months ended June 30, 2026 (Successor). The change in product development expenses was due to an increase in the capitalization rate associated with product and technology initiatives aligned with our website and app rebuild.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $50.4 million for the three months ended June 30, 2026 (Successor), $2.9 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $42.9 million for the period from March 30, 2025 through June 24, 2025 (Predecessor). Foreign currency increased selling, general and administrative expenses for the three months ended June 30, 2026 (Successor) by $0.1 million. The change in selling, general and administrative expenses was due to an increase in depreciation and amortization expenses, partially offset by a decline in transaction costs related to strategic alternatives and the Chapter 11 financial reorganization of the Company and continued expense discipline.

Reorganization Items, Net

The net reorganization gain of $1,143.9 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) related to our emergence from Chapter 11 bankruptcy and primarily consisted of the gain on settlement of liabilities subject to compromise and the impacts of fresh start valuation adjustments.

Interest Expense

Interest expense was $11.6 million for the three months ended June 30, 2026 (Successor), $0.9 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $11.1 million for the period from March 30, 2025 through June 24, 2025 (Predecessor). The change in interest expense was driven by the Chapter 11 financial reorganization and the reduction in Successor debt under the New Term Loan Facility relative to Predecessor debt. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt premium or discount, as applicable) and our average borrowings during each of the respective periods, was 10.48% per annum for the three months ended June 30, 2026 (Successor), 11.09% per annum for the period from June 25, 2025 through June 30, 2025 (Successor) and 7.12% per annum for the period from March 30, 2025 through June 24, 2025 (Predecessor). See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.

Gain on Extinguishment of Debt

During the three months ended June 30, 2026 (Successor), we recorded a $4.6 million gain on extinguishment of debt resulting from the voluntary retirement of $14.6 million in principal under our New Term Loan Facility. The debt was prepaid in May 2026 for a cash payment of $10.0 million, or 68.5% of par value. For additional details, see “—Liquidity and Capital Resources—Long-Term Debt”.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, was $0.4 million of income for the three months ended June 30, 2026 (Successor), $0.9 million of expense for the period from June 25, 2025 through June 30, 2025 (Successor) and $4.5 million of expense for the period from March 30, 2025 through June 24, 2025 (Predecessor).

Benefit from Income Taxes

We historically calculated our interim provision for income taxes by applying an estimated annual effective tax rate (“AETR”) to year-to-date ordinary income or loss. However, for the three months ended June 30, 2026 (Successor), we determined that small variations in estimated full-year ordinary loss would result in significant, unreliable fluctuations in the estimated AETR. Consequently, pursuant to ASC 740-270, the income tax benefit for the three months ended June 30, 2026 (Successor) was computed using a discrete effective tax rate method applied to actual year-to-date results.

We recorded a tax benefit of $11.2 million for the three months ended June 30, 2026 (Successor) compared to a tax benefit of $0.5 million for the period from June 25, 2025 through June 30, 2025 (Successor) and a tax benefit of $20.9 million for the period from March 30, 2025 through June 24, 2025 (Predecessor). The primary difference between the U.S. federal statutory tax rate and our consolidated effective tax rate for the three months ended June 30, 2026 (Successor) was our valuation allowance on our interest limitation carryforward. For the three months ended June 30, 2025, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was our valuation allowance on our deferred tax assets as well as discrete items related to our bankruptcy proceedings during both the Predecessor (ending June 24, 2025) and Successor (ending June 30, 2025) periods.

The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduced a global minimum tax of 15% applicable to large multinational corporations, did not have an impact during the three months ended June 30, 2026 (Successor). In addition, the One Big Beautiful Bill Act that was signed into law on July 4, 2025 in the U.S., which contains a broad range of tax reform provisions affecting businesses, did not have a material impact on our consolidated financial statements.

Operating Results

Although GAAP requires that we report our results for the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from June 25, 2025 through June 30, 2025 (Successor) separately, management views certain metric and revenue information for the three months ended June 30, 2025 by combining the results of the applicable Predecessor and Successor periods because management believes such presentation provides the most meaningful comparison of our results to the current period. Although the Predecessor and Successor periods generally are not comparable as they are impacted by fresh start accounting, there are no fresh start adjustments affecting revenue and therefore revenue information has been combined to provide a meaningful understanding of operating trends, which would be consistent with a pro forma calculation under Article 11 of Regulation S-X. Nevertheless, the combined operating results do not reflect the actual results we would have achieved absent our emergence from the Chapter 11 Cases and may not be indicative of future results.

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

Metrics and Business Trends

The following tables set forth key metrics for the second quarter of fiscal 2026 and the percentage change in those metrics versus the combined second quarter of fiscal 2025:

	Subscription Revenue (in millions except percentages)
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Q2 2026	$121.5	$120.7	$39.9	$39.9	$161.4	$160.6
Combined Q2 2025	$157.3	$157.3	$30.6	$30.6	$187.9	$187.9
% Change	(22.7%)	(23.3%)	30.4%	30.4%	(14.1%)	(14.5%)

	Subscribers (in thousands except percentages)
	Behavioral		Clinical		Total
	Incoming	End of Period	Incoming	End of Period	Incoming	End of Period
Q2 2026	2,462.6	2,291.3	196.6	197.3	2,659.2	2,488.6
Combined Q2 2025	3,299.4	3,040.5	134.8	126.7	3,434.1	3,167.2
% Change	(25.4%)	(24.6%)	45.9%	55.7%	(22.6%)	(21.4%)

	Monthly Subscription Revenue Per Average Subscriber
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Q2 2026	$17.04	$16.92	$67.55	$67.55	$20.90	$20.80
Combined Q2 2025	$16.54	$16.54	$78.00	$78.00	$18.97	$18.97
% Change	3.0%	2.3%	(13.4%)	(13.4%)	10.2%	9.6%

Operating Performance

The decline in Behavioral Subscription Revenue was primarily due to the lower number of Incoming Behavioral Subscribers versus the prior year period and ongoing Behavioral recruitment challenges reflecting secular headwinds. These were partially offset by higher Monthly Subscription Revenue Per Average Subscriber and subscriber growth within our Core+ membership tier compared to the prior year period. The increase in Clinical Subscription Revenue was primarily due to increased consumer awareness of our Med+ membership tier, strong demand for access to lower priced GLP-1 options including the Wegovy pill, and focused marketing investments.

End of Period Clinical Subscribers in the combined second quarter of fiscal 2025 included our former compounded GLP-1 offering, which was discontinued on May 22, 2025.

The change in Total Monthly Subscription Revenue Per Average Subscriber was driven primarily by a shift in mix of our subscriber base to the Clinical business and Core+ membership tier, which have a higher Monthly Subscription Revenue Per Average Subscriber. Clinical Monthly Subscription Revenue Per Average Subscriber declined primarily driven by a shift to longer term commitment plans, which commit members for longer periods, but at a lower rate per month, coupled with the discontinuation of our former compounded semaglutide offering and additional discount promotions within the period.

RESULTS OF OPERATIONS

The table below sets forth selected financial information from our consolidated statements of operations for the periods presented:

	(In millions, except per share amounts and percentages)
	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Revenue, net	$330.6	$12.2	$363.6
Cost of revenue	97.8	3.3	100.2
Gross profit	232.8	8.9	263.4
Gross Margin %	70.4%	73.2%	72.4%

Marketing expenses	140.8	2.8	110.9
Product development expenses	14.5	0.7	25.3
Selling, general & administrative expenses	98.4	2.9	78.5
Franchise rights acquired impairments	—	—	27.5
Operating (loss) income	(21.0)	2.6	21.2
Operating (Loss) Income Margin %	(6.3%)	21.3%	5.8%

Reorganization items, net	—	—	(1,143.9)
Interest expense	23.1	0.9	38.7
Gain on extinguishment of debt	(4.6)	—	—
Other (income) expense, net	(1.2)	0.9	6.7
(Loss) income before income taxes	(38.3)	0.7	1,119.8

(Benefit from) provision for income taxes	(0.3)	(0.5)	1.7
Net (loss) income	$(37.9)	$1.3	$1,118.1

Weighted average diluted shares outstanding	10.0	10.0	81.0
Diluted (net loss) earnings per share	$(3.79)	$0.13	$13.80

Note: Totals may not sum due to rounding.

Included within the operating results are the impact of transaction costs related to strategic alternatives and Chapter 11 financial reorganization, the impact of depreciation and amortization expenses, the net impact of restructuring charges, the impact of share-based compensation expense, and the impact of non-recurring expenses in connection with the management of certain executive matters, as applicable, which are further detailed below.

Transaction Costs

Certain non-recurring transaction costs related to strategic alternatives and Chapter 11 financial reorganization are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Transaction costs:
Selling, general and administrative expenses	$—	$0.2	$20.9
Total transaction costs	$—	$0.2	$20.9

Depreciation and Amortization Expenses

Depreciation and amortization expenses are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Depreciation and amortization expenses:
Cost of revenue	$10.5	$0.3	$8.7
Product development expenses	—	0.0	0.1
Selling, general and administrative expenses	41.3	1.3	5.4
Total depreciation and amortization expenses	$51.8	$1.7	$14.2

Note: Totals may not sum due to rounding.

Restructuring Charges

Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include the 2025 Plan, the 2024 Plan and the 2023 Plan. The restructuring charges are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Restructuring charges:
Cost of revenue	$(0.1)	$—	$(2.5)
Selling, general and administrative expenses	0.4	—	2.3
Total restructuring charges	$0.3	$—	$(0.1)

Note: Totals may not sum due to rounding.

Share-based Compensation Expense

Share-based compensation expense is included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Share-based compensation expense:
Cost of revenue	$0.0	$—	$—
Marketing expenses	0.3	—	—
Product development expenses	0.2	—	—
Selling, general and administrative expenses	0.9	—	4.0
Total share-based compensation expense	$1.4	$—	$4.0

Note: Totals may not sum due to rounding.

Executive Related One-Time Costs

Certain non-recurring expenses in connection with the management of certain executive matters are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Executive related one-time costs:
Selling, general and administrative expenses	$5.4	$—	$—
Total executive related one-time costs	$5.4	$—	$—

Consolidated Results of Operations

Revenue

Revenue was $330.6 million for the six months ended June 30, 2026 (Successor), $12.2 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $363.6 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency positively impacted our revenue for the six months ended June 30, 2026 (Successor) by $5.1 million. The change in revenue was driven by a decline in Behavioral Subscription Revenue, partially offset by an increase in Clinical Subscription Revenue. The decline in Behavioral Subscription Revenue was primarily due to a lower number of Incoming Behavioral Subscribers compared to the prior year period. The increase in Clinical Subscription Revenue was primarily due to an increase in the number of Incoming Clinical Subscribers compared to the prior year period. Refer to the “Operating Results” section for further details.

Cost of Revenue

Cost of revenue was $97.8 million for the six months ended June 30, 2026 (Successor), $3.3 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $100.2 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency increased cost of revenue for the six months ended June 30, 2026 (Successor) by $0.7 million. The change in cost of revenue was primarily driven by a decrease in revenue and operational efficiency gains across our business offerings from actions taken to reduce our fixed cost base resulting in a more variable cost structure, partially offset by an increase in depreciation and amortization expenses.

Gross Profit

Gross profit was $232.8 million for the six months ended June 30, 2026 (Successor), $8.9 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $263.4 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency positively impacted gross profit for the six months ended June 30, 2026 (Successor) by $4.4 million.

Gross margin was 70.4% for the six months ended June 30, 2026 (Successor), 73.2% for the period from June 25, 2025 through June 30, 2025 (Successor) and 72.4% for the period from December 29, 2024 through June 24, 2025 (Predecessor). The gross margin change was primarily due to a mix shift of our subscriber base to Clinical and an increase in depreciation and amortization expenses.

Marketing Expenses

Marketing expenses were $140.8 million for the six months ended June 30, 2026 (Successor), $2.8 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $110.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency increased marketing expenses for the six months ended June 30, 2026 (Successor) by $1.0 million. The change in marketing expenses was primarily due to a deliberate reduction in advertising spend in the prior year period during our financial reorganization.

Product Development Expenses

Product development expenses were $14.5 million for the six months ended June 30, 2026 (Successor), $0.7 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $25.3 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency had a de minimis impact on product development expenses for the six months ended June 30, 2026 (Successor). The change in product development expenses was due to a reduction in labor costs and an increase in the capitalization rate associated with product and technology initiatives aligned with our website and app rebuild.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $98.4 million for the six months ended June 30, 2026 (Successor), $2.9 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $78.5 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency increased selling, general and administrative expenses for the six months ended June 30, 2026 (Successor) by $0.3 million. The change in selling, general and administrative expenses was due to an increase in depreciation and amortization expenses, partially offset by a decline in transaction costs related to strategic alternatives and the Chapter 11 financial reorganization of the Company and continued expense discipline.

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

Interest Expense

Interest expense was $23.1 million for the six months ended June 30, 2026 (Successor), $0.9 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $38.7 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in interest expense was driven by the Chapter 11 financial reorganization and the reduction in Successor debt under the New Term Loan Facility relative to Predecessor debt. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt premium or discount, as applicable) and our average borrowings during each of the respective periods, was 10.47% per annum for the six months ended June 30, 2026 (Successor), 11.09% per annum for the period from June 25, 2025 through June 30, 2025 (Successor) and 7.14% per annum for the period from December 29, 2024 through June 24, 2025 (Predecessor). See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.

Gain on Extinguishment of Debt

During the six months ended June 30, 2026 (Successor), we recorded a $4.6 million gain on extinguishment of debt resulting from the voluntary retirement of $14.6 million in principal under our New Term Loan Facility. The debt was prepaid in May 2026 for a cash payment of $10.0 million, or 68.5% of par value. For additional details, see “—Liquidity and Capital Resources—Long-Term Debt”.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, was $1.2 million of income for the six months ended June 30, 2026 (Successor), $0.9 million of expense for the period from June 25, 2025 through June 30, 2025 (Successor) and $6.7 million of expense for the period from December 29, 2024 through June 24, 2025 (Predecessor).

(Benefit from) Provision for Income Taxes

We historically calculated our interim provision for income taxes by applying an estimated AETR to year-to-date ordinary income or loss. However, for the six months ended June 30, 2026 (Successor), we determined that small variations in estimated full-year ordinary loss would result in significant, unreliable fluctuations in the estimated AETR. Consequently, pursuant to ASC 740-270, the income tax benefit for the six months ended June 30, 2026 (Successor) was computed using a discrete effective tax rate method applied to actual year-to-date results.

We recorded a tax benefit of $0.3 million for the six months ended June 30, 2026 (Successor) compared to a tax benefit of $0.5 million for the period from June 25, 2025 through June 30, 2025 (Successor) and tax expense of $1.7 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). The primary difference between the U.S. federal statutory tax rate and our consolidated effective tax rate for the six months ended June 30, 2026 (Successor) was our valuation allowance on our interest limitation carryforward. For the six months ended June 30, 2025, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was our valuation allowance on our deferred tax assets as well as discrete items related to our bankruptcy proceedings during both the Predecessor (ending June 24, 2025) and Successor (ending June 30, 2025) periods.

The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduced a global minimum tax of 15% applicable to large multinational corporations, did not have an impact during the six months ended June 30, 2026 (Successor). In addition, the One Big Beautiful Bill Act that was signed into law on July 4, 2025 in the U.S., which contains a broad range of tax reform provisions affecting businesses, did not have a material impact on our consolidated financial statements.

Operating Results

Although GAAP requires that we report our results for the period from December 29, 2024 through June 24, 2025 (Predecessor) and the period from June 25, 2025 through June 30, 2025 (Successor) separately, management views certain metric and revenue information for the six months ended June 30, 2025 by combining the results of the applicable Predecessor and Successor periods because management believes such presentation provides the most meaningful comparison of our results to the current period. Although the Predecessor and Successor periods generally are not comparable as they are impacted by fresh start accounting, there are no fresh start adjustments affecting revenue and therefore revenue information has been combined to provide a meaningful understanding of operating trends, which would be consistent with a pro forma calculation under Article 11 of Regulation S-X. Nevertheless, the combined operating results do not reflect the actual results we would have achieved absent our emergence from the Chapter 11 Cases and may not be indicative of future results.

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

Metrics and Business Trends

The following tables set forth key metrics for the first six months of fiscal 2026 and the percentage change in those metrics versus the combined first six months of fiscal 2025:

	Subscription Revenue (in millions except percentages)
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
First Six Months of Fiscal 2026	$250.0	$245.0	$78.7	$78.7	$328.7	$323.7
Combined First Six Months of Fiscal 2025	$313.0	$313.0	$60.1	$60.1	$373.0	$373.0
% Change	(20.1%)	(21.7%)	31.1%	31.1%	(11.9%)	(13.2%)

	Subscribers (in thousands except percentages)
	Behavioral		Clinical		Total
	Incoming	End of Period	Incoming	End of Period	Incoming	End of Period
First Six Months of Fiscal 2026	2,630.6	2,291.3	130.2	197.3	2,760.8	2,488.6
Combined First Six Months of Fiscal 2025	3,244.0	3,040.5	91.7	126.7	3,335.7	3,167.2
% Change	(18.9%)	(24.6%)	41.9%	55.7%	(17.2%)	(21.4%)

	Monthly Subscription Revenue Per Average Subscriber
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
First Six Months of Fiscal 2026	$16.91	$16.57	$75.13	$75.13	$20.76	$20.45
Combined First Six Months of Fiscal 2025	$16.33	$16.33	$85.01	$85.01	$18.77	$18.77
% Change	3.6%	1.5%	(11.6%)	(11.6%)	10.6%	8.9%

Operating Performance

The decline in Behavioral Subscription Revenue was primarily due to the lower number of Incoming Behavioral Subscribers versus the prior year period and ongoing Behavioral recruitment challenges reflecting secular headwinds. These were partially offset by higher Monthly Subscription Revenue Per Average Subscriber and subscriber growth within our Core+ membership tier compared to the prior year period. The increase in Clinical Subscription Revenue was primarily due to increased consumer awareness of our Med+ membership tier, strong demand for access to lower priced GLP-1 options including the Wegovy pill, focused marketing investments during peak season, and the migration of existing Behavioral Subscribers into our Clinical business.

End of Period Clinical Subscribers in the combined first six months of fiscal 2025 included our former compounded GLP-1 offering, which was discontinued on May 22, 2025.

The change in Total Monthly Subscription Revenue Per Average Subscriber was driven primarily by a shift in mix of our subscriber base to the Clinical business and Core+ membership tier, which have a higher Monthly Subscription Revenue Per Average Subscriber. Clinical Monthly Subscription Revenue Per Average Subscriber declined primarily driven by a shift to longer term commitment plans, which commit members for longer periods, but at a lower rate per month, coupled with the discontinuation of our former compounded semaglutide offering and additional discount promotions within the period.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced and expect to continue to experience significant market disruption and competitive pressures, and shifts in consumer behavior in the weight loss category. This includes a rapid adoption of GLP-1 and other medications available as weight-loss options, an evolving regulatory landscape, and significantly increased competition from new entrants. These factors have negatively impacted our business. While the Clinical business is growing, it has not yet been able to offset the declines in the Behavioral business, resulting in decreased revenue overall. Further, we have historically had recurring net losses.

Our principal sources of liquidity are cash and cash equivalents and cash flows from operations. Our primary cash needs are funding our operations and global strategic initiatives, meeting debt service requirements and other financing commitments. We had unrestricted cash on hand of $101.5 million as of June 30, 2026. Given our current and forecasted liquidity position, we do not foresee needing access to additional sources of liquidity in the next 12 months.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents, as of:

	(In millions)
	Successor
	June 30,	December 31,
	2026	2025
Total current assets	$146.9	$213.6
Total current liabilities	106.1	126.5
Working capital surplus	40.8	87.1
Cash and cash equivalents	101.5	160.3
Working capital deficit, excluding cash and cash equivalents	$(60.7)	$(73.2)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to our balance sheet working capital deficit, excluding cash and cash equivalents, as of:

	(In millions)
	Successor
	June 30,	December 31,
	2026	2025
Portion of operating lease liabilities due within one year	$1.0	$1.3
Accrued interest	0.9	1.1
Income taxes payable	2.3	6.0
Deferred revenue	25.2	28.6
Operational liabilities and other, net of assets	37.9	44.3
Prepaid income taxes	6.6	8.1
Working capital deficit change, excluding cash and cash equivalents	$(60.7)	$(73.2)

Note: Totals may not sum due to rounding.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	(In millions)
	Successor		Predecessor
		Period from	Period from
	Six Months Ended	June 25, 2025	December 29, 2024
	June 30, 2026	through June 30, 2025	through June 24, 2025
Net cash (used for) provided by operating activities	$(9.3)	$11.5	$(34.4)
Net cash used for investing activities	$(11.9)	$(0.2)	$(6.3)
Net cash (used for) provided by financing activities	$(36.8)	$—	$153.9

Operating Activities

Net cash used for operating activities was $9.3 million for the six months ended June 30, 2026 (Successor), net cash provided by operating activities was $11.5 million for the period from June 25, 2025 through June 30, 2025 (Successor) and net cash used for operating activities was $34.4 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in net cash (used for) provided by operating activities, excluding the impact of the non-cash reorganization items, net, was primarily attributable to a decrease in accounts payable due to the timing of payments.

Investing Activities

Net cash used for investing activities was $11.9 million for the six months ended June 30, 2026 (Successor), $0.2 million for the period from June 25, 2025 through June 30, 2025 (Successor) and $6.3 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in net cash used for investing activities was primarily attributable to an increase in capitalized software and website development expenditures.

Financing Activities

Net cash used for financing activities was $36.8 million for the six months ended June 30, 2026 (Successor), which was attributable to the debt prepayments made in May 2026 and June 2026 as discussed below. There were no financing cash flows for the period from June 25, 2025 through June 30, 2025 (Successor). Net cash provided by financing activities was $153.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor), which was primarily attributable to borrowings on the Prepetition Revolving Credit Facility.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations as of June 30, 2026 (Successor):

(In millions)

Successor
June 30,
2026
New Term Loan Facility due June 24, 2030	$423.6
Less: Current portion	—
Less: Unamortized deferred financing costs	(1.0)
Plus: Unamortized debt premium	1.4
Total long-term debt	$424.0

Note: Totals may not sum due to rounding.

Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt premium, amounted to $12.0 million and $24.2 million for the three and six months ended June 30, 2026 (Successor), respectively. In the period from June 25, 2025 through June 30, 2025 (Successor), total interest expense on long-term debt, inclusive of amortization of deferred financing costs, amounted to $0.9 million. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $11.1 million and $38.7 million for the period from March 30, 2025 through June 24, 2025 (Predecessor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), respectively.

As of June 30, 2026 (Successor) and December 31, 2025 (Successor), our debt consisted of variable-rate instruments. The weighted average interest rate (which includes amortization of deferred financing costs and debt premium) on our outstanding debt was approximately 10.47% and 10.91% per annum at June 30, 2026 (Successor) and December 31, 2025 (Successor), respectively, based on interest rates on these dates.

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

In May 2026, we made a voluntary prepayment of $10.0 million in cash to prepay a portion of our New Term Loan Facility at 68.5% of par, thus reducing the outstanding principal on our New Term Loan Facility by $14.6 million. As a result of this prepayment, we recorded a gain on extinguishment of debt of $4.6 million in the second quarter of fiscal 2026.

We are required to prepay (a) 100% of the unrestricted cash held by us and our subsidiaries in excess of $100.0 million applicable to the last 10 calendar days of the first quarter of each fiscal year, (b) 100% of the proceeds from the sale of certain assets and proceeds of certain casualty events, and (c) 100% of incurrence of any new debt proceeds unless such incurrence is permitted under the credit agreement. Other than the mandatory prepayments of excess unrestricted cash as described above, we are also required to pay a prepayment premium of: (a) for the first eighteen months following the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility in excess of $200.0 million, (b) from the eighteen-month anniversary of the Emergence Date to the second anniversary of the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility, and (c) from the second anniversary of the Emergence Date to the third anniversary of the Emergence Date, 1.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility. All prepayments of the principal balance of outstanding loans under the New Term Loan Facility are subject to customary “breakage” costs with respect to Term SOFR loans under the New Term Loan Facility. Accordingly, in June 2026, we made our annual cash sweep prepayment of $26.8 million to prepay a portion of our New Term Loan Facility at par.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock, which allows for shares to be purchased from time to time in the open market or through privately negotiated transactions and has no expiration date. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, the addition of $250.0 million to this program, of which $208.9 million remained unutilized as of June 30, 2026 (Successor). During the six months ended June 30, 2026 (Successor), the period from June 25, 2025 through June 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), we repurchased no shares of our common stock under this program. Notwithstanding the foregoing terms, we do not expect to conduct any repurchases of our common stock under this pre-bankruptcy authorized share repurchase program. We expect future share repurchases, if any, to be made under a new or modified share repurchase program authorized by our Board of Directors. Any future determination to enact a share repurchase program will be made at the sole discretion of our Board of Directors, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the applicable provisions of Virginia law and such other factors our Board of Directors may deem relevant. In addition, our ability to repurchase shares of our common stock may be limited by covenants in our existing indebtedness agreements and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

EBITDA and Adjusted EBITDA

The table below sets forth the reconciliations for EBITDA and Adjusted EBITDA, each a non-GAAP financial measure, to net income (loss), the most comparable GAAP financial measure, for the periods presented:

	(In millions)
	Successor			Predecessor
			Period from	Period from	Period from
	Three Months Ended	Six Months Ended	June 25, 2025	March 30, 2025	December 29, 2024
	June 30, 2026	June 30, 2026	through June 30, 2025	through June 24, 2025	through June 24, 2025
Net income (loss)	$14.1	$(37.9)	$1.3	$1,190.7	$1,118.1
Interest	11.6	23.1	0.9	11.1	38.7
Taxes	(11.2)	(0.3)	(0.5)	(20.9)	1.7
Depreciation and amortization expenses	25.9	51.8	1.7	7.3	14.2
Share-based compensation expense	0.7	1.4	—	3.2	4.0
EBITDA	$41.2	$38.0	$3.3	$1,191.3	$1,176.7
Franchise rights acquired impairments	—	—	—	—	27.5
Reorganization items, net	—	—	—	(1,143.9)	(1,143.9)
Gain on extinguishment of debt	(4.6)	(4.6)	—	—	—
Transaction costs	—	—	0.2	10.0	20.9
Restructuring charges	(0.2)	0.3	—	(1.1)	(0.1)
Executive related one-time costs	3.8	5.4	—	—	—
Other (1)	(0.4)	(1.2)	0.9	4.5	6.7
Adjusted EBITDA	$39.8	$37.9	$4.4	$60.8	$87.7

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2026 (Successor), the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2025 have not materially changed from December 31, 2025 (Successor).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers (members of the Interim Office of the Chief Executive) and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers (members of the Interim Office of the Chief Executive) and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the second quarter of fiscal 2026. Based upon that evaluation and subject to the foregoing, our principal executive officers (members of the Interim Office of the Chief Executive) and our principal financial officer concluded that, as of the end of the second quarter of fiscal 2026, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business depends on the effectiveness and efficiency of our advertising and marketing programs across multiple platforms, including digital marketing and social media platforms, to attract and retain members and subscribers.

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

We rely significantly on paid digital marketing channels, primarily Google and Meta (Facebook and Instagram), to acquire new members and subscribers. These platforms regularly update their proprietary algorithms, ad placement criteria, and content guidelines. Any changes to their algorithms, indexing methods, or policies could adversely impact the effectiveness of our advertising campaigns, thereby decreasing traffic to our platform and significantly increasing our customer acquisition costs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended June 30, 2026, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5-1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

ITEM 6. EXHIBITS

Exhibit Number	Description

**Exhibit 2.1

First Amended Joint Prepackaged Plan of Reorganization, dated May 30, 2025 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on June 2, 2025 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 2.2	Amended Plan Supplement, dated June 12, 2025 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on June 12, 2025 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 2.3	Confirmation Order, dated June 17, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed on June 18, 2025 (File No. 001-16769), and incorporated herein by reference).

†*Exhibit 10.1	Form of Term Sheet for Non-Employee Director Restricted Stock Unit Awards and Form of Terms and Conditions for Non-Employee Director Restricted Stock Unit Awards.

†*Exhibit 10.2	Settlement Agreement and General Release and Waiver of Claims, dated May 14, 2026, by and between WW International, Inc. and Tara Comonte.

†*Exhibit 10.3	Letter Agreement, dated February 26, 2025, by and between WW International, Inc. and Jonathan Volkmann.

†*Exhibit 10.4	Form of WW International, Inc. Non-Executive Key Leader Severance Plan (Jonathan Volkmann).

†*Exhibit 10.5	Letter Agreement, dated November 4, 2025, by and between WW International, Inc. and Jonathan Volkmann.

*Exhibit 31.1	Rule 13a-14(a) Certification by Felicia DellaFortuna, Chief Financial Officer and Member, Interim Office of the Chief Executive.

*Exhibit 31.2	Rule 13a-14(a) Certification by Jonathan Volkmann, Chief Operations Officer and Member, Interim Office of the Chief Executive.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

*Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Previously filed.

† Represents a management arrangement or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2026	By:	/s/ Felicia DellaFortuna
Felicia DellaFortuna
Chief Financial Officer and Member, Interim Office of the Chief Executive (Principal Executive Officer and Principal Financial Officer)