Form 10-Q
period 2026-09-30
WW INTERNATIONAL, INC.
filed 2026-11-05
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of common stock outstanding as of October 29, 2026 was 9,998,760.

WW INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	Successor
	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,442	$160,279
Restricted cash	5,796	6,298
Receivables (net of allowances: September 30, 2026 - $2,132 and December 31, 2025 - $1,651)	11,977	16,378
Prepaid income taxes	3,728	8,097
Prepaid marketing and advertising	2,050	9,275
Prepaid expenses and other current assets	11,489	13,277
TOTAL CURRENT ASSETS	161,482	213,604
Property and equipment, net	6,316	8,115
Operating lease assets	1,803	2,933
Goodwill	199,858	200,135
Other intangible assets, net	446,794	490,664
Deferred income taxes	16,209	16,482
Other noncurrent assets	14,871	14,825
TOTAL ASSETS	$847,333	$946,758
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Portion of operating lease liabilities due within one year	$918	$1,260
Accounts payable	19,644	9,212
Salaries and wages payable	20,100	34,375
Accrued marketing and advertising	8,055	22,985
Accrued interest	892	1,084
Other accrued liabilities	18,911	23,049
Income taxes payable	1,644	6,006
Deferred revenue	21,943	28,565
TOTAL CURRENT LIABILITIES	92,107	126,536
Long-term debt, net	423,970	465,466
Long-term operating lease liabilities	1,159	1,893
Deferred income taxes	36,253	34,021
Other noncurrent liabilities	576	771
TOTAL LIABILITIES	554,065	628,687
EQUITY
Successor common stock, $0 par value; 1,000,000 shares authorized; 9,999 shares issued at September 30, 2026 and 9,992 shares issued at December 31, 2025	380,136	378,777
Accumulated deficit	(84,913)	(62,095)
Accumulated other comprehensive (loss) income	(1,955)	1,389
TOTAL EQUITY	293,268	318,071
TOTAL LIABILITIES AND TOTAL EQUITY	$847,333	$946,758

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor
	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Subscription revenue, net	$151,960	$170,929
Other revenue, net	941	1,162
Revenue, net	152,901	172,091
Cost of subscription revenue	44,144	47,908
Cost of other revenue	65	72
Cost of revenue	44,209	47,980
Gross profit	108,692	124,111
Marketing expenses	33,094	48,404
Product development expenses	5,235	7,550
Selling, general and administrative expenses	33,849	60,122
Operating income	36,514	8,035
Interest expense	10,861	12,052
Other (income) expense, net	(147)	342
Income (loss) before income taxes	25,800	(4,359)
Provision for income taxes	10,692	53,157
Net income (loss)	$15,108	$(57,516)
Earnings (net loss) per share
Basic	$1.51	$(5.76)
Diluted	$1.51	$(5.76)
Weighted average common shares outstanding
Basic	9,999	9,987
Diluted	10,021	9,987

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Subscription revenue, net	$480,710	$183,007	$360,953
Other revenue, net	2,777	1,251	2,615
Revenue, net	483,487	184,258	363,568
Cost of subscription revenue	141,603	51,166	100,026
Cost of other revenue	377	72	158
Cost of revenue	141,980	51,238	100,184
Gross profit	341,507	133,020	263,384
Marketing expenses	173,903	51,188	110,871
Product development expenses	19,768	8,236	25,281
Selling, general and administrative expenses	132,286	62,975	78,480
Franchise rights acquired impairments	—	—	27,549
Operating income	15,550	10,621	21,203
Reorganization items, net	—	—	(1,143,918)
Interest expense	33,925	12,975	38,664
Gain on extinguishment of debt	(4,612)	—	—
Other (income) expense, net	(1,305)	1,274	6,685
(Loss) income before income taxes	(12,458)	(3,628)	1,119,772
Provision for income taxes	10,360	52,634	1,669
Net (loss) income	$(22,818)	$(56,262)	$1,118,103
(Net loss) earnings per share
Basic	$(2.28)	$(5.63)	$13.93
Diluted	$(2.28)	$(5.63)	$13.80
Weighted average common shares outstanding
Basic	9,998	9,987	80,271
Diluted	9,998	9,987	80,998

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Successor
	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Net income (loss)	$15,108	$(57,516)
Other comprehensive loss:
Foreign currency translation loss	(936)	(273)
Income tax expense on foreign currency translation loss	—	(191)
Foreign currency translation loss, net of taxes	(936)	(464)
Total other comprehensive loss	(936)	(464)
Comprehensive income (loss)	$14,172	$(57,980)

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Net (loss) income	$(22,818)	$(56,262)	$1,118,103
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(3,344)	909	10,706
Income tax expense on foreign currency translation (loss) gain	—	(191)	—
Foreign currency translation (loss) gain, net of taxes	(3,344)	718	10,706
Total other comprehensive (loss) income	(3,344)	718	10,706
Comprehensive (loss) income	$(26,162)	$(55,544)	$1,128,809

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Equity (Deficit)

(IN THOUSANDS)

							Accumulated	Retained
	Successor		Predecessor		Predecessor		Other	Earnings
	Common Stock		Common Stock		Treasury Stock		Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Income	Deficit)	Total
Balance at June 30, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$1,182	$1,254	380,969
Comprehensive loss	—	—	—	—	—	—	(464)	(57,516)	(57,980)
Balance at September 30, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$718	$(56,262)	$322,989

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Deficit	Total
Balance at June 30, 2026 (Successor)	9,999	$379,690	—	$—	—	$—	$(1,019)	$(100,021)	$278,650
Comprehensive income (loss)	—	—	—	—	—	—	(936)	15,108	14,172
Compensation expense on share-based awards	—	446	—	—	—	—	—	—	446
Balance at September 30, 2026 (Successor)	9,999	$380,136	—	$—	—	$—	$(1,955)	$(84,913)	$293,268

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED Consolidated Statements of Changes in Total Equity (Deficit)

(IN THOUSANDS)

							Accumulated	Retained
	Successor		Predecessor		Predecessor		Other	Earnings
	Common Stock		Common Stock		Treasury Stock		Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	(Loss) Income	Deficit)	Total
Balance at December 28, 2024 (Predecessor)	—	$—	130,048	$—	49,997	$(3,024,710)	$(25,832)	$1,936,170	$(1,114,372)
Comprehensive income	—	—	—	—	—	—	10,706	1,118,103	1,128,809
Issuance of treasury stock under stock plans	—	—	—	—	(539)	24,546	—	(24,685)	(139)
Compensation expense on share-based awards	—	—	—	—	—	—	—	4,032	4,032
Cancellation of Predecessor equity	—	—	(130,048)	—	(49,458)	3,000,164	15,126	(3,033,620)	(18,330)
Issuance of Successor equity	9,987	378,533	—	—	—	—	—	—	378,533
Balance at June 24, 2025 (Predecessor)	9,987	$378,533	—	$—	—	$—	$—	$—	$378,533

Balance at June 25, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$—	$—	$378,533
Comprehensive (loss) income	—	—	—	—	—	—	718	(56,262)	(55,544)
Balance at September 30, 2025 (Successor)	9,987	$378,533	—	$—	—	$—	$718	$(56,262)	$322,989

							Accumulated
	Successor		Predecessor		Predecessor		Other
	Common Stock		Common Stock		Treasury Stock		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Total
Balance at December 31, 2025 (Successor)	9,992	$378,777	—	$—	—	$—	$1,389	$(62,095)	$318,071
Comprehensive loss	—	—	—	—	—	—	(3,344)	(22,818)	(26,162)
Compensation expense on share-based awards	7	1,359	—	—	—	—	—	—	1,359
Balance at September 30, 2026 (Successor)	9,999	$380,136	—	$—	—	$—	$(1,955)	$(84,913)	$293,268

The accompanying notes are an integral part of the consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Operating activities:
Net (loss) income	$(22,818)	$(56,262)	$1,118,103
Adjustments to reconcile net (loss) income to cash provided by (used for) operating activities:
Depreciation and amortization	64,851	27,174	14,201
Amortization of deferred financing costs and debt (premium) discount, net	(76)	(26)	1,766
Impairment of franchise rights acquired	—	—	27,549
Impairment of long-lived assets	3	—	97
Share-based compensation expense	1,324	—	4,032
Deferred tax provision	1,970	1,064	26,232	(1)
Allowance for doubtful accounts	48	(513)	(1,131)
Foreign currency exchange rate (gain) loss	(1,206)	1,298	6,717
Non-cash reorganization items, net	—	—	(1,176,532)
Gain on extinguishment of debt	(4,612)	—	—
Changes in cash due to:
Receivables	4,169	(2,245)	4,280
Prepaid expenses	13,537	39,934	(31,281)
Accounts payable	10,466	1,454	(8,237)
Accrued liabilities	(33,680)	(14,623)	15,084
Deferred revenue	(6,397)	(2,220)	(2,914)
Other long-term assets and liabilities, net	(191)	(11)	(2,234)
Income taxes	(4,349)	13,394	(30,155)	(1)
Cash provided by (used for) operating activities	23,039	8,418	(34,423)
Investing activities:
Capital expenditures	—	(6)	(87)
Capitalized software and website development expenditures	(18,899)	(3,678)	(6,253)
Cash paid for acquisitions, net of cash acquired	—	(1,020)	—
Other items, net	—	(3)	(1)
Cash used for investing activities	(18,899)	(4,707)	(6,341)
Financing activities:
Borrowings on revolving credit facility	—	—	171,341
Financing costs	—	—	(1,298)
Payments on long-term debt	(36,808)	—	—
Taxes paid related to net share settlement of equity awards	—	—	(145)
Cash paid for acquisitions	—	—	(16,000)
Cash (used for) provided by financing activities	(36,808)	—	153,898
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,671)	235	3,966
Net (decrease) increase in cash and cash equivalents and restricted cash	(34,339)	3,946	117,100
Cash and cash equivalents and restricted cash, beginning of period	166,577	173,620	56,520
Cash and cash equivalents and restricted cash, end of period	$132,238	$177,566	$173,620

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.
Basis of Presentation

The accompanying consolidated financial statements include the accounts of WW International, Inc., all of its subsidiaries and the variable interest entities of which WW International, Inc. is the primary beneficiary. The terms “Company” and “WW” as used throughout these notes are used to indicate WW International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Behavioral” business refers to providing subscriptions to the Company’s digital product offerings with the option to upgrade to unlimited access to the Company’s workshops and certain tailored versions of its behavior change program. The Company’s “Clinical” business refers to providing subscriptions to the Company’s clinical product offerings provided by Weight Watchers Clinic and third parties combined with the Company’s digital subscription product offerings and unlimited access to the Company’s workshops and certain tailored versions of its behavior change program.

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

2.
Leases

The Company’s lease assets and lease liabilities for its studios and corporate offices were as follows:

	Successor
	September 30,	December 31,
	2026	2025
Assets:
Operating leases	$1,803	$2,933
Total lease assets	$1,803	$2,933

Liabilities:
Current
Operating leases	$918	$1,260
Noncurrent
Operating leases	1,159	1,893
Total lease liabilities	$2,077	$3,153

The components of the Company’s lease cost were as follows:

	Successor
	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Operating lease cost:
Fixed lease cost	$400	$431
Lease termination cost	—	—
Variable lease cost	—	—
Total operating lease cost	$400	$431

	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Operating lease cost:
Fixed lease cost	$1,286	$448	$6,574
Lease termination cost	—	—	740
Variable lease cost	—	—	4
Total operating lease cost	$1,286	$448	$7,318

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company recorded sublease income for the three months ended September 30, 2026 (Successor) and the three months ended September 30, 2025 (Successor) of $165 and $390, respectively, as an offset to selling, general and administrative expenses. The Company recorded sublease income for the nine months ended September 30, 2026 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor) of $507, $415 and $2,205, respectively, as an offset to selling, general and administrative expenses.

The Company’s weighted average remaining lease term and weighted average discount rates were as follows:

	Successor
	September 30,	December 31,
	2026	2025
Weighted Average Remaining Lease Term (years)
Operating leases	2.37	2.69

Weighted Average Discount Rate
Operating leases	9.49	9.42

The Company’s leases have remaining lease terms of 0 to 3 years with a weighted average lease term of 2.37 years at September 30, 2026 (Successor).

At September 30, 2026 (Successor), the maturity of the Company’s lease liabilities in each of the next five fiscal years and thereafter was as follows:

Operating Leases
Remainder of fiscal 2026	$276
Fiscal 2027	978
Fiscal 2028	663
Fiscal 2029	414
Fiscal 2030	—
Fiscal 2031	—
Thereafter	—
Total lease payments	$2,331
Less imputed interest	254
Present value of lease liabilities	$2,077

Supplemental cash flow information related to leases was as follows:

	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,411	$471	$7,160
Operating cash flows from finance leases	$—	$—	$—
Financing cash flows from finance leases	$—	$—	$—

Lease assets obtained or modified in exchange for new or modified operating lease liabilities	$—	$95	$(34,172)
Lease assets obtained in exchange for new finance lease liabilities	$—	$—	$—

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.
Revenue

The following tables present the Company’s revenue disaggregated by revenue source:

	Successor
	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Behavioral Subscription Revenue	$113,923	$145,152
Clinical Subscription Revenue	38,037	25,777
Subscription Revenue, net	$151,960	$170,929
Other Revenue, net	941	1,162
Revenue, net	$152,901	$172,091

	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Behavioral Subscription Revenue	$363,933	$155,497	$302,636
Clinical Subscription Revenue	116,777	27,510	58,317
Subscription Revenue, net	$480,710	$183,007	$360,953
Other Revenue, net	2,777	1,251	2,615
Revenue, net	$483,487	$184,258	$363,568

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

	Deferred Revenue	Deferred Revenue
	Current	Long-Term
Balance as of December 28, 2024 (Predecessor)	$31,655	$93
Net decrease during the period	(1,873)	(8)
Balance as of June 24, 2025 (Predecessor)	$29,782	$85

Balance as of June 25, 2025 (Successor)	$29,782	$85
Net decrease during the period	(2,151)	(17)
Balance as of September 30, 2025 (Successor)	$27,631	$68

	Deferred Revenue	Deferred Revenue
	Current	Long-Term
Balance as of December 31, 2025 (Successor)	$28,565	$55
Net decrease during the period	(6,622)	(48)
Balance as of September 30, 2026 (Successor)	$21,943	$7

Revenue recognized from amounts included in current deferred revenue as of December 28, 2024 (Predecessor) was $26,934 for the period from December 29, 2024 through June 24, 2025 (Predecessor) and $2,887 for the period from June 25, 2025 through September 30, 2025 (Successor). Revenue recognized from amounts included in current deferred revenue as of December 31, 2025 (Successor) was $27,134 for the nine months ended September 30, 2026 (Successor).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.
Goodwill and Other Intangible Assets

Goodwill

The change in the carrying value of goodwill was as follows:

Balance as of December 28, 2024 (Predecessor)	$239,583
Effect of exchange rate changes	2,839
Balance as of June 24, 2025 (Predecessor) - Prior to fresh start accounting	$242,422
Fresh start accounting adjustments	(43,369)
Balance as of June 24, 2025 (Predecessor)	$199,053

Balance as of June 25, 2025 (Successor)	$199,053
Goodwill acquired during the period	1,020
Effect of exchange rate changes	62
Balance as of December 31, 2025 (Successor)	$200,135
Effect of exchange rate changes	(277)
Balance as of September 30, 2026 (Successor)	$199,858

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

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other Intangible Assets, Net

The components of other intangible assets, net as of September 30, 2026 (Successor) and December 31, 2025 (Successor) were as follows:

	Successor
	September 30,
	2026
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Trade name	Indefinite	$320,000	$—	$320,000
Finite-lived intangible assets:
Database	3 years	46,000	19,450	26,550
Developed technology	3-6 years	70,000	24,736	45,264
Customers/subscribers	1 year	58,000	58,000	—
Customer relationships	6 years	35,000	7,400	27,600
Capitalized software and website development costs	3 years	32,752	5,372	27,380
Total other intangible assets		$561,752	$114,958	$446,794

	Successor
	December 31,
	2025
		Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Value	Amortization	Value
Indefinite-lived intangible asset:
Trade name	Indefinite	$320,000	$—	$320,000
Finite-lived intangible assets:
Database	3 years	46,000	7,982	38,018
Developed technology	3-6 years	70,000	10,151	59,849
Customers/subscribers	1 year	58,000	30,192	27,808
Customer relationships	6 years	35,000	3,036	31,964
Capitalized software and website development costs	3 years	13,552	527	13,025
Total other intangible assets		$542,552	$51,888	$490,664

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $12,479 and $63,070 for the three and nine months ended September 30, 2026 (Successor), respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $24,696, $26,319 and $12,405 for the three months ended September 30, 2025 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2026	$12,986
Fiscal 2027	$51,609
Fiscal 2028	$34,939
Fiscal 2029	$12,985
Fiscal 2030	$9,667
Fiscal 2031	$4,608
Thereafter	$—

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

5.
Long-Term Debt

The components of the Company’s long-term debt were as follows:

	Successor
	September 30,				December 31,
	2026				2025
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Premium	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Premium	Effective Rate (1)
New Term Loan Facility due June 24, 2030	$423,593	$942	$(1,319)	10.48%	$465,000	$1,168	$(1,634)	10.91%
Total	$423,593	$942	$(1,319)	10.48%	$465,000	$1,168	$(1,634)	10.91%
Less: Current portion	—				—
Less: Unamortized deferred financing costs	(942)				(1,168)
Plus: Unamortized debt premium	1,319				1,634
Total long-term debt	$423,970				$465,466

(1)
Includes amortization of deferred financing costs and debt premium.

Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt premium, amounted to $11,396 and $35,606 for the three and nine months ended September 30, 2026 (Successor), respectively. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt premium, amounted to $12,052 and $12,975 for the three months ended September 30, 2025 (Successor) and the period from June 25, 2025 through September 30, 2025 (Successor), respectively. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $38,664 for the period ended December 29, 2024 through June 24, 2025 (Predecessor).

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As of September 30, 2026 (Successor) and December 31, 2025 (Successor), the Company’s debt consisted of variable-rate instruments. The weighted average interest rate (which includes amortization of deferred financing costs and debt premium) on the Company’s outstanding debt was approximately 10.48% and 10.91% per annum at September 30, 2026 (Successor) and December 31, 2025 (Successor), respectively, based on interest rates on these dates.

Senior Secured Credit Agreement

In connection with the Company’s emergence from bankruptcy, on June 24, 2025 the Company, as borrower, the lenders party thereto, and Wilmington Savings Fund Society, FSB (“WSFS”), as administrative agent, entered into a senior secured credit agreement (the “Senior Secured Credit Agreement”) which provides for a five-year term loan in an aggregate principal amount of $465,000 maturing on June 24, 2030 (the “New Term Loan Facility”). As of September 30, 2026 (Successor), the Company had $423,593 in an aggregate principal amount of loans outstanding under the New Term Loan Facility. Additionally, upon emergence from bankruptcy, the Company had $3,659 in issued but undrawn letters of credit outstanding with Bank of America, N.A., which have been subsequently reduced to an undrawn amount of $3,409 as of September 30, 2026 (Successor). The letters of credit have been extended to their current maturity dates in 2027 and are permitted under the Senior Secured Credit Agreement and issued pursuant to separate reimbursement excluding cash collateral agreements.

The New Term Loan Facility bears a variable interest rate based on either (1) the sum of (x) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate (as defined in the Senior Secured Credit Agreement), (b) the prime rate announced by WSFS and (c) one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00%; provided that such rate is not lower than a floor of 1.50%, plus (y) 5.80% per annum, or (2) the sum of (x) Term SOFR plus (y) 6.80% per annum, provided that Term SOFR is not lower than a floor of 0.50%. The interest rate in effect for the New Term Loan Facility as of September 30, 2026 (Successor) was 10.83%.

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

The Company is required to prepay (a) 100% of the unrestricted cash held by the Company and its subsidiaries in excess of $100,000 applicable to the last 10 calendar days of the first quarter of each fiscal year, (b) 100% of the proceeds from the sale of certain assets and proceeds of certain casualty events, and (c) 100% of incurrence of any new debt proceeds unless such incurrence is permitted under the Senior Secured Credit Agreement. Other than the mandatory prepayments of excess unrestricted cash as described above, the Company is also required to pay a prepayment premium of: (a) for the first eighteen months following the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility in excess of $200,000, (b) from the eighteen-month anniversary of the Emergence Date to the second anniversary of the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility, and (c) from the second anniversary of the Emergence Date to the third anniversary of the Emergence Date, 1.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility. All prepayments of the principal balance of outstanding loans under the New Term Loan Facility are subject to customary “breakage” costs with respect to Term SOFR loans under the New Term Loan Facility. The Senior Secured Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, the availability of certain of which are subject to compliance with certain financial ratios, and (3) customary events of default. In June 2026, the Company made its annual cash sweep prepayment of $26,808 to prepay a portion of its New Term Loan Facility at par.

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

The following table sets forth the computation of basic and diluted earnings (net loss) per share:

	Successor
	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Numerator:
Net income (loss)	$15,108	$(57,516)
Denominator:
Weighted average shares of common stock outstanding	9,999	9,987
Effect of dilutive common stock equivalents	22	—
Weighted average diluted common shares outstanding	10,021	9,987
Earnings (net loss) per share
Basic	$1.51	$(5.76)
Diluted	$1.51	$(5.76)

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Numerator:
Net (loss) income	$(22,818)	$(56,262)	$1,118,103
Denominator:
Weighted average shares of common stock outstanding	9,998	9,987	80,271
Effect of dilutive common stock equivalents	—	—	727
Weighted average diluted common shares outstanding	9,998	9,987	80,998
(Net loss) earnings per share
Basic	$(2.28)	$(5.63)	$13.93
Diluted	$(2.28)	$(5.63)	$13.80

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted earnings (net loss) per share was 139 and 171 for the three and nine months ended September 30, 2026 (Successor), respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted (net loss) earnings per share was 0, 0 and 7,003 for the three months ended September 30, 2025 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), respectively.

7.
Income Taxes

The Company historically calculated its interim provision for income taxes by applying an estimated annual effective tax rate (“AETR”) to year-to-date ordinary income or loss. However, for the three and nine months ended September 30, 2026 (Successor), the Company determined that small variations in estimated full-year ordinary loss would result in significant, unreliable fluctuations in the estimated AETR. Consequently, pursuant to ASC 740-270, the income tax expense for the three and nine months ended September 30, 2026 (Successor) was computed using a discrete effective tax rate method applied to actual year-to-date results.

For the three and nine months ended September 30, 2026 (Successor), the Company recorded tax expense of $10,692 and $10,360, respectively. The primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate for the three and nine months ended September 30, 2026 (Successor) was the Company’s valuation allowance on its interest limitation carryforward and tax expense related to the Base Erosion and Anti-Abuse Tax in the U.S.

The Company recorded tax expense of $53,157 for the three months ended September 30, 2025 (Successor), tax expense of $52,634 for the period from June 25, 2025 through September 30, 2025 (Successor) and tax expense of $1,669 for the period from December 29, 2024 through June 24, 2025 (Predecessor). For the three and nine months ended September 30, 2025, the difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was the Company’s valuation allowance on its deferred tax assets as well as discrete items related to the Company’s bankruptcy proceedings during both the Predecessor (ending June 24, 2025) and Successor (ending September 30, 2025) periods.

The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduced a global minimum tax of 15% applicable to large multinational corporations, did not have an impact during the three and nine months ended September 30, 2026 (Successor). In addition, the One Big Beautiful Bill Act that was signed into law on July 4, 2025 in the U.S., which contains a broad range of tax reform provisions affecting businesses, did not have a material impact on the Company’s consolidated financial statements.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.
Cash Flow Information

The following table presents the Company’s cash and cash equivalents and restricted cash by balance sheet location:

	Successor
	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$126,442	$160,279
Restricted cash	5,796	6,298
Total cash and cash equivalents and restricted cash	$132,238	$166,577

The Company’s restricted cash at September 30, 2026 (Successor) and December 31, 2025 (Successor) consisted of cash held in escrow accounts in connection with letters of credit and processor payments.

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

10.
Segment and Geographic Data

The Company operates as one operating segment. As of September 30, 2026, the Company’s chief operating decision maker (“CODM”) was its Interim Office of the Chief Executive, comprised of the Chief Financial Officer and Chief Operations Officer. The CODM reviews financial information presented on a consolidated basis. The CODM uses net income (loss) to assess financial performance and allocate resources. Significant expenses within net income (loss) include cost of revenue, marketing expenses, product development expenses, and selling, general and administrative expenses, which are each separately presented on the Company’s consolidated statements of operations. Other segment items within net income (loss) include reorganization items, net, interest expense, gain on extinguishment of debt, other expense (income), net, and provision for (benefit from) income taxes, as applicable. Effective October 1, 2026, Stephen J. Bye was appointed the Company’s President and Chief Executive Officer and became the Company’s CODM.

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

Fair Value of Financial Instruments

The fair value of the Company’s New Term Loan Facility was determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of September 30, 2026 (Successor) and December 31, 2025 (Successor), the fair value of the Company’s New Term Loan Facility was approximately $300,408 and $412,236, respectively, as compared to the carrying value (excluding the debt premium and deferred financing costs) of $423,593 and $465,000, respectively.

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company did not have any transfers into or out of Levels 1 and 2 and did not maintain any assets or liabilities classified as Level 3 during the three and nine months ended September 30, 2026 (Successor).

12.
Accumulated Other Comprehensive Income (Loss)

Amounts reclassified out of accumulated other comprehensive income (loss) were as follows:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

(Loss) Gain on Foreign Currency Translation
Balance as of December 28, 2024 (Predecessor)	$(25,832)
Other comprehensive income, net of tax	10,706
Fresh start accounting adjustments	15,126
Balance as of June 24, 2025 (Predecessor)	$—

Balance as of June 25, 2025 (Successor)	$—
Other comprehensive income, net of tax	718
Balance as of September 30, 2025 (Successor)	$718

(1)
Amounts in parentheses indicate debits

Gain (Loss) on Foreign Currency Translation
Balance as of December 31, 2025 (Successor)	$1,389
Other comprehensive loss, net of tax	(3,344)
Balance as of September 30, 2026 (Successor)	$(1,955)

(1)
Amounts in parentheses indicate debits

13.
Restructuring

2025 Plan

As previously disclosed, in the fourth quarter of fiscal 2025 (Successor), the Company committed to a plan of reduction in force that has resulted in the elimination of certain positions and the termination of employment for certain employees worldwide in order to further streamline the Company’s operations (the “2025 Plan”). The cumulative amount incurred as of September 30, 2026 (Successor) related to the aggregate 2025 Plan is $8,975, consisting of employee termination benefit costs of $8,744 and other cash restructuring charges of $231. The Company fully executed the 2025 Plan during the first quarter of fiscal 2026 (Successor).

For the three and nine months ended September 30, 2026 (Successor), the components of the Company’s restructuring charges for the 2025 Plan were as follows:

	Successor
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Restructuring charges:
Employee termination benefit costs	$—	$349
Other cash restructuring charges	—	147
Total restructuring charges	$—	$496

WW INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For the three and nine months ended September 30, 2026 (Successor), restructuring charges for the 2025 Plan were recorded in the Company’s consolidated statements of operations as follows:

	Successor
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Cost of revenue	$—	$(65)
Selling, general and administrative expenses	—	561
Total restructuring charges	$—	$496

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within accrued expenses on the Company’s consolidated balance sheets:

	Employee termination benefit costs	Other cash restructuring charges	Total
Balance as of June 25, 2025 (Successor)	$—	$—	$—
Charges	8,395	84	8,479
Payments	(670)	(84)	(754)
Balance as of December 31, 2025 (Successor)	$7,725	$—	$7,725
Charges	221	147	368
Payments	(7,347)	(147)	(7,494)
Change in estimate	128	—	128
Balance as of September 30, 2026 (Successor)	$727	$—	$727

At September 30, 2026 (Successor), the Company expects the remaining employee termination benefit liability to be paid in full by the end of the first quarter of fiscal 2027.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WW International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, “we,” “us,” “our,” the “Company,” “Weight Watchers” and “WW” refer to WW International, Inc. and all of its operations consolidated for purposes of its financial statements. We have one reportable segment for the purpose of making operational and resource decisions and assessing financial performance. Our “Behavioral” business refers to providing subscriptions to our digital product offerings with the option to upgrade to unlimited access to our workshops and certain tailored versions of our behavior change program. Our “Clinical” business refers to providing subscriptions to our clinical product offerings provided by Weight Watchers Clinic and third parties combined with our digital subscription product offerings and unlimited access to our workshops and certain tailored versions of our behavior change program.

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

Upon emergence from bankruptcy, all outstanding liabilities of approximately $1,116.0 million under the Prepetition Credit Facilities and the Prepetition Credit Agreement, and all outstanding obligations of $500.0 million under the Notes and the Indenture were discharged and the liens and mortgages related thereto were released. Additionally, on the Emergence Date we (A) executed the senior secured credit agreement (the “Senior Secured Credit Agreement”) by and between us, as borrower, the lenders party thereto, and Wilmington Savings Fund Society, FSB (“WSFS”), as administrative agent, providing for a five-year term loan (the “New Term Loan Facility”) in an aggregate principal amount of $465.0 million, maturing on June 24, 2030, to (i) refinance first lien claims and (ii) provide working capital and liquidity post-emergence, (B) distributed 9.1 million shares of our common stock to the holders of prepetition first lien claims and 0.9 million shares of our common stock to the holders of prepetition common stock, and (C) issued four letters of credit of $3.7 million in the aggregate, all maturing in 2026.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this Quarterly Report on Form 10-Q the following non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization expenses and share-based compensation expense (“EBITDA”); and EBITDA adjusted for goodwill and other indefinite-lived intangible asset impairments, reorganization items, net, gain on extinguishment of debt, transaction costs related to strategic alternatives and Chapter 11 financial reorganization, net restructuring charges, expenses in connection with the management of certain executive matters, and other items as indicated in the reconciliations below that management believes are not indicative of ongoing operations, as applicable (“Adjusted EBITDA”). See “—Liquidity and Capital Resources—EBITDA and Adjusted EBITDA” for the reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measure in each case.

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
•
Monthly Subscription Revenue Per Average Subscriber—The “Monthly Subscription Revenue Per Average Subscriber” metric reports the monthly fees associated with subscriptions for our offerings divided by the Average Subscriber for our businesses. Monthly Subscription Revenue for both quarterly and year-to-date periods for each respective business is calculated as Subscription Revenue divided by the number of months in the respective quarterly or year-to-date period. The “Average Subscriber” for quarterly periods for each respective business is the average of its Incoming Subscribers and End of Period Subscribers for the respective quarterly period. The “Average Subscriber” for year-to-date periods for each respective business is the average of its Incoming Subscribers at the beginning of the fiscal year and its End of Period Subscribers for each quarter end within the respective year-to-date period. Management utilizes this metric to consider revenue growth and trends on a per subscriber basis.
•
Gross profit and gross margin.

RESULTS OF OPERATIONS

The table below sets forth selected financial information from our consolidated statements of operations for the periods presented:

	(In millions, except per share amounts and percentages)
	Successor
	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Revenue, net	$152.9	$172.1
Cost of revenue	44.2	48.0
Gross profit	108.7	124.1
Gross Margin %	71.1%	72.1%

Marketing expenses	33.1	48.4
Product development expenses	5.2	7.6
Selling, general & administrative expenses	33.8	60.1
Operating income	36.5	8.0
Operating Income Margin %	23.9%	4.7%

Interest expense	10.9	12.1
Other (income) expense, net	(0.1)	0.3
Income (loss) before income taxes	25.8	(4.4)

Provision for income taxes	10.7	53.2
Net income (loss)	$15.1	$(57.5)

Weighted average diluted shares outstanding	10.0	10.0
Diluted earnings (net loss) per share	$1.51	$(5.76)

Note: Totals may not sum due to rounding.

Included within the operating results are the impact of transaction costs related to strategic alternatives and Chapter 11 financial reorganization, the impact of depreciation and amortization expenses, the net impact of restructuring charges, the impact of share-based compensation expense, and the impact of expenses in connection with the management of certain executive matters, as applicable, which are further detailed below.

Transaction Costs

Certain non-recurring transaction costs related to strategic alternatives and Chapter 11 financial reorganization are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor
	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Transaction costs:
Selling, general and administrative expenses	$—	$9.1
Total transaction costs	$—	$9.1

Depreciation and Amortization Expenses

Depreciation and amortization expenses are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor
	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Depreciation and amortization expenses:
Cost of revenue	$5.4	$5.1
Product development expenses	—	0.1
Selling, general and administrative expenses	7.7	20.3
Total depreciation and amortization expenses	$13.0	$25.5

Note: Totals may not sum due to rounding.

Restructuring Charges

Restructuring charges, from our previously disclosed restructuring plans, consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. The restructuring charges are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor
	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Restructuring charges:
Cost of revenue	$—	$0.0
Selling, general and administrative expenses	—	0.1
Total restructuring charges	$—	$0.1

Note: Totals may not sum due to rounding.

Share-based Compensation Expense

Share-based compensation expense is included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor
	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Share-based compensation expense:
Cost of revenue	$0.0	$—
Marketing expenses	0.0	—
Product development expenses	0.1	—
Selling, general and administrative expenses	0.6	—
Total share-based compensation expense	$0.7	$—

Note: Totals may not sum due to rounding.

Executive Related Costs

Certain expenses in connection with the management of certain executive matters are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor
	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Executive related costs:
Marketing expenses	$0.9	$—
Selling, general and administrative expenses	0.5	—
Total executive related costs	$1.4	$—

Note: Totals may not sum due to rounding.

Consolidated Results of Operations

Revenue

Revenue was $152.9 million for the three months ended September 30, 2026 (Successor), a decrease of $19.2 million, or 11.2%, compared to revenue for the three months ended September 30, 2025 (Successor) of $172.1 million. Foreign currency negatively impacted our revenue for the three months ended September 30, 2026 (Successor) by $0.4 million. The decrease in revenue was primarily driven by a decline in Behavioral Subscription Revenue, partially offset by an increase in Clinical Subscription Revenue. The decline in Behavioral Subscription Revenue was primarily due to a lower volume of overall Incoming Behavioral Subscribers compared to the prior year period; however, within this base, Incoming Behavioral Subscribers for our higher-value membership tier achieved growth compared to the prior year period. The volume decrease of total Incoming Behavioral Subscribers was partially offset by an increase in our Behavioral Monthly Subscription Revenue Per Average Subscriber compared to the prior year period. The increase in Clinical Subscription Revenue was primarily due to an increase in the number of Incoming Clinical Subscribers compared to the prior year period. Refer to the “Operating Results – Metrics and Business Trends” section for further details.

Cost of Revenue

Cost of revenue was $44.2 million for the three months ended September 30, 2026 (Successor), a decrease of $3.8 million, or 7.9%, compared to cost of revenue for the three months ended September 30, 2025 (Successor) of $48.0 million. Foreign currency had a de minimis impact on cost of revenue for the three months ended September 30, 2026 (Successor). The decrease in cost of revenue was primarily driven by lower subscriber volume and ongoing operational efficiency initiatives to lower fixed costs and better align direct labor more closely with our subscriber volumes across our business offerings, partially offset by a mix shift of our subscriber base to our Clinical business.

Gross Profit

Gross profit was $108.7 million for the three months ended September 30, 2026 (Successor), a decrease of $15.4 million, or 12.4%, compared to gross profit for the three months ended September 30, 2025 (Successor) of $124.1 million. Foreign currency negatively impacted gross profit for the three months ended September 30, 2026 (Successor) by $0.3 million.

Gross margin was 71.1% for the three months ended September 30, 2026 (Successor) compared to 72.1% for the three months ended September 30, 2025 (Successor). The gross margin decrease was primarily due to a mix shift of our subscriber base to our Clinical business, which drove higher relative direct labor costs.

Marketing Expenses

Marketing expenses were $33.1 million for the three months ended September 30, 2026 (Successor), a decrease of $15.3 million, or 31.6%, compared to marketing expenses for the three months ended September 30, 2025 (Successor) of $48.4 million. Foreign currency had a de minimis impact on marketing expenses for the three months ended September 30, 2026 (Successor). The decrease in marketing expenses was primarily due to higher spend in the third quarter of fiscal 2025, which included investments to support a product launch as well as an initial ramp-up of marketing activity following our second quarter of 2025 financial reorganization.

Product Development Expenses

Product development expenses were $5.2 million for the three months ended September 30, 2026 (Successor), a decrease of $2.3 million, or 30.7%, compared to product development expenses for the three months ended September 30, 2025 (Successor) of $7.6 million. Foreign currency had a de minimis impact on product development expenses for the three months ended September 30, 2026 (Successor). The decrease in product development expenses was due to lower labor costs following operational efficiency initiatives as well as a higher proportion of development costs capitalized in connection with ongoing platform and digital experience enhancements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $33.8 million for the three months ended September 30, 2026 (Successor), a decrease of $26.3 million, or 43.7%, compared to selling, general and administrative expenses for the three months ended September 30, 2025 (Successor) of $60.1 million. Foreign currency had a de minimis impact on selling, general and administrative expenses for the three months ended September 30, 2026 (Successor). The decrease in selling, general and administrative expenses was due to a decrease in depreciation and amortization expenses, a decline in transaction costs related to strategic alternatives and the Chapter 11 financial reorganization of the Company, and continued expense discipline.

Interest Expense

Interest expense was $10.9 million for the three months ended September 30, 2026 (Successor), a decrease of $1.2 million, or 9.9%, compared to interest expense for the three months ended September 30, 2025 (Successor) of $12.1 million. The decrease in interest expense was driven by the debt reduction from the voluntary prepayment and annual cash sweep prepayment both in the second quarter of fiscal 2026 as discussed below. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt premium) and our average borrowings during each of the respective periods, was 10.52% per annum for the three months ended September 30, 2026 (Successor) and 11.06% per annum for the three months ended September 30, 2025 (Successor). See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.

Other (Income) Expense, Net

Other (income) expense, net, was $0.1 million of income for the three months ended September 30, 2026 (Successor) compared to $0.3 million of expense for the three months ended September 30, 2025 (Successor).

Provision for Income Taxes

We historically calculated our interim provision for income taxes by applying an estimated annual effective tax rate (“AETR”) to year-to-date ordinary income or loss. However, for the three months ended September 30, 2026 (Successor), we determined that small variations in estimated full-year ordinary loss would result in significant, unreliable fluctuations in the estimated AETR. Consequently, pursuant to ASC 740-270, the income tax expense for the three months ended September 30, 2026 (Successor) was computed using a discrete effective tax rate method applied to actual year-to-date results.

We recorded tax expense of $10.7 million for the three months ended September 30, 2026 (Successor) compared to tax expense of $53.2 million for the three months ended September 30, 2025 (Successor). The primary difference between the U.S. federal statutory tax rate and our consolidated effective tax rate for the three months ended September 30, 2026 (Successor) was our valuation allowance on our interest limitation carryforward and tax expense related to the Base Erosion and Anti-Abuse Tax in the U.S. For the three months ended September 30, 2025 (Successor), the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was our valuation allowance on our deferred tax assets.

The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduced a global minimum tax of 15% applicable to large multinational corporations, did not have an impact during the three months ended September 30, 2026 (Successor). In addition, the One Big Beautiful Bill Act that was signed into law on July 4, 2025 in the U.S., which contains a broad range of tax reform provisions affecting businesses, did not have a material impact on our consolidated financial statements.

Operating Results

Metrics and Business Trends

The following tables set forth key metrics for the third quarter of fiscal 2026 and the percentage change in those metrics versus the prior year period:

	Subscription Revenue (in millions except percentages)
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Q3 2026	$113.9	$114.3	$38.0	$38.0	$152.0	$152.3
Q3 2025	$145.2	$145.2	$25.8	$25.8	$170.9	$170.9
% Change	(21.5%)	(21.3%)	47.6%	47.6%	(11.1%)	(10.9%)

	Subscribers (in thousands except percentages)
	Behavioral		Clinical		Total
	Incoming	End of Period	Incoming	End of Period	Incoming	End of Period
Q3 2026	2,291.3	2,121.7	197.3	174.3	2,488.6	2,296.0
Q3 2025	3,040.5	2,862.3	126.7	124.1	3,167.2	2,986.4
% Change	(24.6%)	(25.9%)	55.7%	40.4%	(21.4%)	(23.1%)

	Monthly Subscription Revenue Per Average Subscriber
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
Q3 2026	$17.21	$17.26	$68.25	$68.25	$21.17	$21.22
Q3 2025	$16.39	$16.39	$68.52	$68.52	$18.52	$18.52
% Change	5.0%	5.3%	(0.4%)	(0.4%)	14.3%	14.6%

RESULTS OF OPERATIONS

The table below sets forth selected financial information from our consolidated statements of operations for the periods presented:

	(In millions, except per share amounts and percentages)
	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Revenue, net	$483.5	$184.3	$363.6
Cost of revenue	142.0	51.2	100.2
Gross profit	341.5	133.0	263.4
Gross Margin %	70.6%	72.2%	72.4%

Marketing expenses	173.9	51.2	110.9
Product development expenses	19.8	8.2	25.3
Selling, general & administrative expenses	132.3	63.0	78.5
Franchise rights acquired impairments	—	—	27.5
Operating income	15.6	10.6	21.2
Operating Income Margin %	3.2%	5.8%	5.8%

Reorganization items, net	—	—	(1,143.9)
Interest expense	33.9	13.0	38.7
Gain on extinguishment of debt	(4.6)	—	—
Other (income) expense, net	(1.3)	1.3	6.7
(Loss) income before income taxes	(12.5)	(3.6)	1,119.8

Provision for income taxes	10.4	52.6	1.7
Net (loss) income	$(22.8)	$(56.3)	$1,118.1

Weighted average diluted shares outstanding	10.0	10.0	81.0
Diluted (net loss) earnings per share	$(2.28)	$(5.63)	$13.80

Note: Totals may not sum due to rounding.

Included within the operating results are the impact of transaction costs related to strategic alternatives and Chapter 11 financial reorganization, the impact of depreciation and amortization expenses, the net impact of restructuring charges, the impact of share-based compensation expense, and the impact of expenses in connection with the management of certain executive matters, as applicable, which are further detailed below.

Transaction Costs

Certain non-recurring transaction costs related to strategic alternatives and Chapter 11 financial reorganization are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Transaction costs:
Selling, general and administrative expenses	$—	$9.3	$20.9
Total transaction costs	$—	$9.3	$20.9

Depreciation and Amortization Expenses

Depreciation and amortization expenses are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Depreciation and amortization expenses:
Cost of revenue	$15.9	$5.5	$8.7
Product development expenses	—	0.1	0.1
Selling, general and administrative expenses	49.0	21.6	5.4
Total depreciation and amortization expenses	$64.9	$27.2	$14.2

Note: Totals may not sum due to rounding.

Restructuring Charges

Restructuring charges consist of expenses associated with the reduction in headcount as a result of certain strategic re-alignments. Restructuring charges include our previously disclosed 2025 restructuring plan, our previously disclosed 2024 restructuring plan and our previously disclosed 2023 restructuring plan. The restructuring charges are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Restructuring charges:
Cost of revenue	$(0.1)	$0.0	$(2.5)
Selling, general and administrative expenses	0.4	0.1	2.3
Total restructuring charges	$0.3	$0.1	$(0.1)

Note: Totals may not sum due to rounding.

Share-based Compensation Expense

Share-based compensation expense is included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Share-based compensation expense:
Cost of revenue	$0.0	$—	$—
Marketing expenses	0.3	—	—
Product development expenses	0.3	—	—
Selling, general and administrative expenses	1.5	—	4.0
Total share-based compensation expense	$2.1	$—	$4.0

Note: Totals may not sum due to rounding.

Executive Related Costs

Certain expenses in connection with the management of certain executive matters are included in applicable line items on the unaudited consolidated statements of operations:

	(in millions)
	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Executive related costs:
Marketing expenses	$0.9	$—	$—
Selling, general and administrative expenses	5.9	—	—
Total executive related costs	$6.8	$—	$—

Note: Totals may not sum due to rounding.

Consolidated Results of Operations

Revenue

Revenue was $483.5 million for the nine months ended September 30, 2026 (Successor), $184.3 million for the period from June 25, 2025 through September 30, 2025 (Successor) and $363.6 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency positively impacted our revenue for the nine months ended September 30, 2026 (Successor) by $4.7 million. The change in revenue was primarily driven by a decline in Behavioral Subscription Revenue, partially offset by an increase in Clinical Subscription Revenue. The decline in Behavioral Subscription Revenue was primarily due to a lower volume of overall Incoming Behavioral Subscribers compared to the prior year period; however, within this base, Incoming Behavioral Subscribers for our higher-value membership tier achieved growth compared to the prior year period. The volume decrease of total Incoming Behavioral Subscribers was partially offset by an increase in Monthly Subscription Revenue Per Average Subscriber compared to the prior year period.

The increase in Clinical Subscription Revenue compared to the prior period was primarily driven by an increase in the number of Incoming Clinical Subscribers due to increased consumer awareness of our Med+ membership tier, strong demand for access to lower priced GLP-1 options and focused marketing investments during peak season. This was offset by a decline in Clinical Monthly Subscription Revenue Per Average Subscriber due to a shift to longer term commitment plans, which commit members for longer periods, but at a lower rate per month, coupled with the discontinuation of our former compounded semaglutide offering. Refer to the “Operating Results – Metrics and Business Trends” section for further details.

Cost of Revenue

Cost of revenue was $142.0 million for the nine months ended September 30, 2026 (Successor), $51.2 million for the period from June 25, 2025 through September 30, 2025 (Successor) and $100.2 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency increased cost of revenue for the nine months ended September 30, 2026 (Successor) by $0.6 million. The change in cost of revenue was primarily driven by lower subscriber volume and ongoing operational efficiency initiatives to lower fixed costs and better align direct labor more closely with our subscriber volumes across our business offerings, partially offset by a mix shift of our subscriber base to our Clinical business.

Gross Profit

Gross profit was $341.5 million for the nine months ended September 30, 2026 (Successor), $133.0 million for the period from June 25, 2025 through September 30, 2025 (Successor) and $263.4 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency positively impacted gross profit for the nine months ended September 30, 2026 (Successor) by $4.1 million.

Gross margin was 70.6% for the nine months ended September 30, 2026 (Successor), 72.2% for the period from June 25, 2025 through September 30, 2025 (Successor) and 72.4% for the period from December 29, 2024 through June 24, 2025 (Predecessor). The gross margin change was primarily due to a mix shift of our subscriber base to our Clinical business, which drove higher relative direct labor costs. Additionally, there was an increase in depreciation and amortization expenses compared to the prior year period.

Marketing Expenses

Marketing expenses were $173.9 million for the nine months ended September 30, 2026 (Successor), $51.2 million for the period from June 25, 2025 through September 30, 2025 (Successor) and $110.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency increased marketing expenses for the nine months ended September 30, 2026 (Successor) by $1.0 million. The change in marketing expenses was primarily due to a deliberate reduction in advertising spend in the prior year period during our financial reorganization.

Product Development Expenses

Product development expenses were $19.8 million for the nine months ended September 30, 2026 (Successor), $8.2 million for the period from June 25, 2025 through September 30, 2025 (Successor) and $25.3 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency had a de minimis impact on product development expenses for the nine months ended September 30, 2026 (Successor). The change in product development expenses was due to lower labor costs following operational efficiency initiatives as well as a higher proportion of development costs capitalized in connection with ongoing platform and digital experience enhancements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $132.3 million for the nine months ended September 30, 2026 (Successor), $63.0 million for the period from June 25, 2025 through September 30, 2025 (Successor) and $78.5 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). Foreign currency increased selling, general and administrative expenses for the nine months ended September 30, 2026 (Successor) by $0.3 million. The change in selling, general and administrative expenses was due to a decline in transaction costs related to strategic alternatives and the Chapter 11 financial reorganization of the Company and continued expense discipline, partially offset by an increase in depreciation and amortization expenses.

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

Interest Expense

Interest expense was $33.9 million for the nine months ended September 30, 2026 (Successor), $13.0 million for the period from June 25, 2025 through September 30, 2025 (Successor) and $38.7 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in interest expense was primarily driven by the Chapter 11 financial reorganization and the reduction in Successor debt under the New Term Loan Facility relative to Predecessor debt. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt premium or discount, as applicable) and our average borrowings during each of the respective periods, was 10.48% per annum for the nine months ended September 30, 2026 (Successor), 11.07% per annum for the period from June 25, 2025 through September 30, 2025 (Successor) and 7.14% per annum for the period from December 29, 2024 through June 24, 2025 (Predecessor). See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt, including interest rates and payments thereon.

Gain on Extinguishment of Debt

During the nine months ended September 30, 2026 (Successor), we recorded a $4.6 million gain on extinguishment of debt resulting from the voluntary retirement of $14.6 million in principal under our New Term Loan Facility. The debt was prepaid in May 2026 for a cash payment of $10.0 million, or 68.5% of par value. For additional details, see “—Liquidity and Capital Resources—Long-Term Debt”.

Other (Income) Expense, Net

Other (income) expense, net, was $1.3 million of income for the nine months ended September 30, 2026 (Successor), $1.3 million of expense for the period from June 25, 2025 through September 30, 2025 (Successor) and $6.7 million of expense for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in other (income) expense, net, consists primarily of the impact of foreign currency on intercompany transactions.

Provision for Income Taxes

We historically calculated our interim provision for income taxes by applying an estimated AETR to year-to-date ordinary income or loss. However, for the nine months ended September 30, 2026 (Successor), we determined that small variations in estimated full-year ordinary loss would result in significant, unreliable fluctuations in the estimated AETR. Consequently, pursuant to ASC 740-270, the income tax expense for the nine months ended September 30, 2026 (Successor) was computed using a discrete effective tax rate method applied to actual year-to-date results.

We recorded tax expense of $10.4 million for the nine months ended September 30, 2026 (Successor), tax expense of $52.6 million for the period from June 25, 2025 through September 30, 2025 (Successor) and tax expense of $1.7 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). The primary difference between the U.S. federal statutory tax rate and our consolidated effective tax rate for the nine months ended September 30, 2026 (Successor) was our valuation allowance on our interest limitation carryforward and tax expense related to the Base Erosion and Anti-Abuse Tax in the U.S. For the nine months ended September 30, 2025, the difference between the U.S. federal statutory tax rate and our consolidated effective tax rate was our valuation allowance on our deferred tax assets as well as discrete items related to our bankruptcy proceedings during both the Predecessor (ending June 24, 2025) and Successor (ending September 30, 2025) periods.

The adoption of the Organization for Economic Cooperation and Development’s global tax reform initiative, which introduced a global minimum tax of 15% applicable to large multinational corporations, did not have an impact during the nine months ended September 30, 2026 (Successor). In addition, the One Big Beautiful Bill Act that was signed into law on July 4, 2025 in the U.S., which contains a broad range of tax reform provisions affecting businesses, did not have a material impact on our consolidated financial statements.

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

Metrics and Business Trends

The following tables set forth key metrics for the first nine months of fiscal 2026 and the percentage change in those metrics versus the combined first nine months of fiscal 2025:

	Subscription Revenue (in millions except percentages)
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
First Nine Months of Fiscal 2026	$363.9	$359.3	$116.8	$116.8	$480.7	$476.1
Combined First Nine Months of Fiscal 2025	$458.1	$458.1	$85.8	$85.8	$544.0	$544.0
% Change	(20.6%)	(21.6%)	36.1%	36.1%	(11.6%)	(12.5%)

	Subscribers (in thousands except percentages)
	Behavioral		Clinical		Total
	Incoming	End of Period	Incoming	End of Period	Incoming	End of Period
First Nine Months of Fiscal 2026	2,630.6	2,121.7	130.2	174.3	2,760.8	2,296.0
Combined First Nine Months of Fiscal 2025	3,244.0	2,862.3	91.7	124.1	3,335.7	2,986.4
% Change	(18.9%)	(25.9%)	41.9%	40.4%	(17.2%)	(23.1%)

	Monthly Subscription Revenue Per Average Subscriber
	Behavioral		Clinical		Total
	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency	Nominal Currency	Constant Currency
First Nine Months of Fiscal 2026	$17.00	$16.78	$74.33	$74.33	$20.92	$20.72
Combined First Nine Months of Fiscal 2025	$16.43	$16.43	$78.30	$78.30	$18.71	$18.71
% Change	3.5%	2.2%	(5.1%)	(5.1%)	11.8%	10.7%

LIQUIDITY AND CAPITAL RESOURCES

We have experienced, and expect to continue to experience, significant market disruption and competitive pressures and shifts in consumer behavior in the weight loss category, which have negatively affected, and may continue to negatively affect, our business. As of September 30, 2026 (Successor), we have incurred an accumulated deficit of $84.9 million. In connection with the emergence from bankruptcy noted above, we have strengthened our balance sheet, restructured our debt and invested in strategic initiatives, which has resulted in increased operating cash flow for funding our operations.

Our principal sources of liquidity are cash and cash equivalents and cash flows from operations. Our primary cash needs are funding our operations and global strategic initiatives, meeting debt service requirements and other financing commitments. We had unrestricted cash on hand of $126.4 million as of September 30, 2026 (Successor). Given our current and forecasted liquidity position, we do not foresee needing access to additional sources of liquidity in the next 12 months.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital deficit, excluding cash and cash equivalents, as of:

	(In millions)
	Successor
	September 30,	December 31,
	2026	2025
Total current assets	$161.5	$213.6
Total current liabilities	92.1	126.5
Working capital surplus	69.4	87.1
Cash and cash equivalents	126.4	160.3
Working capital deficit, excluding cash and cash equivalents	$(57.1)	$(73.2)

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to our balance sheet working capital deficit, excluding cash and cash equivalents, as of:

	(In millions)
	Successor
	September 30,	December 31,
	2026	2025
Portion of operating lease liabilities due within one year	$0.9	$1.3
Accrued interest	0.9	1.1
Income taxes payable	1.6	6.0
Deferred revenue	21.9	28.6
Operational liabilities and other, net of assets	35.5	44.3
Prepaid income taxes	3.7	8.1
Working capital deficit, excluding cash and cash equivalents	$(57.1)	$(73.2)

Note: Totals may not sum due to rounding.

Cash Flows

The following table sets forth a summary of our cash flows for the periods presented:

	(In millions)
	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	through September 30, 2025	through June 24, 2025
Net cash provided by (used for) operating activities	$23.0	$8.4	$(34.4)
Net cash used for investing activities	$(18.9)	$(4.7)	$(6.3)
Net cash (used for) provided by financing activities	$(36.8)	$—	$153.9

Operating Activities

Net cash provided by operating activities was $23.0 million for the nine months ended September 30, 2026 (Successor), net cash provided by operating activities was $8.4 million for the period from June 25, 2025 through September 30, 2025 (Successor) and net cash used for operating activities was $34.4 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in net cash provided by (used for) operating activities, excluding the impact of the non-cash reorganization items, net, was primarily attributable to a decrease in net loss and other non-cash items.

Investing Activities

Net cash used for investing activities was $18.9 million for the nine months ended September 30, 2026 (Successor), $4.7 million for the period from June 25, 2025 through September 30, 2025 (Successor) and $6.3 million for the period from December 29, 2024 through June 24, 2025 (Predecessor). The change in net cash used for investing activities was primarily attributable to an increase in capitalized software and website development expenditures.

Financing Activities

Net cash used for financing activities was $36.8 million for the nine months ended September 30, 2026 (Successor), which was attributable to the debt prepayments made in May 2026 and June 2026 as discussed below. There were no financing cash flows for the period from June 25, 2025 through September 30, 2025 (Successor). Net cash provided by financing activities was $153.9 million for the period from December 29, 2024 through June 24, 2025 (Predecessor), which was primarily attributable to borrowings on the Prepetition Revolving Credit Facility.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations as of September 30, 2026 (Successor):

(In millions)

Successor
September 30,
2026
New Term Loan Facility due June 24, 2030	$423.6
Less: Current portion	—
Less: Unamortized deferred financing costs	(0.9)
Plus: Unamortized debt premium	1.3
Total long-term debt	$424.0

Note: Totals may not sum due to rounding.

Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt premium, amounted to $11.4 million and $35.6 million for the three and nine months ended September 30, 2026 (Successor), respectively. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt premium, amounted to $12.1 million and $13.0 million for the three months ended September 30, 2025 (Successor) and the period from June 25, 2025 through September 30, 2025 (Successor), respectively. Total interest expense on long-term debt, inclusive of amortization of deferred financing costs and debt discounts, amounted to $38.7 million for the period from December 29, 2024 through June 24, 2025 (Predecessor).

As of September 30, 2026 (Successor) and December 31, 2025 (Successor), our debt consisted of variable-rate instruments. The weighted average interest rate (which includes amortization of deferred financing costs and debt premium) on our outstanding debt was approximately 10.48% and 10.91% per annum at September 30, 2026 (Successor) and December 31, 2025 (Successor), respectively, based on interest rates on these dates.

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

We are required to prepay (a) 100% of the unrestricted cash held by us and our subsidiaries in excess of $100.0 million applicable to the last 10 calendar days of the first quarter of each fiscal year, (b) 100% of the proceeds from the sale of certain assets and proceeds of certain casualty events, and (c) 100% of incurrence of any new debt proceeds unless such incurrence is permitted under the Senior Secured Credit Agreement. Other than the mandatory prepayments of excess unrestricted cash as described above, we are also required to pay a prepayment premium of: (a) for the first eighteen months following the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility in excess of $200.0 million, (b) from the eighteen-month anniversary of the Emergence Date to the second anniversary of the Emergence Date, 2.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility, and (c) from the second anniversary of the Emergence Date to the third anniversary of the Emergence Date, 1.00% of the aggregate principal amount of prepayments or refinancings of the New Term Loan Facility. All prepayments of the principal balance of outstanding loans under the New Term Loan Facility are subject to customary “breakage” costs with respect to Term SOFR loans under the New Term Loan Facility. In June 2026, we made our annual cash sweep prepayment of $26.8 million to prepay a portion of our New Term Loan Facility at par.

Refer to “—Emergence from Bankruptcy” for additional information.

Dividends and Stock Transactions

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the sole discretion of our Board of Directors (the “Board”), after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the provisions of Virginia law affecting the payment of distributions to shareholders and such other factors our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants in our existing indebtedness, including the Senior Secured Credit Agreement, and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

On October 9, 2003, our Board authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock, which allows for shares to be purchased from time to time in the open market or through privately negotiated transactions and has no expiration date. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board authorized, and we announced, the addition of $250.0 million to this program, of which $208.9 million remained unutilized as of September 30, 2026 (Successor). During the nine months ended September 30, 2026 (Successor), the period from June 25, 2025 through September 30, 2025 (Successor) and the period from December 29, 2024 through June 24, 2025 (Predecessor), we repurchased no shares of our common stock under this program. Notwithstanding the foregoing terms, we do not expect to conduct any repurchases of our common stock under this pre-bankruptcy authorized share repurchase program. We expect future share repurchases, if any, to be made under a new or modified share repurchase program authorized by our Board. Any future determination to enact a share repurchase program will be made at the sole discretion of our Board, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the applicable provisions of Virginia law and such other factors our Board may deem relevant. In addition, our ability to repurchase shares of our common stock may be limited by covenants in our existing indebtedness agreements and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

EBITDA and Adjusted EBITDA

The table below sets forth the reconciliations for EBITDA and Adjusted EBITDA, each a non-GAAP financial measure, to net income (loss), the most comparable GAAP financial measure, for the periods presented:

	(In millions)
	Successor				Predecessor
				Period from	Period from
	Three Months Ended	Nine Months Ended	Three Months Ended	June 25, 2025	December 29, 2024
	September 30, 2026	September 30, 2026	September 30, 2025	through September 30, 2025	through June 24, 2025
Net income (loss)	$15.1	$(22.8)	$(57.5)	$(56.3)	$1,118.1
Interest	10.9	33.9	12.1	13.0	38.7
Taxes	10.7	10.4	53.2	52.6	1.7
Depreciation and amortization expenses	13.0	64.9	25.5	27.2	14.2
Share-based compensation expense	0.7	2.1	—	—	4.0
EBITDA	$50.4	$88.4	$33.2	$36.5	$1,176.7
Franchise rights acquired impairments	—	—	—	—	27.5
Reorganization items, net	—	—	—	—	(1,143.9)
Gain on extinguishment of debt	—	(4.6)	—	—	—
Transaction costs	—	—	9.1	9.3	20.9
Restructuring charges	—	0.3	0.1	0.1	(0.1)
Executive related costs	1.4	6.8	—	—	—
Other (1)	(0.1)	(1.3)	0.3	1.3	6.7
Adjusted EBITDA	$51.7	$89.6	$42.8	$47.2	$87.7

Note: Totals may not sum due to rounding.

(1)
Primarily consists of the impact of foreign currency on intercompany transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2026 (Successor), the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2025 have not materially changed from December 31, 2025 (Successor).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, the end of the third quarter of fiscal 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the third quarter of fiscal 2026, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

In March 2026, Tara Comonte resigned as President and Chief Executive Officer of the Company. Effective April 3, 2026, the Board appointed Felicia DellaFortuna, our Chief Financial Officer, and Jonathan Volkmann, our Chief Operations Officer, to serve as members of the Interim Office of the Chief Executive (the “IOCE”) until such time as the Company appointed a permanent President and Chief Executive Officer. Effective October 1, 2026, the Board appointed Stephen J. Bye as President and Chief Executive Officer, Ms. DellaFortuna and Mr. Volkmann resigned as members of the IOCE, and the IOCE dissolved. Any significant leadership change or executive management transition involves inherent risk and can be difficult to manage. It may involve a diversion of resources and management attention, be disruptive to our daily operations, make it more difficult to hire and retain key employees, impact public or market perception or hinder progress on key strategic initiatives, any of which could have a negative impact on our business or stock price.

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites and platforms, subscription product offerings, and other services and products such as the recurring billing system associated with our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects or misconfigurations, and such vulnerabilities may only become apparent after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service (DOS) attacks, which are negatively impacting companies. Cyber threats and the techniques used in cyber-attacks are becoming more sophisticated and evolving rapidly, particularly through the use of advanced artificial intelligence techniques, which are already accelerating vulnerability discovery, social engineering, and attack automation. While longer-term risks may emerge from advances in computational capabilities such as quantum computing, these are not expected to impact our systems in the near term. Cyber-attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations, and malicious individuals both outside and inside a targeted company. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Disruptions in our websites, apps, services and products or network systems could result from a number of factors, including unknown technical defects, insufficient capacity, the failure of our third-party providers to provide continuous and uninterrupted service and unusual volume in traffic for our platforms. Such disruptions would be most impactful if they occurred during peak activity periods and may impact accessibility to our services and products. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, and we deploy multiple parallel instances of our applications across multiple computer resources, we do not have a fully redundant system that includes an instantaneous recovery capability. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner, and such system downtime could have an adverse impact on our business.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No contracts, instructions or written plans for the purchase or sale of Company securities were adopted or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the quarter ended September 30, 2026, that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No “non-Rule 10b5-1 trading arrangements” (as defined by Item 408(c) of Regulation S-K) or other Rule 10b5-1 trading arrangements were entered into or terminated, nor were any such arrangements modified, by our directors or officers during such period.

ITEM 6. EXHIBITS

Exhibit Number	Description

*Exhibit 2.1

First Amended Joint Prepackaged Plan of Reorganization, dated May 30, 2025 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on June 2, 2025 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 2.2	Amended Plan Supplement, dated June 12, 2025 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on June 12, 2025 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 2.3	Confirmation Order, dated June 17, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed on June 18, 2025 (File No. 001-16769), and incorporated herein by reference).

†*Exhibit 10.1

Employment Agreement, dated as of September 8, 2026, by and between WW International, Inc. and Stephen J. Bye (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 9, 2026 (File No. 001-16769), and incorporated herein by reference).

**Exhibit 31.1	Rule 13a-14(a) Certification by Stephen J. Bye, Chief Executive Officer.

**Exhibit 31.2	Rule 13a-14(a) Certification by Felicia DellaFortuna, Chief Financial Officer.

**Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**Exhibit 101

**EX-101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**EX-101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

**Exhibit 104	The cover page from WW International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Previously filed.

** Filed herewith.

† Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WW INTERNATIONAL, INC.

Date: November 5, 2026	By:	/s/ Stephen J. Bye
Stephen J. Bye
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Felicia DellaFortuna
Felicia DellaFortuna
Chief Financial Officer (Principal Financial Officer)